Form 10-Q
period 1995-01-31
DIGICON INC
filed 1995-03-13
CIK 28866

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________
                                  FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                         Commission file number 1-7427

                                  DIGICON INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0343152
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)


  3701 KIRBY DRIVE, SUITE #112, HOUSTON, TEXAS                       77098
    (Address of principal executive offices)                      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE              (713) 526-5611

                                  NO CHANGES
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                  ---    ---

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X  No
                             ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                       OUTSTANDING AT MARCH 10, 1995
      Common Stock, $.01 par value                      11,134,939

================================================================================

- --------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES

                                     INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I.  Financial Information

         Item 1. Financial Statements

         Consolidated Balance Sheets -
          January 31, 1995 and July 31, 1994                                    1

         Statements of Consolidated Operations -
          For the Three and Six Months Ended January 31, 1995 and 1994          3

         Consolidated Statements of Cash Flows -
          For the Six Months Ended January 31, 1995 and 1994                    4

         Notes to Consolidated Financial Statements                             7

         Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                     12


PART II. Other Information

         Item 1. Legal Proceedings                                             21

         Item 2. Changes in Securities                                         21

         Item 4. Submission of Matters to a Vote of Security Holders           21

         Item 6. Exhibits and Reports on Form 8-K                              22

- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         DIGICON INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                  January 31,             July 31,
                                                                                     1995                   1994
                                                                                  -----------             --------
                                                                                      (In thousands of dollars)
 ASSETS
 Current Assets:
  Cash                                                                              $  2,719              $  8,365
  Restricted cash investments                                                            752                   320
  Accounts and notes receivable (net of allowance for
   doubtful accounts: January, $613, July, $701)                                      36,360                30,427
  Accounts and note receivable from FSU joint venture,
   current portion                                                                       975                   443
  Materials and supplies inventory (net of reserves:
  January, $68; July, $68)                                                             1,692                 5,410
  Prepayments and other                                                                6,988                 4,692
                                                                                    --------              --------
  Total current assets                                                                49,486                49,657
 Property and equipment:
  Seismic equipment                                                                   45,644                48,622
  Data processing equipment                                                           28,024                27,795
  Seismic ships                                                                                              8,291
  Leasehold improvements and other                                                    29,763                30,809
                                                                                    --------              --------
      Total                                                                          103,431               115,517
    Less accumulated depreciation                                                     60,499                66,625
                                                                                    --------              --------
      Property and equipment -- net                                                   42,932                48,892

 Proprietary seismic data                                                             25,980                19,638

 Investment in FSU joint ventures                                                     11,369                 8,478

 Goodwill (net of accumulated amortization:
  January, $955; July, $743)                                                           3,290                 3,502
 Other assets                                                                          1,438                   802
 Note receivable from FSU joint venture                                                  705                   887
                                                                                    --------              --------
      Total                                                                         $135,200              $131,856
                                                                                    ========              ========

_________
See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------




                                                                           (Unaudited)
                                                                           January 31,             July 31,
                                                                              1995                   1994
                                                                           -----------             --------
                                                                              (In thousands of dollars)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Short-term related party loans                                            $  1,673               $  2,695
  Current maturities of long-term debt                                         7,129                  6,166
  Accounts payable - trade                                                    19,530                 23,740
  Accrued interest                                                               424                    293
  Other accrued liabilities                                                   12,828                  9,205
  Income taxes payable                                                         1,599                  1,406
                                                                            --------               --------
      Total current liabilities                                               43,183                 43,505

 Non-current liabilities:
  Long-term debt-less current maturities                                      24,077                 23,922
  Deferred credits                                                             5,123                  5,538
  Other non-current liabilities                                                  534                    341
                                                                            --------               --------
      Total non-current liabilities                                           29,734                 29,801

 Stockholders' equity:
  Common stock, $.01 par value; January - authorized:
   20,000,000 shares; issued: 11,134,939 shares; July -
   authorized: 60,000,000 shares; issued: 31,352,273 shares                      111                    314

  Additional paid-in capital                                                  71,866                 69,366

  Accumulated deficit from August 1, 1991
   ($139,751 deficit eliminated in quasi-reorganization
   on July 31, 1991)                                                          (9,694)               (11,130)
                                                                            --------               --------
    Stockholders' equity                                                      62,283                 58,550
                                                                            --------               --------
      Total                                                                 $135,200               $131,856
                                                                            ========               ========

_________
See Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED
                    (In thousands, except per share amounts)


                                                        Three Months Ended               Six Months Ended
                                                            January 31,                     January 31,
                                                      -----------------------         -----------------------
                                                       1995            1994            1995            1994
                                                      -------         -------         -------         -------
 Revenues                                             $30,266         $30,475         $62,266         $62,749

 Costs and expenses:
  Operating expenses                                   22,701          25,708          47,709          52,013
  Depreciation and amortization                         3,453           3,560           6,846           6,934
  Selling, general and administrative                   1,058           1,716           2,164           2,796
  Interest                                              1,331             587           2,501           1,175
  Equity in (earnings) loss of 50% or less-
   owned companies and joint ventures                     279              (6)            640             (10)
  Other - net                                             298            (355)            (74)           (380)
                                                      -------         -------         -------         -------
    Total costs and expenses                           29,120          31,210          59,786          62,528
                                                      -------         -------         -------         -------
 Income (loss) before provision for
  income taxes                                          1,146            (735)          2,480             221

 Provision for income taxes                               317             247           1,044             486
                                                      -------         -------         -------         -------
 Net income (loss)                                    $   829         $  (982)        $ 1,436         $  (265)
                                                      =======         =======         =======         =======
 Income (loss) per share of common stock              $   .07         $  (.10)        $   .13         $  (.03)
                                                      =======         =======         =======         =======
 Weighted average shares (includes
  common stock only)                                   11,135           9,426          11,046           9,426
                                                      =======         =======         =======         =======
 Cash dividends                                          None            None            None            None
                                                      =======         =======         =======         =======

_________
See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                          Six Months Ended January 31,
                                                                            1995               1994
                                                                          --------           --------
                                                                           (In thousands of dollars)
 Operating activities:
  Net income (loss)                                                        $ 1,436            $ (265)
  Non-cash items included in income (loss):
   Income taxes added to paid-in capital                                                          10
   Depreciation and amortization                                             6,846             6,934
   Gain on disposition of assets                                               (87)             (369)
   Equity in (earnings) loss of 50% or less-owned
    companies and joint ventures                                               640               (10)
   Write-down of proprietary seismic data to market                            198               259
   Restructuring charges                                                      (537)
   Amortization of warrants issued with short-term related
    party loans                                                                 27
  Change in operating assets/liabilities:
   Accounts and notes receivable                                            (2,678)           (1,545)
   Accounts and note receivable from FSU joint venture                          59
   Materials and supplies inventory                                             93             1,138
   Prepayments and other                                                    (2,296)           (1,045)
   Proprietary seismic data                                                 (6,540)           (5,468)
   Other                                                                       207               117
   Accounts payable - trade                                                 (5,403)           (5,644)
   Accrued interest                                                            131                61
   Other accrued liabilities                                                 2,291             4,367
   Income taxes payable                                                        193               181
   Deferred credits                                                           (415)           (1,001)
   Other non-current liabilities                                                83
                                                                           -------            ------
     Total cash used by operating activities                                (5,752)           (2,280)

 Financing activities:
  Borrowings of short-term related party debt                                   30             3,234
  Payments of short-term related party debt                                 (1,052)
  Payments of long-term debt                                                (2,505)           (1,723)
  Net borrowings (payments) under credit agreements                          2,534            (1,054)
  Common stock issue costs                                                     (39)
                                                                           -------            ------
    Total cash provided by (used in) financing activities                   (1,032)              457

_________
See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   UNAUDITED

                                                                         Six Months Ended January 31,
                                                                           1995                1994
                                                                         --------            --------
                                                                           (In thousands of dollars)
 Investing activities:
  Purchase of property and equipment                                      $(1,757)           $(2,990)
  Sale of property and equipment                                            1,095                897
  (Increase) decrease in restricted cash investments                         (432)               308
  Investment in FSU joint ventures                                           (807)
  Sale to Syntron, Inc.:
    Inventories and technologies                                            1,591
    Property and equipment                                                  1,409
                                                                          -------            -------

    Total cash provided by (used in) investing activities                   1,099             (1,785)

 Currency (gain) loss on foreign cash                                          39                (92)
                                                                          -------            -------

 Change in cash and cash equivalents                                       (5,646)            (3,700)

 Beginning cash and cash equivalents balance                                8,365              5,402
                                                                          -------            -------

 Ending cash and cash equivalents balance                                  $2,719             $1,702
                                                                          =======            =======

_________
See Notes to Consolidated Financial Statements.

- --------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES
        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                         Six Months Ended January 31,
                                                                           1995                1994
                                                                         --------            --------
                                                                           (In thousands of dollars)
 Schedule of non-cash investing and financing activities:

 Increase in property and equipment due to:
  Execution of capital leases and notes                                    $  843               $223
  Accounts payable - trade                                                    257                464

 Increase (decrease) in investment in FSU joint ventures:
  Common stock issued                                                       2,309
  Accounts and note receivable from FSU joint venture                        (409)
  Other accrued liabilities                                                   841
  Long-term debt                                                              245

 Sale of inventories, property and equipment, and
   technologies to Syntron, Inc.:
  Accounts and notes receivable                                             3,255
  Inventories                                                              (2,034)
  Other assets - deferred credits receivable                                  857
  Accounts payable - trade                                                    957
  Other accrued liabilities - deferred gain                                 1,011
  Other non-current liabilities - deferred gain                               110

 Supplemental disclosures of cash flow information:

 Cash paid during the six months ended for:
  Interest -
   Secured term loan                                                          312                293
   Revolving credit facilities                                                930                169
   Secured short-term related party loans                                                         72
   Equipment purchase obligations and
    unsecured notes payable                                                   560                507
   Other                                                                      534                110
  Income taxes                                                                826                984

- --------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPINION OF MANAGEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Digicon Inc. and subsidiaries at January 31, 1995, and the results of its operations for the three and six month periods and its cash flows for the six month periods ended January 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year, as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

         INCOME (LOSS) PER SHARE

         Weighted average shares and primary income (loss) per share have been restated for all periods presented to reflect the effect of a one for three reverse stock split consummated on January 17, 1995. See Note 9.

         Primary loss per share is computed based on the weighted average number of shares of common stock. Primary income per share is computed based on the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents include stock options and warrants. Shares issuable upon the conversion of stock options and warrants were disregarded since the treasury stock method of calculation produced no incremental shares.

         Fully diluted income per share is not presented since common stock equivalents had no dilutive effect or due to net losses.

 2.      SHORT-TERM RELATED PARTY LOANS

         The short-term related party loans are secured on a subordinated basis by a majority of the assets of the Company. Interest is payable at prime plus 3% through January 26, 1995 and at prime plus 6% thereafter (14.5% at January 31, 1995). The loans are subject to mandatory prepayment from a portion of the proceeds of certain specified transactions, if and when such transactions occur, and beginning January 26, 1995, out of excess cash flow (as defined in the loan agreement) earned during the period beginning August 1, 1994. As of January 31, 1995, there was no excess cash flow as defined. As further

- --------------------------------------------------------------------------------

         consideration for the facility, the Company issued 120,000 common stock purchase warrants (as adjusted for the one for three reverse stock split consummated on January 17, 1995) expiring July 26, 1999 with an exercise price of $4.50.

3.       LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                                    January 31,        July 31,
                                                                       1995              1994
                                                                    -----------        --------
                                                                     (In thousands of dollars)
 Revolving credit agreement due April 1997, at prime plus
  3% (11.5% at January 31, 1995)                                     $ 15,000          $ 12,446
 Secured term loan due June 1997, at 10.75%                             6,000             6,000
 Secured Indonesian Rupiah revolving credit agreement
  due September 1995, at 19%                                              902               922
 Unsecured notes maturing through January 1995, at 10%                                       35
 Equipment purchase obligations maturing through
  September 1998, at an average rate of 10.91%
  at January 31, 1995                                                   9,277            10,605
 Real estate note maturing April 1995, at prime
  plus 1.25% (9.75% at January 31, 1995)                                   27                80
                                                                     --------          --------
  Total                                                                31,206            30,088
 Less current maturities                                                7,129             6,166
                                                                     --------          --------
  Due after one year                                                 $ 24,077          $ 23,922
                                                                     ========          ========

         The revolving credit agreement is with a finance company and provides a revolving credit facility of up to $15,000,000 through April 11, 1997. The lender has agreed to increase the facility to $17,000,000 for a six month period ending on September 15, 1995. Advances under the agreement are limited by a borrowing formula and are secured by a majority of the assets of the Company. The agreement limits, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness, prohibits paying certain dividends and requires the Company to maintain certain financial ratios. The agreement also provides for the deposit of collections of certain of the Company's accounts receivable into cash collateral accounts and for the repayment of outstanding advances and monthly interest with such proceeds. Amounts applied against outstanding advances are available for reborrowing upon presentation of evidence of adequate borrowing base coverage.

         The secured term loan is due June 30, 1997, with interest at 10.75% payable quarterly. Principal payments of $1,500,000 are due June 30, 1995 and June 30, 1996, and all

- --------------------------------------------------------------------------------

         remaining unpaid principal is due June 30, 1997. The note agreement limits, but does not prohibit, the Company's ability to pay dividends and to incur indebtedness for borrowed money and requires the Company to maintain certain financial ratios. At January 31, 1995, the Company was not in compliance in respect to the debt coverage ratio required under the agreement; however, the Company has obtained a waiver for the quarter ended January 31, 1995. In April 1994, in conjunction with the execution of the revolving credit agreement, the lender was granted a security interest in a majority of the Company's equipment. In connection with the original sale of the notes, the Company issued 113,333 common stock purchase warrants (as adjusted for the one for three reverse stock split consummated on January 17, 1995) to the lender.

         The secured Indonesian Rupiah revolving credit facility in the amount of two billion Rupiahs is the obligation of P.T. Digicon Mega Pratama, a consolidated subsidiary of the Company, and provides working capital and certain bank guarantees for its Indonesian operations. The facility expires in September 1995, and is secured by substantially all of the assets of P.T. Digicon Mega Pratama.

         The unsecured notes payable represented agreements executed in settlement of certain unsecured obligations.

         The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computing and seismic equipment.

         The real estate note is secured by land and a building and is payable in installments of $8,987 per month plus interest through April 1995.

4.       OTHER - NET

         Other - net consists of the following:

                                                     Three Months Ended             Six Months Ended
                                                         January 31,                  January 31,
                                                 -------------------------     -------------------------
                                                    1995           1994          1995            1994
                                                 ----------      ---------     ---------       ---------
                                                 (In thousands of dollars)     (In thousands of dollars)
 Net foreign currency exchange (gains)
  losses                                            $  84         $  (58)         $  91          $   15
 Net (gains) losses on disposition of
  property and equipment                              262           (284)           (87)           (369)
 Interest income                                      (48)           (17)           (85)            (36)
 Other                                                                 4              7              10
                                                    -----         ------          -----          ------
  Other - net                                       $ 298         $ (355)         $ (74)         $ (380)
                                                    =====         ======          =====          ======

5.       RESTRICTED CASH

         Restricted cash represents amounts pledged as collateral on certain bank guarantees.

- --------------------------------------------------------------------------------

6.       SALE OF INVENTORIES, ASSETS AND TECHNOLOGIES

         On August 31, 1994, the Company entered into a series of agreements with Syntron, Inc. ("Syntron") that provided for the sale of certain assets, inventories, and technologies by the Company to Syntron and the assumption of certain liabilities by Syntron. The sale price was $7,500,000 payable in cash of $3,000,000 and $4,500,000 in credits to be applied against future purchases by the Company in accordance with contract terms. The agreements also provide that for a period of three years, Syntron will be the sole supplier to the Company of certain acquisition, monitoring, and recording equipment that is competitively priced, deliverable on a timely basis and is technologically competitive. In addition, the Company has agreed to lease back certain marine and land recording equipment from Syntron for a period of up to thirty-six months with minimum lease terms ranging from 71/2 to 171/2 months.

         The difference between the sale price and the net book value of the net assets sold after discounting the credits by 1/2% was a $1,121,000 gain which will be recognized ratably over the average minimum lease term.

7.       INVESTMENT IN FSU JOINT VENTURES

         During the year ended July 31, 1994, the Company entered into an agreement with MD Seis International Ltd. to focus on emerging geophysical opportunities throughout the former Soviet Union ("FSU"). In connection with the agreement, the Company placed 5,431,615 shares of its old common stock in escrow to be distributed in three stages upon the execution and completion of certain conditions.

         The first stage was completed on April 1, 1994 and the Company exchanged 3,072,950 shares of old common stock valued at $2.375 per share, or $7,298,256, and a $1,000,000 cash commitment in return for a 50% interest in MD Seis Geophysical Co., Ltd. (a Russian joint stock company) and Seismic Technology, Inc. (a Delaware corporation), a 25% interest in DG Seis Overseas, Ltd. (a Republic of Cyprus limited liability company) and a 10% indirect interest in Caspian Geophysical (an Azerbaijani joint venture). The second stage of the agreement was completed on August 25, 1994, and the Company increased its ownership interest to 50% in DG Seis Overseas, Ltd. and to a 20% indirect interest in Caspian Geophysical by exchanging 2,052,543 shares of old common stock valued at $1.125 per share, or $2,309,111, and an additional $2,000,000 cash commitment. In addition, the Company has agreed to guarantee certain liabilities of the joint ventures. After adjustment for the one for three reverse stock split consummated on January 17, 1995, MD Seis owns 1,708,497 shares of common stock.

         The investments are being accounted for under the equity method. The excess value of the purchase price over the fair value of the net assets acquired in the amount of $9,292,000 is being amortized over a twenty-year period. Amortization expense for the three and six months ended January 31, 1995 was $120,000 and $240,000, respectively.

         Both parties have agreed not to pursue stage three and all remaining shares of old common stock were released back to the Company.

- --------------------------------------------------------------------------------

8.       RESTRUCTURING CHARGES

         In response to operating losses and tightening cash flow during the year ended July 31, 1994, management made a decision to restructure its operations and revalue certain assets during that period and as a result incurred $9,116,000 in total expenses. Included in the $9,116,000 was $6,523,000 for the write-off/reserve for the impairment of assets to their net realizable value. A portion of the write-off pertained to marine ($2,437,000) and land ($552,000) acquisition assets related to decommissioned marine vessels and stacked land crews. The write-off/reserve for impairment of assets also included the write-down of certain other marine and land acquisition assets that were not a direct result of the restructuring program ($1,048,000). In addition, the Company wrote-down data processing equipment ($2,056,000) particularly in the Far East, based on a declining market, and Indonesian proprietary data since the Company's license to sell such data was not extended by the Indonesian government ($430,000). Also included in the $9,116,000 were accrued restructuring charges of $1,363,000 of which $1,226,000 related to severance costs for a 10% reduction in the Company's workforce and $137,000 related to the consolidation of certain offices. Approximately $1,123,000 of these amounts had been paid as of January 31, 1995 and the Company estimates that all remaining liabilities in the amount of $240,000 will be paid during fiscal 1995. The remaining costs of $1,230,000 were included in other operating expenses and included non-recurring expenses associated with certain contract liabilities and other impaired assets.

9.       REVERSE STOCK SPLIT

         On December 14, 1994, shareholders approved a one for three reverse stock split (the "Reverse Split") to holders of record on January 17, 1995, with no change in par value. On January 17, 1995, there were 33,404,816 shares of common stock outstanding which were converted into approximately 11,134,939 shares of new common stock. The net effect of these transactions are a charge to common stock and a credit to additional paid-in- capital of approximately $223,000.

         On January 17, 1995, there were 1,363,636 publicly traded common stock purchase warrants expiring on July 5, 1996 with an exercise price of $6.00 per share. In connection with the Reverse Split and as required by the American Stock Exchange, the publicly traded warrants were converted, effective January 17, 1995, into approximately 454,545 new common stock purchase warrants with an exercise price of $18.00. Also on January 17, 1995, there were 340,000 common stock purchase warrants expiring on June 29, 1997 with an exercise price of $2.00 per share which were adjusted in connection with the Reverse Split to represent 113,333 shares of new common stock issuable upon exercise of these warrants at an exercise price of $6.00. Additionally, there were 1,975,000 and 600,000 shares of common stock authorized under the 1992 Employee Nonqualified Stock Option Plan and 1992 Non-Employee Director Stock Option Plan, respectively. In connection with the Reverse Split, these authorized shares were decreased to approximately 658,000 and 200,000 authorized shares of new common stock under the Employee Plan and Director Plan, respectively, and the exercise prices were tripled.

- --------------------------------------------------------------------------------

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The seismic industry and its role in petroleum exploration, development and production has changed substantially during recent years. Wider applications of seismic technology have strongly shifted the emphasis to three dimensional ("3D") surveys, and the greater precision and improved subsurface resolution obtainable from 3D seismic data have enabled oil companies to utilize these surveys to find new fields and to delineate more accurately existing fields and to augment their reservoir management and production monitoring techniques. It has been demonstrated that the enhanced subsurface resolution obtainable from 3D studies has been a key factor in improving success ratios and lowering finding and field extension costs for the oil industry during the past several years.

The increased use of 3D seismic technology for development and production activities coupled with strengthening oil and gas prices contributed to seismic spending increases from 1988 to 1993, a period during which 3D surveys became the predominant practice offshore. In addition, the demand for land/transition zone 3D surveys has increased during the past two years. However, during calendar 1993, delayed offshore concession awards and tax changes in certain foreign countries, coupled with oil company budget shifts, reduced demand for marine surveys and, as a consequence, excess capacity developed in the marine geophysical market. The Company responded to these changes by shifting its geographic emphasis to the Western Hemisphere, by allocating substantial resources to build its land/transition zone business and by reducing the number of vessels in operation. The Company has reduced its fleet from nine to five vessels and is presently utilizing 80% of the fleet in Gulf of Mexico 3D operations. As a result of recent strengthening in the Far East marine market, one vessel will be mobilized from the Gulf to Australia where it will begin working on a 2D survey in the fourth quarter. International operations accounted for 55% of revenues in 1994, down from 77% in 1993 and 87% in 1992. In the first half of fiscal 1995, international operations accounted for 52% of total revenues. In addition, as a result of further reductions in oil company budgets which have reduced the amount of single customer contract work available, and the relatively large number of oil companies presently active in the Gulf of Mexico, the Company has shifted its emphasis to acquiring 3D data for its own library, where the potential exists for enhanced profitability resulting from multiple sales of each data set. However, recent weakness in domestic prices for natural gas has limited Gulf of Mexico activity somewhat and the Company's investment in domestic speculative surveys during the remainder of 1995 is expected to be reduced.

To emphasize its expanded focus on the land/transition zone market, in October 1992, the Company added three domestic land/transition zone crews and subsequently further increased its onshore presence through the addition of three crews utilizing advanced-technology high capacity I/O System Two equipment. A total of five land crews are currently in operation, three

- --------------------------------------------------------------------------------

in the United States and two in South America. A third South American crew will begin work in the fourth quarter. As a result of this onshore focus, the Company's land revenues increased from approximately $3.1 million in fiscal 1992 to $38.5 million in fiscal 1994. In the first half of fiscal 1995, primarily as a result of stacking the Company's transition zone crew in Australia, land revenues decreased 8% from last year, but are expected to increase during the remainder of 1995 due to additional capacity in South America. At July 31, 1994, the Company's backlog of commitments for services was $84,500,000, compared with $77,800,000 at July 31, 1993. At January 31,
1995, backlog expanded further to $89,761,000. At January 31, 1995, 47% of the Company's backlog was represented by contracts for land data acquisition, 31% by contracts for marine data acquisition and 22% by contracts for data processing.

During 1995, the Company expects to spend approximately $13-15 million for capital expenditures and approximately $2.8 million for research and development activities. The majority of capital spending in 1995 will be for various vessel upgrades and additional data acquisition and processing equipment necessary to maintain existing levels of operation. In addition, as previously mentioned, a new I/O crew has been added in South America and an additional crew is being considered to replace obsolete domestic equipment. A substantial majority of the funding for the capital expenditures will be provided by vendor financing arrangements. Further additions to capacity will be considered only if increased market demand is evident and financing is available. In fiscal 1995, the Company also expects to invest approximately $17 million in its data library. In addition, and as discussed further below, the Company is committed to invest up to $2 million in working capital (of which approximately $1.75 million has been spent to date) plus loan guaranties in its FSU joint ventures.

During 1994, in conjunction with certain changes in senior management, the Company initiated a comprehensive program designed to restructure each of the Company's geographic and operational lines of business with the objective of restoring profitability to its operations. These actions included personnel reductions, office consolidations, vessel deactivations and redeployments and the movement to outsource certain costly manufacturing and research and development activities historically performed "in-house". The implementation of this program has resulted in cost savings which have increased to approximately $800,000 per month beginning in the second quarter of fiscal 1995.

During the past year, the industry has focused on developing market opportunities in the former Soviet Union ("FSU"). As a vehicle for entering these markets, the Company, in partnership with MD Seis International Ltd. ("MD Seis" or the "MD Seis Group"), has formed several joint venture companies which are actively pursuing geophysical contracts in the FSU. Three of the joint venture companies, DG Seis Overseas, Ltd. ("DG Seis"), Seismic Technology, Inc. and MD Seis Geophysical Co., Ltd. are currently owned 50/50 by Digicon and MD Seis. The Company also currently owns a 20% indirect interest in a fourth joint venture company, Caspian Geophysical. The majority partner in Caspian Geophysical is the offshore geophysical unit of the State Oil Company of the Azerbaijan Republic ("SOCAR"). The MD Seis Group has been active in the FSU for a number of years and is controlled by several individuals and entities including Lukoil, the largest joint stock oil company in Russia, and Central Geophysical

- --------------------------------------------------------------------------------

Expedition, a division of the former Ministry of Oil and Gas Industry of the USSR which now functions as the principal geoscience center for the Russian Federation's petroleum industry.

In exchange for its interest in the four joint venture companies, the Company has issued to MD Seis, a total of 5,125,493 old shares of common stock and has committed to contribute up to $3 million of cash plus loan guaranties to fund the start-up costs of the joint ventures. After adjustment for the one for three reverse stock split consummated on January 17, 1995, MD Seis owns 1,708,497 shares of common stock. As of the date of this report on Form 10-Q, the Company has invested approximately $2.75 million of cash in the ventures and has issued guaranties of venture indebtedness totaling $3,380,000. MD Seis has contributed to the joint venture companies its existing asset base, which includes seven land crews currently operating in the FSU, data processing equipment and a library of FSU seismic data covering 410 square kilometers.

Caspian Geophysical has leased the vessel, M/V Baki, formerly the Academic Nalivkin, from SOCAR under a long-term charter agreement. Under the supervision of Company personnel, the vessel has been upgraded to state-of-the-art 3D technology and is presently in the Caspian Sea where it is working on a 16,000 km project sponsored by several major oil companies. DG Seis has been awarded a contract to acquire data offshore Kazakhstan by a consortium of primarily western oil companies during portions of 1995 and 1996. A second vessel is planned for Kazakhstan operations beginning this Spring. In addition, work has begun on a large 3D land contract in Western Siberia covering three years of seasonal work.

On August 31, 1994, the Company sold its cable and canister manufacturing and repair facility and certain of its marine and land data acquisition equipment, related data acquisition technology and associated inventory to Syntron, Inc. ("Syntron"). In connection with the transaction, the Company's marine and land engineering groups, totaling 37 people, were transferred to Syntron. The total sales price was $7,500,000, of which $3,000,000 was received in cash at closing, with the remainder payable in credits to be applied against future purchases of advanced technology digital recording equipment manufactured by Syntron. Depending on market conditions during the next 24 months, the Company expects to upgrade its vessels to Syntron equipment valued, in total, at approximately $21 million. Syntron has agreed to finance a significant portion of the purchase price of this equipment. Prior to upgrading its vessels with Syntron equipment, the Company will lease back from Syntron certain equipment currently in use which was sold pursuant to this transaction, at rates approximating the depreciation charges previously being recognized on such equipment. See Note 6 to the Consolidated Financial Statements.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the first half of fiscal 1995, the Company's stockholders' equity increased to $62,283,000 from $58,550,000 at July 31, 1994, while total liabilities declined by $389,000. During the first quarter of 1995, an additional $2,309,000 of common stock was issued with respect to the formation of the FSU joint venture companies. At January 31, 1995, funded debt measured as a percentage of total capitalization (stockholders' equity plus funded debt) declined to 34% compared with 36% at July 31, 1994.

- --------------------------------------------------------------------------------

For financial reporting purposes, the Company has previously accrued income taxes in respect of its marine data collection operations in Mexico during fiscal 1992 and 1993 based on the amount of income taxes withheld by its client, the state owned oil company. The Company believes that the income taxes withheld (which total approximately $2,600,000) far exceed the taxes, if any, which are due by the Company in respect of its operations in Mexico. In September 1992, the Company filed suit to recover all income taxes withheld, and on June 3, 1993, the Company was notified that the tax court in Mexico had issued a ruling which appears to support the Company's claim for recovery. Both the Mexican tax authorities and the Company sought clarification of the ruling from the appellate court in Mexico, and based on the appellate court's ruling in November 1993, it appears that the Company's position has again been supported.

Based on the court rulings, the Company is continuing proceedings necessary to enforce compliance with the court rulings and recover the income taxes withheld. Although the court rulings are a favorable development, there is no assurance that the Company will recover any significant portion of the withheld taxes or, if such recovery is made, as to the timing of receipt. The Company intends to continue to seek recovery of the withheld taxes but does not presently intend to reflect any anticipated refunds thereof as a reduction in income taxes until such time, if ever, that the excess amounts withheld are received.

The Company has required increased amounts of working capital to support its operations and its capital expenditure and research and development programs. The Company has a significant presence (55% of fiscal 1994 revenues) outside of the United States, where operations typically require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, the Company has increased its participation in non-exclusive data surveys and has significantly expanded its library of proprietary data. Because of the lead time between survey execution and sale, non-exclusive surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's near-term liquidity will likely continue to be affected; however, the Company believes that these non- exclusive surveys have good long-term sales, earnings and cash flow potential.

During the past two years, the Company has updated and increased its data processing capabilities, invested significant capital to outfit a new seismic vessel and has, more recently, allocated significant resources to its land/transition zone activities. In fiscal 1993 and 1994, the Company spent a total of $51 million for new capital equipment and invested approximately $9.1 million in its research and development efforts. The Company's anticipated capital expenditures for fiscal 1995 of approximately $13-15 million provide primarily for the maintenance of existing levels of capacity, a major upgrade to one vessel's acquisition system and the addition of one land crew, with a second crew being considered depending on market conditions and the availability of financing. Further additions to capacity will be dependent upon oil company demand for geophysical services and the availability of funding.

The Company's internal sources of liquidity are cash balances ($2,719,000 at January 31, 1995) and cash flow from operations (expected to be positive for the remainder of the fiscal year ended

- --------------------------------------------------------------------------------

July 31, 1995), and its external sources include the unutilized portion of its working capital facility described below (approximately $3,500,000 at the date of this Form 10-Q), equipment purchase obligations, asset dispositions and trade credit. To provide additional working capital, in April 1994, the Company obtained a three year, $15 million revolving credit facility from a commercial finance company. The facility provides for borrowings of up to 80% of the majority of the Company's domestic and foreign receivables at an interest rate of three percent over the prime rate and is secured by most of the Company's world-wide assets. In March 1995, the lender agreed to increase the facility to $17 million for a six month period ending September 15, 1995.

To provide additional funding to enable the Company to continue to add to its Gulf of Mexico data library, on July 26, 1994, the Company and a lending group comprised of three significant stockholders of the Company, entered into a short- term bridge loan agreement. The agreement provided for $3,000,000 of advances, of which $2,725,000 was borrowed, secured on a subordinated basis by the majority of the Company's assets. The loan was subsequently extended until July 26, 1995. Interest was initially payable at the rate of three percent over prime and was increased to six percent over prime on January 26, 1995. In addition, the lenders were issued 120,000 5-year warrants (as adjusted for the one for three reverse stock split consummated on January 17, 1995) to purchase shares of common stock at $4.50 per share. Advances under the agreement are repayable on or before July 26, 1995, and mandatory prepayments are required from a portion of the net proceeds received from certain specified transactions if and when such transactions are completed. The remaining balance of the facility ($1,673,000) is payable monthly to the extent of the Company's excess cash flow (as defined in the loan agreement) earned during the period beginning August 1, 1994.

The Company is holding discussions with several groups with respect to additional transactions which would further enhance its liquidity. Such transactions could include the disposition of non-productive assets and the formation of additional alliances to share the costs of the acquisition of data or other corporate and operational functions. The Company is also considering proposals which would reduce the amount of working capital employed in its FSU ventures. Discussions on transactions aimed at increasing liquidity are ongoing, but there can be no assurance that they can be successfully completed.

The Company believes that as a result of certain cash generating and expenditure reducing transactions concluded in the past twelve months, including, as previously discussed, the Company's restructuring and expense reduction program, the expanded revolving credit agreement, the sale of assets and transfer of certain research functions to Syntron, the short-term bridge loan, deferral of payables and asset dispositions, it has strengthened its working capital position. Absent a deterioration in the Company's markets, the Company believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. However, if additional working capital were to become necessary as a result of deterioration in demand for or pricing of the Company's services, and if additional financing were not available, the Company's operating results and financial condition would be adversely affected.

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED JANUARY 31, 1995

Resulting primarily from improved data processing operations, increased sales from the Company's library of proprietary data and a reduction in operating expenses, the Company's operations improved during the second quarter compared with the second quarter of the prior year. Net income was $829,000 or $.07 per share in the current quarter as compared to a net loss of $982,000 or $.10 per share (as adjusted for the one for three reverse stock split) in the prior year's quarter. Although revenues decreased slightly ($209,000), profit margins increased from 16% in the prior year's quarter to 25% in the current quarter and total costs and expenses decreased $2,090,000 or 7% on a comparable quarter basis.

Data processing revenues increased $1,960,000 or 29% during the quarter. The increase was mainly attributable to the installation of additional capacity provided by massively parallel data processing systems in the Company's centers in Houston and Singapore. In addition, the Company was awarded a new processing contract at its Assen, Holland center. The Company expects revenues to continue to improve in these centers and plans to introduce a new land software product during the current fiscal year which should further increase data processing revenues. The improved revenues from these centers were partially offset by lower revenues in soft European and Indonesian markets. The Company expects the European market to improve in the future. However, the Indonesian market has been depressed for some time and the Company will continue to scale back its operations in that area.

Revenues of $4,800,000 from the sale of proprietary data (non-exclusive surveys) doubled during the current quarter compared to the prior year. Revenues attributable to the sale of proprietary data has increased from 8% of total revenues in the prior year's quarter to 16% of total revenues during the current quarter. The increase is primarily attributable to the sale of data collected in non-exclusive surveys in the Gulf of Mexico and in the North Sea. The Company expects revenues from the sale of proprietary data to continue to improve during the third quarter, as additional surveys are completed and available for sale.

Marine revenues from contract work decreased approximately $2,400,000 or 24% during the second quarter of 1995. The Company derigged one of its seismic vessels in April 1994 which contributed to lower current quarter revenues. In addition, during the first quarter of 1995, the Company mobilized a vessel which operated on funded surveys in the North Sea in the prior year, to the Gulf of Mexico to join three of its other vessels in collecting non-exclusive surveys in the area. The Company continues to operate a vessel in the Far East where improved market conditions along with exceptional weather doubled revenues in the second quarter of 1995.

The Company plans to mobilize another vessel to the Far East in March 1995, where it will perform a 2D contract beginning in the fourth quarter. The Company expects marine revenues in the third quarter to remain flat due to the mobilization of the vessel to the Far East.

- --------------------------------------------------------------------------------

Land revenues for the second quarter of 1995 declined approximately $2,000,000 or 18%. The decrease was mainly attributable to two of the Company's four North American land crews which were idle for the majority of the second quarter of 1995 primarily due to inclement weather. During the third quarter, the Company anticipates that revenues from its North American operations will improve. Revenues from the two South American crews during the second quarter of 1995 were consistent with last year. The crew that operated in Bolivia in the prior year assisted in Argentina during the current year's quarter on a large 3D job and will return to Bolivia during the third quarter to complete a new 2D contract. During January 1995, the Company began mobilization of a new I/O System Two crew to South America that will perform a large contract in Argentina. With the additional crew in place, the Company expects its revenues from South America to improve during the third quarter.

Operating expenses for the second quarter of 1995 decreased $3,007,000 or 12% from the second quarter of 1994. The decrease in expenses resulted primarily from a major restructuring program implemented during the prior fiscal year. The program included the write-off /reserve for impairment of assets to their net realizable value, a reduction in the work force, and the consolidation of certain offices in all operations. Furthermore, in September 1994, the Company sold the inventories, assets and technologies related to its manufacturing operations to Syntron Inc. and transferred the related personnel. The Company estimates that the savings from this program is approximately $800,000 per month. The remaining decreases relate primarily to the derigging of the seismic vessel as discussed above.

Selling, general and administrative expense decreased $658,000 during the current quarter compared to the prior quarter. The prior quarter included an accrual of $607,000 in benefits payable over a five year period under an employment contract with a former officer. Primarily as a result of increased borrowings of working capital facilities and equipment financing and higher interest rates, interest expense increased $744,000 during the current quarter.

As previously discussed, in April 1994, the Company acquired interests in four joint ventures that operate in the former Soviet Union. In acquiring these interests, the Company exchanged common stock and cash commitments valued in excess of the fair market value of the net assets received. The excess value is being amortized over a twenty-year period and the Company has recorded $120,000 of amortization expense during the current quarter. The joint ventures are in the start-up phase and the Company recorded $307,000 of equity losses during the current quarter. The joint ventures have been awarded several marine and land acquisition contracts scheduled to begin during the first half of calendar 1995, and the Company expects the joint ventures to begin recognizing revenues in the current fiscal year.

Other - net for the current quarter consists mainly of losses incurred on the sale of a stacked seismic vessel and on cables damaged during a survey. The current year quarter also includes net currency losses mostly attributable to the decline in value of the pound sterling. The prior year quarter includes a gain on the sale of certain seismic equipment. Current quarter income taxes relate primarily to operations in the Far East based on increased marine revenues as discussed above. Income taxes in the prior year related primarily to operations in South America.

- --------------------------------------------------------------------------------

SIX MONTH PERIOD ENDED JANUARY 31, 1995

During the first six months of fiscal 1995, the Company's net income was $1,436,000 or $.13 per share compared to a net loss of $265,000 or $.03 per share (as adjusted for the one for three reverse stock split) in the comparable period of the prior year. Although revenues decreased slightly ($483,000), profit margins increased from 17% in the prior year's period to 23% in the current year and total costs and expenses decreased $2,742,000 or 4% in the current year.

Processing revenues increased $3,237,000 or 23% over the same period in 1994. The increase is mainly attributable to the installation of additional capacity in Houston and Singapore and the availability of additional marine data in the Gulf of Mexico. In addition, the Company was awarded a processing contract at its Assen, Holland center. The improved revenues from these centers were partially offset by lower revenues in European and Indonesian markets.

Revenues from the sale of proprietary data increased $816,000 or 12% during the current year. The increase is primarily attributable to the sale of data collected in non-exclusive surveys in the Gulf of Mexico and in the North Sea.

Marine contract revenues decreased approximately $2,785,000 or 13% during the six month period. The Company derigged two of its seismic vessels in September 1993 and April 1994, respectively. In addition, during the first quarter of 1995 the Company mobilized a vessel which operated on funded surveys in the North Sea in the prior year to the Gulf of Mexico to join three other vessels in collecting non-exclusive surveys in the area. These decreases were partially offset by significantly improved performance by the Company's vessel in the Far East which benefitted from improved market conditions.

Land revenues for the six months ended January 31, 1995 declined approximately $1,637,000 or 8% from the same period in the prior year. The decrease was mainly attributable to reduced domestic land revenues and the elimination of the Australian crew. Offsetting these reductions was a 37% increase in revenues earned by the South American crews.

Operating expenses during the six months ended January 31, 1995 decreased $4,304,000 or 8%. As a result, profit margins improved from 17% in the prior year to 23% in the current period. The decrease in expenses resulted primarily from the previously mentioned restructuring program implemented beginning in the prior fiscal year. The remaining decreases relate primarily to derigging two seismic vessels as discussed above.

Depreciation and amortization expense declined slightly during the current year as decreases in charges related to the restructuring program and the derigging of the seismic vessels were offset by an increase in charges on new asset purchases and amortization on the FSU joint ventures discussed below. Selling, general and administrative expense decreased $632,000 during the current period compared to the prior year period. The prior year period included an accrual of $607,000 in benefits payable over a five year period due under an employment contract with a

- --------------------------------------------------------------------------------

former executive of the Company. Primarily as a result of increased borrowings in working capital facilities and equipment financing and higher interest rates, interest expense increased $1,326,000 during the current six month period.

As previously discussed, in April 1994, the Company acquired interests in four joint ventures that operate in the former Soviet Union. In acquiring these interests, the Company exchanged common stock and cash commitments valued in excess of the fair market value of the net assets received. The excess value is being amortized over a twenty-year period and the Company has recorded $240,000 of amortization expense during the current six-month period. The joint ventures are in the start-up phase and the Company has recorded $662,000 of equity losses during the current year.

Other - net for the current year period consists primarily of losses incurred on the sale of a stacked seismic vessel and on cables damaged during a survey offset by a gain on the sale of a second seismic vessel. The current year period also includes net currency losses mostly attributable to the decline in value of the pound sterling. The prior year period includes a gain on the sale of certain seismic equipment. The increase in current year income taxes relate primarily to operations in the Far East based on increased marine revenues as discussed above and a charge relating to a tax assessment rendered in Jakarta.

- --------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

As of March 10, 1995, the Company was not a party to, nor was its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.


Item 2. Changes in Securities

Common Stock, $.01 Par Value - The Company's stockholders have approved the conversion of each share of old common stock into 1/3 share of new common stock. See Item 4. Submission of Matters to a vote of Security Holders.

Warrants to Purchase Common Stock - As a result of the Reverse Split (defined below) and the anti-dilution provisions of the Company's Warrant Agreement dated July 1, 1991, each old warrant expiring on July 5, 1996 has been converted, effective January 17, 1995, into a new warrant that reflects the economic effect of the Reverse Split. Therefore, the old warrants have been converted into new warrants, expiring on July 5, 1996, that represent 1/3 of the shares issuable upon exercise of the old warrants. The new warrants have an exercise price of $18.00 (three times the exercise price of the old warrants). Following January 17, 1995 and pursuant to an American Stock Exchange requirement, the Company began distributing to each warrant holder upon surrender of the certificates for the old warrants to Chemical Shareholder Services Group, Inc., as exchange agent, a certificate for the number of whole new warrants into which the old warrants have been converted. All fractional interests in the new warrants resulting from the Reverse Split have been or will be settled in cash on the basis of the average of the closing bid and asked prices of the old warrants on the American Stock Exchange on January 16, 1995 ($ .125).

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on December 14, 1994. Common stockholders of record on November 9, 1994 were entitled to vote. The following matters were voted on by the Company's stockholders at the meeting:

1. Each of the eight directors nominated for the board of directors were elected by the stockholders.

2. The stockholders approved an amendment to the Company's Certificate of Incorporation (the "Recapitalization") pursuant to which (i) each presently outstanding share of common stock,

- --------------------------------------------------------------------------------

         par value $.01 per share, of the Company ("Old Digicon Shares") has been converted, effective January 17, 1995, into 1/3rd share of new
         common stock, par value $.01 per share      (the "Reverse Split"), of
         the Company as so recapitalized ("New Digicon Shares"), (ii) all fractional interests in New Digicon Shares resulting from the Recapitalization have been or will be settled in cash on the basis of the last sale price of the Old Digicon Shares on the American Stock Exchange on January 16, 1995 ($1.25), (iii) following January 17, 1995, the Company began distributing to each stockholder upon surrender of the certificates for Old Digicon Shares to Chemical Shareholder Services Group, Inc., as exchange agent, a certificate for the number of whole New Digicon Shares into which the Old Digicon Shares have been converted in the Recapitalization, and (iv) the number of shares of common stock authorized for issuance by the board of directors has been reduced to 20,000,000 New Digicon Shares from the 60,000,000 Old Digicon Shares previously authorized. Stockholders holding 21,633,375 shares voted to affirm the matter and 572,367 negative votes were cast.

3. The stockholders approved, by a vote of 21,705,323 to 415,131, the grant by the Company to certain affiliated parties of warrants to purchase up to a number of shares approximating 1.1% of the Company's outstanding common stock. The warrants initially evidenced the right to purchase up to approximately 360,000 shares of common stock at an exercise price of $1.50 per share at any time prior to their expiration on July 26, 1999. Both the number of shares purchasable under and the exercise price of the warrants are subject to adjustment in the event of subdivisions, combination or any reclassification of the common stock. Accordingly, because of the Reverse Split, the warrants presently evidence the right to purchase up to 120,000 shares of new common stock at an exercise price of $4.50.


Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits filed with this report:

         11) Computation of income (loss) per common and common equivalent share for the three and six months ended January 31, 1995 and 1994.

b)       Reports on Form 8-K

         1) Form 8-K Report was filed as of January 17, 1995 with respect to a one for three reverse split of the Company's outstanding common stock which was approved by the Company's stockholders at the 1994 Annual Meeting held on December 14, 1994.

- --------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DIGICON INC.
                                    ----------------------------------
                                               (Registrant)




 Date:     March 13, 1995                   Stephen J. Ludlow
           --------------           ----------------------------------
                                            Stephen J. Ludlow
                                               (President)




 Date:     March 13, 1995                   Richard W. McNairy
           --------------           ----------------------------------
                                            Richard W. McNairy
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
- -------
  11) Computation of income (loss) per common and common equivalent share for the three and six months ended January 31, 1995 and 1994.