Form 10-Q/A
period 1995-01-31
DIGICON INC
filed 1995-05-15
CIK 28866

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                 FORM 10-Q/A
                              (Amendment No. 1)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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
                          THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes  X  No
                             ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                       OUTSTANDING AT APRIL 28, 1995
      Common Stock, $.01 par value                      11,134,939

================================================================================

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits filed with this report:

         11) Computation of income (loss) per common and common equivalent share for the three and six months ended January 31, 1995 and 1994 (previously filed).

         27) Financial Data Schedule for the period ended January 31, 1995 (filed electronically herewith).

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




                                               DIGICON INC.
                                    ----------------------------------
                                               (Registrant)




 Date:     May 16, 1995                     Stephen J. Ludlow
           -----------            ----------------------------------
                                            Stephen J. Ludlow
                                               (President)




 Date:     May 16, 1995                    Richard W. McNairy
           -----------            ----------------------------------
                                            Richard W. McNairy
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit No.
- -----------
    11) Computation of income (loss) per common and common equivalent share for the three and six months ended January 31, 1995 and 1994 (previously filed).

    27) Financial Data Schedule for the period ended January 31, 1995 (filed electronically herewith).