Form 10-Q
period 1995-04-30
DIGICON INC
filed 1995-06-14
CIK 28866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                   NO CHANGES
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           OUTSTANDING AT JUNE 13, 1995
   Common Stock, $.01 par value                       10,276,442

================================================================================

                          DIGICON INC. AND SUBSIDIARIES

                                      INDEX

                                                                             Page
                                                                            Number
                                                                            ------
PART  I.  Financial Information

          Item 1.  Financial Statements

          Consolidated Balance Sheets -
            April 30, 1995 and July 31, 1994                                   1

          Statements of Consolidated Operations -
             For the Three and Nine Months Ended April 30, 1995 and 1994       3

          Consolidated Statements of Cash Flows -
             For the Nine Months Ended April 30, 1995 and 1994                 4

          Notes to Consolidated Financial Statements                           7

          Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of Operations     13


PART  II. Other Information

          Item 1.  Legal Proceedings                                          22

          Item 6.  Exhibits and Reports on Form 8-K                           22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          DIGICON INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                             April 30,      July 31,
                                                                1995          1994
                                                            -----------     --------
ASSETS                                                      (In thousands of dollars)
Current assets:
   Cash                                                      $  2,243      $  8,365
   Restricted cash investments                                    660           320
   Accounts and notes receivable (net of allowance for
       doubtful accounts:  April, $568, July, $701)            38,683        30,427
   Accounts and note receivable from FSU joint venture,
       current portion                                          1,087           443
   Materials and supplies inventory (net of reserves:
       April, $66,  July, $68)                                  1,646         5,410
   Prepayments and other                                        6,671         4,692
                                                             --------      --------
          Total current assets                                 50,990        49,657

Property and equipment:
    Seismic equipment                                          48,895        48,622
    Data processing equipment                                  27,519        27,795
    Seismic ships                                                             8,291
    Leasehold improvements and other                           30,593        30,809
                                                             --------      --------
            Total                                             107,007       115,517
        Less accumulated depreciation                          62,894        66,625
                                                             --------      --------
            Property and equipment - net                       44,113        48,892

Proprietary seismic data                                       27,335        19,638

Investment in FSU joint ventures                               11,069         8,478

Goodwill (net of accumulated amortization:
    April, $1,061; July, $743)                                  3,184         3,502
Other assets                                                    1,321           802
Note receivable from FSU joint venture                            593           887
                                                             --------      --------

              Total                                          $138,605      $131,856
                                                             ========      ========


- ------------
See Notes to Consolidated Financial Statements.

                                                                (Unaudited)
                                                                 April 30,       July 31,
                                                                   1995            1994
                                                                 ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY                             (In thousands of dollars)
Current liabilities:
  Short-term related party loans                                 $   1,673       $   2,695
  Current maturities of long-term debt                              10,530           6,166
  Accounts payable - trade                                          21,847          23,740
  Accrued interest                                                     563             293
  Other accrued liabilities                                         10,699           9,205
  Income taxes payable                                               1,054           1,406
                                                                 ---------       ---------

          Total current liabilities                                 46,366          43,505

Non-current liabilities:
  Long-term debt-less current maturities                            23,929          23,922
  Deferred credits                                                   5,124           5,538
  Other non-current liabilities                                        395             341
                                                                 ---------       ---------

          Total non-current liabilities                             29,448          29,801

Stockholders' equity:
  Common stock, $.01 par value; April - authorized:
  20,000,000 shares; issued: 11,134,939 shares;  July -
  authorized:  60,000,000 shares; issued: 31,352,273 shares            111             314

  Additional paid-in capital                                        71,895          69,366

  Accumulated deficit from August 1, 1991
      ($139,751 deficit eliminated in quasi-reorganization
       on July 31, 1991)                                            (9,215)        (11,130)
                                                                 ---------       ---------

           Stockholders' equity                                     62,791          58,550
                                                                 ---------       ---------

                  Total                                          $ 138,605       $ 131,856
                                                                 =========       =========


- ------------
See Notes to Consolidated Financial Statements

                          DIGICON INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                    (In thousands, except per share amounts)

                                                      Three Months Ended                Nine Months Ended
                                                          April 30,                         April 30,
                                                  -------------------------         --------------------------
                                                    1995              1994            1995             1994
                                                  --------         --------         --------         ---------
Revenues                                          $ 34,448         $ 25,463         $ 96,714         $  88,212

Costs and expenses:
    Operating expenses:
        Other                                       27,767           25,250           75,476            77,496

        Restructuring
                                                                      7,886                              7,886

    Depreciation and amortization                    3,469            3,541           10,315            10,475

    Selling, general and administrative              1,244            1,156            3,408             3,719

    Interest                                         1,343              672            3,844             1,847
    Equity in loss of 50% or less-
        owned companies and joint ventures             185              169              825               159
    Other - net                                        (69)              (1)            (143)             (381)
                                                  --------         --------         --------         ---------

          Total costs and expenses                  33,939           38,673           93,725           101,201
                                                  --------         --------         --------         ---------

Income (loss) before provision for

   income taxes                                        509          (13,210)           2,989           (12,989)

Provision for income taxes                              30              478            1,074               964
                                                  --------         --------         --------         ---------

Net income (loss)                                 $    479         $(13,688)        $  1,915         $ (13,953)
                                                  ========         ========         ========         =========

Income (loss) per share of common stock           $    .04         $  (1.40)        $    .17         $   (1.46)
                                                  ========         ========         ========         =========

Weighted average shares (includes
   common stock only)                               11,135            9,768           11,075             9,540
                                                  ========         ========         ========         =========

Cash dividends                                        None             None             None              None
                                                  ========         ========         ========         =========


- ------------
See Notes to Consolidated Financial Statements.

                          DIGICON INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                             Nine Months Ended April 30,
                                                                1995             1994
                                                              --------         --------
                                                               (In thousands of dollars)
Operating activities:
Net income (loss)                                             $  1,915         $(13,953)
Non-cash items included in income (loss):
   Income taxes added to paid-in capital                                              5
   Depreciation and amortization                                10,315           10,475
   Gain on disposition of assets                                   (70)            (405)
   Equity in loss of 50% or less-owned
      companies and joint ventures                                 825              159
   Write-down of proprietary seismic data to market                297              258
   Write-off/reserve for impairment of assets                                     6,523
   Restructuring accrual                                          (786)           1,363
   Amortization of warrants issued with short-term
       related party loans                                          77
Change in operating assets/liabilities:
   Accounts and notes receivable                                (5,079)           5,036
   Accounts and note receivable from FSU joint venture              59
   Materials and supplies inventory                                139              501
   Prepayments and other                                        (1,979)            (735)
   Proprietary seismic data                                     (7,994)          (8,210)
   Other                                                           407              202
   Accounts payable - trade                                     (2,944)          (8,848)
   Accrued interest                                                270               39
   Other accrued liabilities                                     1,176            3,747
   Income taxes payable                                           (352)             302
   Deferred credits                                               (415)          (1,188)
   Other non-current liabilities                                    52
                                                              --------         --------

        Total cash used in operating activities                 (4,087)          (4,729)


See Notes to Consolidated Financial Statements.

                          DIGICON INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    UNAUDITED

                                                                      Nine Months Ended April 30,
                                                                         1995            1994
                                                                       --------        --------
                                                                       (In thousands of dollars)
Financing activities:
  Borrowings of short-term related party loans                         $    30         $ 3,386
  Payments of short-term related party loans                            (1,052)         (3,386)
  Payments of long-term debt                                            (4,000)         (2,447)
  Borrowings of long-term debt                                                             926
  Net borrowings under revolving credit agreement                        3,430           4,995
  Common stock issue costs                                                 (72)
                                                                       -------         -------

          Total cash provided by (used in) financing activities         (1,664)          3,474

Investing activities:
  Purchase of property and equipment                                    (2,618)         (3,854)
  Sale of property and equipment                                         1,207             979
  (Increase) decrease in restricted cash investments                      (340)            307
  Increase in investment in FSU joint ventures                          (1,673)           (494)
  Sale to Syntron, Inc.:
      Inventories and technologies                                       1,591
      Property and equipment                                             1,409
                                                                       -------         -------

           Total cash used in investing activities                        (424)         (3,062)

Currency (gain) loss on foreign cash                                        53             (84)
                                                                       -------         -------

Change in cash and cash equivalents                                     (6,122)         (4,401)

Beginning cash and cash equivalents balance                              8,365           5,402
                                                                       -------         -------

Ending cash and cash equivalents balance                               $ 2,243         $ 1,001
                                                                       =======         =======


- ------------
See Notes to Consolidated Financial Statements.

                          DIGICON INC. AND SUBSIDIARIES
        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 Nine Months Ended April 30,
                                                                    1995           1994
                                                                 ----------     ----------
                                                                  (In thousands of dollars)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Increase in property and equipment due to:
    Execution of capital leases and notes                         $ 4,894         $3,059
    Accounts payable - trade                                          133            641
  Increase (decrease) in investment in FSU joint ventures:
    Common stock issued                                             2,309          7,299
    Accounts and note receivable from FSU joint venture              (409)
    Long-term debt                                                    245
    Accounts payable - trade                                                         739
  Sale of inventories, property and equipment and
   technologies to Syntron, Inc.:
    Accounts and notes receivable                                   3,255
    Inventories                                                    (2,034)
    Other assets - deferred credits receivable                        857
    Accounts payable - trade                                          957
    Other accrued liabilities - deferred gain                       1,011
    Other non-current liabilities - deferred gain                     110
  Sale of accounts receivable and property and equipment
    to minority shareholder:
    Accounts and notes receivable                                     (78)
    Property and equipment - net                                     (247)
    Long-term debt                                                   (199)
    Accounts payable - trade                                          (18)
    Other non-current liabilities - minority interest                (108)
  Warrants issued with short-term related party loans                 (89)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the nine months ended for:
  Interest -
    Secured term loan                                                 473            439
    Revolving credit facilities                                     1,449            338
    Secured short-term related party loans                                           213
    Equipment purchase obligations and
         unsecured notes payable                                      766            679
    Other                                                             747            148
  Income taxes                                                      1,431          1,134

                          DIGICON INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OPINION OF MANAGEMENT

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Digicon Inc. and subsidiaries at April 30, 1995, and the results of its operations for the three and nine month periods and its cash flows for the nine month periods ended April 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year, as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

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

2.   SHORT-TERM RELATED PARTY LOANS

     The short-term related party loans are secured on a subordinated basis by a majority of the assets of the Company. Interest is payable at prime plus 6% (15% at April 30, 1995). The loans are subject to mandatory prepayment from a portion of the proceeds of certain specified transactions, if and when such transactions occur, and beginning January 26, 1995, out of excess cash flow (as defined in the loan agreement) earned during the period beginning August 1, 1994. As further consideration for the facility, the Company issued 120,000 common stock purchase warrants (as adjusted for the one for three reverse stock split consummated on January 17, 1995) expiring July 26, 1999 with an exercise price of $4.50. The short-term related party loans were repaid in full on June 13, 1995.

3.   LONG-TERM DEBT

     The Company's long-term debt is as follows:

                                                                     April 30,       July 31,
                                                                       1995           1994
                                                                     ---------       --------
                                                                     (In thousands of dollars)

      Revolving credit agreement due April 1997, at prime plus
         3% (12% at April 30, 1995)                                   $15,902        $12,446
      Secured term loan due June 1997, at 10.75%                        6,000          6,000
      Secured Indonesian Rupiah revolving credit agreement
         due September 1995, at 19%                                       896            922
      Unsecured notes maturing through January 1995, at 10%                               35
      Equipment purchase obligations maturing through
         February 1999, at an average rate of 10.81%
         at April 30, 1995                                             11,661         10,605
      Real estate note maturing April 1995, at prime
         plus 1.25%                                                                       80
                                                                      -------        -------

                Total                                                  34,459         30,088

      Less current maturities                                          10,530          6,166
                                                                      -------        -------

                Due after one year                                    $23,929        $23,922
                                                                      =======        =======


     The revolving credit agreement is with a finance company and provides a revolving credit facility of up to $15,000,000 through April 11, 1997. The facility has been increased to $17,000,000 for a six month period ending on September 15, 1995. Advances under the agreement are limited by a borrowing formula and are secured by a majority of the assets of the Company. The agreement limits, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness, prohibits paying certain dividends and requires the Company to maintain certain financial ratios. At April 30, 1995, the Company was not in compliance in respect to the current ratio required under the agreement; however, the Company has obtained a waiver for the quarter ended April 30, 1995. The agreement also provides for the deposit of collections of certain of the Company's accounts receivable into cash collateral accounts and for the repayment of outstanding advances and monthly interest with such proceeds. Amounts applied against outstanding advances are available for reborrowing upon presentation of evidence of adequate borrowing base coverage.

     The secured term loan is due June 30, 1997, with interest at 10.75% payable quarterly. Principal payments of $1,500,000 are due June 30, 1995 and June 30, 1996, and all
     remaining unpaid principal is due June 30, 1997. The note agreement limits, but does not prohibit, the Company's ability to pay dividends and to incur indebtedness for borrowed money and requires the Company to maintain certain financial ratios. At April 30, 1995, the Company was not in compliance in respect to the debt coverage ratio required under the agreement; however, the Company has obtained a waiver for the quarter ended April 30, 1995. In April 1994, in conjunction with the execution of the revolving credit agreement, the lender was granted a security interest in a majority of the Company's equipment. In connection with the original sale of the notes, the Company issued 113,333 common stock purchase warrants (as adjusted for the one for three reverse stock split consummated on January 17, 1995) to the lender.

     The secured Indonesian Rupiah revolving credit facility in the amount of two billion Rupiahs is the obligation of P.T. Digicon Mega Pratama, a consolidated subsidiary of the Company, and provides working capital and certain bank guarantees for its Indonesian operations. The facility expires in September 1995, and is secured by substantially all of the assets of P.T. Digicon Mega Pratama and the guaranty of Digicon Inc.

     The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computing and seismic equipment.

4.   OTHER - NET

     Other - net consists of the following:

                                                       Three Months Ended               Nine Months Ended
                                                           April 30,                        April 30,
                                                   -------------------------        -------------------------
                                                      1995           1994             1995             1994
                                                   ----------     ----------        --------         --------
                                                   (In thousands of dollars)        (In thousands of dollars)

      Net foreign currency exchange (gains)
           losses                                    $ (31)          $  52           $   60           $   67
      Net (gains) losses on disposition of
           property and equipment                       17             (36)             (70)            (405)
      Interest income                                  (48)            (23)            (133)             (59)
      Other                                             (7)              6               16
                                                     -----           -----           ------           ------

                   Other - net                       $ (69)          $  (1)          $ (143)          $ (381)
                                                     =====           =====           ======           ======

5.   RESTRICTED CASH

     Restricted cash represents amounts pledged as collateral on certain bank guarantees.

6.   SALE OF INVENTORIES, ASSETS AND TECHNOLOGIES

     On August 31, 1994, the Company entered into a series of agreements with Syntron, Inc. ("Syntron") that provided for the sale of certain assets, inventories, and technologies by the Company to Syntron and the assumption of certain liabilities by Syntron. The sale price was $7,500,000 payable in cash of $3,000,000 and $4,500,000 in credits to be applied against future purchases by the Company in accordance with contract terms. The agreements also provide that for a period of three years, Syntron will be the sole supplier to the Company of certain acquisition, monitoring, and recording equipment that is competitively priced, deliverable on a timely basis and is technologically competitive. In addition, the Company has agreed to lease back certain marine and land recording equipment from Syntron for a period of up to thirty-six months with minimum lease terms ranging from 7-1/2 to 17-1/2 months.

     The difference between the sale price and the net book value of the net assets sold after discounting the credits by 2-1/2% was a $1,121,000 gain which will be recognized ratably over the average minimum lease term.

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

     The first stage was completed on April 1, 1994 and the Company exchanged 3,072,950 shares of old common stock valued at $2.375 per share, or $7,298,256, and a $1,000,000 cash commitment in return for a 50% interest in MD Seis Geophysical Co., Ltd. (a Russian joint stock company) and Seismic Technology, Inc. (a Delaware corporation), a 25% interest in DG Seis Overseas, Ltd. (a Republic of Cyprus limited liability company) and a 10% indirect interest in Caspian Geophysical (an Azerbaijani joint venture). The second stage of the agreement was completed on August 25, 1994, and the Company increased its ownership interest to 50% in DG Seis Overseas, Ltd. and to a 20% indirect interest in Caspian Geophysical by exchanging 2,052,543 shares of old common stock valued at $1.125 per share, or $2,309,111, and an additional $2,000,000 cash commitment. In addition, the Company agreed to guarantee certain liabilities of the joint ventures. Both parties agreed not to pursue stage three and all remaining shares of old common stock were released back to the Company. After adjustment for the one for three reverse stock split consummated on January 17, 1995, MD Seis owned 1,708,497 shares of common stock.

     The investments were being accounted for under the equity method. The excess value of the purchase price over the fair value of the net assets acquired in the amount of $9,292,000 was being amortized over a twenty-year period. Amortization expense for the three and nine months ended April 30, 1995 was $120,000 and $360,000, respectively. The remaining unamortized balance of intangible assets at April 30, 1995 was $8,832,000.

     On June 6, 1995 the Company sold its interests in the joint ventures for $6,000,000 in cash and the return of the 1,708,497 shares of common stock owned by MD Seis (valued at $5.125 per share). In addition, the Company received approximately $3,000,000 in short-term notes due on or before July 31, 1995 for amounts previously advanced to the joint ventures and will receive royalties of up to $1,500,000 based on future sales of speculative data currently being acquired by the joint ventures. The net effect of these transactions was a gain of approximately $4,000,000.

     On June 6, 1995 under a separate agreement, 850,000 of these shares were sold to institutional investors at a price of $4.6875 per share.

8.   RESTRUCTURING CHARGES

     In response to operating losses and tightening cash flow during the year ended July 31, 1994, management made a decision to restructure its operations and revalue certain assets during that period and as a result incurred $9,116,000 in total expenses. Included in the $9,116,000 was $6,523,000 for the write-off/reserve for the impairment of assets to their net realizable value. A portion of the write-off pertained to marine ($2,437,000) and land ($552,000) acquisition assets related to decommissioned marine vessels and stacked land crews. The write-off/reserve for impairment of assets also included the write-down of certain other marine and land acquisition assets that were not a direct result of the restructuring program ($1,048,000). In addition, the Company wrote-down data processing equipment ($2,056,000) particularly in the Far East, based on a declining market, and Indonesian proprietary data since the Company's license to sell such data was not extended by the Indonesian government ($430,000). Also included in the $9,116,000 were accrued restructuring charges of $1,363,000 of which $1,226,000 related to severance costs for a 10% reduction in the Company's workforce and $137,000 related to the consolidation of certain offices. Approximately $1,061,000 of these amounts had been paid as of April 30, 1995 and the Company estimates that all remaining liabilities in the amount of $302,000 will be paid during fiscal 1995. The remaining costs of $1,230,000 were included in other operating expenses and included non-recurring expenses associated with certain contract liabilities and other impaired assets.

9.   REVERSE STOCK SPLIT

     On December 14, 1994, shareholders approved a one for three reverse stock split (the "Reverse Split") to holders of record on January 17, 1995, with no change in par value. On January 17, 1995, there were 33,404,816 shares of common stock outstanding which were converted into approximately 11,134,939 shares of new common stock. The net effect of these transactions are a charge to common stock and a credit to additional paid-in capital of approximately $223,000.

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

The increased use of 3D seismic technology for development and production activities coupled with strengthening oil and gas prices contributed to seismic spending increases from 1988 to 1993, a period during which 3D surveys became the predominant practice offshore. In addition, the demand for land/transition zone 3D surveys has increased during the past two years. However, during calendar 1993, delayed offshore concession awards and tax changes in certain foreign countries, coupled with oil company budget shifts, reduced demand for marine surveys and, as a consequence, excess capacity developed in the marine geophysical market. The Company responded to these changes by shifting its geographic emphasis to the Western Hemisphere, by allocating substantial resources to build its land/transition zone business and by reducing the number of vessels in operation. The Company has reduced its fleet from nine vessels to five and is presently utilizing 60% of the fleet in Gulf of Mexico 3D operations. The Far East marine market has strengthened in the past year and two of the Company's vessels are currently operating in that area. International operations accounted for 55% of revenues in 1994, down from 77% in 1993 and 87% in 1992. In the first nine months of fiscal 1995, international operations accounted for 51% of total revenues. As a result of further reductions in oil company budgets which have reduced the amount of single customer contract work available, and the relatively large number of oil companies presently active in the Gulf of Mexico, the Company has shifted its emphasis to acquiring 3D data for its own library, where the potential exists for enhanced profitability resulting from multiple sales of each data set.

To emphasize its expanded focus on the land/transition zone market, in October 1992, the Company added three domestic land/transition zone crews and subsequently further increased its onshore presence through the addition of three crews utilizing advanced-technology high capacity I/O System Two equipment. A total of five land crews are currently in operation, three in the United States and two in South America. A third South American crew resumed work in June 1995. As a result of this onshore focus, the Company's land revenues increased from approximately $3.1 million in fiscal 1992 to $38.5 million in fiscal 1994. In the first nine months of fiscal 1995, primarily as a result of stacking the Company's transition zone crew in Australia, land revenues were essentially equal to last year, and are expected to increase during the remainder of 1995 due to additional capacity in South America. At July 31, 1994, the Company's backlog of commitments for services was $84,500,000, compared with $77,800,000 at July 31, 1993. At April 30, 1995, backlog expanded further to $87,601,000, of which 31% related to contracts for land data acquisition, 40% to contracts for marine data acquisition and 29% to contracts for data processing.

During 1995, the Company expects to spend approximately $18 million for capital expenditures and approximately $2.8 million for research and development activities. The majority of capital spending in 1995 will be for various vessel upgrades and additional data acquisition and processing equipment necessary to maintain existing levels of operation. In addition, as previously mentioned, a new I/O crew has been added in South America and an additional crew is being considered to replace obsolete domestic equipment. A substantial majority of the funding for the capital expenditures has been provided by vendor financing arrangements. Further additions to capacity will be considered only if increased market demand is evident and financing is available. In fiscal 1995, the Company also expects to invest approximately $20 million in its data library.

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

On June 6, 1995, the Company sold its interests in several joint venture companies which had been formed to pursue geophysical service contracts in the former Soviet Union ("FSU"). The Company concluded that while significant opportunities will eventually be developed in the FSU, the political and economic uncertainty currently existing in the FSU, coupled with the considerable amount of capital required to establish and maintain operations there, do not justify the near-term profit potential of that marketplace.

In return for its joint venture interests, the Company received $6 million of cash and the return of the 1,708,497 shares of Digicon common stock which were issued in April and August 1994 in acquiring such interests. In addition, the Company received a note in the amount of $2,992,144 which is payable on or before July 31, 1995 and which represents payments for equipment sold and a return of amounts previously advanced to the joint venture companies. The Company also received a royalty of up to $1.5 million based upon future sales of speculative data currently being acquired in the Caspian Sea.

The Company has subsequently sold 850,000 shares of the common stock received in the FSU transaction to institutional investors at a price of $4.6875 per share. See Financial Condition, Liquidity and Capital Resources.

On August 31, 1994, the Company sold its cable and canister manufacturing and repair facility and certain of its marine and land data acquisition equipment, related data acquisition technology and associated inventory to Syntron, Inc. ("Syntron"). In connection with the transaction, the

Company's marine and land engineering groups, totaling 37 people, were transferred to Syntron. The total sales price was $7,500,000, of which $3,000,000 was received in cash at closing, with the remainder payable in credits to be applied against future purchases of advanced technology digital recording equipment manufactured by Syntron. Depending on market conditions during the next 24 months, the Company expects to upgrade its vessels to Syntron equipment valued, in total, at approximately $21 million. Syntron has agreed to finance a significant portion of the purchase price of this equipment. Prior to upgrading its vessels with Syntron equipment, the Company is leasing from Syntron certain equipment currently in use which was sold pursuant to this transaction, at rates approximating the depreciation charges previously being recognized on such equipment. See Note 6 to the Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For financial reporting purposes, the Company has previously accrued income taxes in respect of its marine data collection operations in Mexico during fiscal 1992 and 1993 based on the amount of income taxes withheld by its client, the state owned oil company. The Company believes that the income taxes withheld (which total approximately $2,600,000) far exceed the taxes, if any, which are due by the Company in respect of its operations in Mexico. In September 1992, the Company filed suit to recover all income taxes withheld, and on June 3, 1993, the Company was notified that the tax court in Mexico had issued a ruling which appears to support the claim for recovery. Both the Mexican tax authorities and the Company sought clarification of the ruling from the appellate court in Mexico, and based on the appellate court's ruling in November 1993, it appears that the Company's position has again been supported. Based on the court rulings, the Company is continuing proceedings necessary to enforce compliance with the court rulings and recover the income taxes withheld. Although the court rulings are a favorable development, there is no assurance that the Company will recover any significant portion of the withheld taxes or, if such recovery is made, as to the timing of receipt. The Company intends to continue to seek recovery of the withheld taxes but does not presently intend to reflect any anticipated refunds thereof as a reduction in income taxes until such time, if ever, that the excess amounts withheld are received.

The Company has required increased amounts of working capital to support its operations and its capital expenditure and research and development programs. The Company has a significant presence (55% of fiscal 1994 revenues) outside of the United States, where operations typically require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, the Company has increased its participation in non-exclusive data surveys and has significantly expanded its library of proprietary data. Because of the lead time between survey execution and sale, non-exclusive surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

During the past three years, the Company has updated and increased its data processing capabilities, invested significant capital to outfit a new seismic vessel and has, more recently, allocated significant resources to its land/transition zone activities. In fiscal 1993 and 1994, the Company spent a total of $51 million for new capital equipment and invested approximately $9.1 million in its research and development efforts. The Company's anticipated capital expenditures for fiscal 1995 of approximately $18 million provide primarily for the maintenance of existing levels of capacity, a major upgrade to one vessel's acquisition system and the addition of one land crew, with a second crew being considered depending on market conditions and the availability of financing. Further additions to capacity will be dependent upon oil company demand for geophysical services and the availability of funding.

The Company's internal sources of liquidity are cash balances ($2,243,000 at April 30, 1995) and cash flow from operations ($1,665,000 in the third quarter of fiscal 1995 and expected to be positive for the remainder of the fiscal year ended July 31, 1995), and its external sources include the unutilized portion of its working capital facility described below (approximately $11,000,000 on June 12, 1995), equipment purchase obligations, asset dispositions and trade credit. To provide additional working capital, in April 1994, the Company obtained a three year, $15 million revolving credit facility from a commercial finance company. The facility provides for borrowings of up to 80% of the majority of the Company's domestic and foreign receivables at an interest rate of three percent over the prime rate and is secured by most of the Company's world-wide assets. In March 1995, the lender agreed to increase the facility to $17 million for a six month period ending September 15, 1995.

To provide additional funding to enable the Company to continue to add to its Gulf of Mexico data library, on July 26, 1994, the Company and a lending group comprised of three significant stockholders of the Company, entered into a short-term bridge loan agreement. The agreement provided for $3,000,000 of advances, of which $2,725,000 was borrowed, secured on a subordinated basis by the majority of the Company's assets. The loan was subsequently paid down by $1,052,000 on September 7, 1994 and was extended until July 26, 1995. Interest was initially payable at the rate of three percent over prime and was increased to six percent over prime on January 26, 1995. In addition, the lenders were issued 120,000 5-year warrants (as adjusted for the one for three reverse stock split consummated on January 17, 1995) to purchase shares of common stock at $4.50 per share. The remaining balance of the facility ($1,673,000) was repaid on June 13, 1995 and no further amounts are available under the facility.

In connection with the sale of the Company's joint venture interests in the FSU discussed previously, 1,708,497 shares of common stock were returned to the Company. Subsequently, on June 6, 1995, 850,000 of these shares were sold to institutional investors at a price of $4.6875 per share. Net proceeds of these sales, totaling $3,984,375, were initially utilized to increase the Company's liquidity and to reduce the Company's outstanding indebtedness.

The Company believes that as a result of the cash generating and expenditure reducing transactions concluded in the past fifteen months, including the sale of common stock, the disposition of the Company's investment in the FSU joint ventures, the restructuring and expense reduction program, the expanded revolving credit agreement, the sale of assets and transfer of certain research functions to Syntron, and other asset dispositions, it has strengthened its working capital position. Absent a deterioration in the Company's markets, the Company believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. However, if additional working capital were to become necessary as a result of deterioration in demand for or pricing of the Company's services, and if additional financing were not available, the Company's operating results and financial condition could be adversely affected.

RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED APRIL 30, 1995

Resulting primarily from increased sales from the Company's library of proprietary data, revenues from data processing operations, the addition of a new South American land crew and a reduction in operating expenses (which included restructuring charges in the prior year), the Company's earnings improved during the third quarter compared with the third quarter of the prior year. Net income was $479,000 or $.04 per share in the current quarter as compared to a net loss of $13,688,000 or $1.40 per share (as adjusted for the one for three reverse stock split on January 17, 1995) in the prior year's quarter. Revenues increased $8,985,000 and total costs and expenses decreased $4,734,000 on a comparable quarter basis.

Revenues of $8,427,000 from the sale of non-exclusive surveys quadrupled during the current quarter compared to the prior year. Revenues attributable to the sale of proprietary data have increased from 8% of total revenues in the prior year's quarter to 24% of total revenues during the current quarter. The increase is primarily attributable to the sale of data collected in non-exclusive surveys in the Gulf of Mexico. The Company expects revenues from the sale of proprietary data to continue to improve during the fourth quarter (compared to the fourth quarter of the prior year), as additional surveys are completed and available for sale.

Data processing revenues increased $1,871,000 or 25% during the quarter. The increase was mainly attributable to the installation of additional capacity provided by massively parallel data processing systems in the Company's centers in Houston and Singapore. In addition, the Company was awarded a new processing contract at its Assen, Holland center in the second quarter of 1995. The Company expects revenues to continue to improve in these centers and introduced a new land software product during the current quarter which should further increase data processing revenues. The improved revenues from these centers were partially offset by lower revenues in soft Indonesian markets. The Indonesian market has been depressed for some time and the Company will continue to scale back its operations in that area.

Land revenues for the third quarter of 1995 increased approximately $1,229,000 or 14%. The increase was mainly attributable to the addition of a new I/O System Two crew in Argentina. The crew which operated in Bolivia in the prior year assisted in Argentina during the current year's quarter on a large 3D job and will return to Bolivia during the fourth quarter to complete a new 2D contract. With the additional crew in place, the Company expects its revenues from South America to improve during the fourth quarter. Revenues from the North American land crews decreased slightly due to the consolidation of two domestic crews and work delays experienced by another crew. During the fourth quarter, the Company anticipates that revenues from its North American operations will be consistent with the third quarter .

Marine revenues from contract work decreased overall by approximately $329,000 or 5% during the third quarter of 1995. The Company derigged one of its seismic vessels in April 1994 which contributed to lower current quarter revenues. In addition, during the first quarter of 1995, the Company mobilized a vessel, which operated on funded surveys in the North Sea in the prior year, to the Gulf of Mexico to join three of its other vessels in collecting non-exclusive surveys in the area. The Company also experienced lower production due to undershooting obstructions and bad weather during the current quarter. In March 1995, the Company mobilized one of the vessels from the Gulf of Mexico to the Far East where it will perform a series of contracts beginning in the fourth quarter. The Company continues to operate a vessel in the Far East where improved market conditions almost doubled revenues in the third quarter of 1995. Marine revenues for the fourth quarter are expected to remain consistent due to the scheduled maintenance of one vessel during June and the conversion of another vessel to a Syntrak 480 acquisition system in July.

Operating expenses - other for the third quarter of 1995 increased $2,517,000 or 10% from the third quarter of 1994 consistent with fluctuations in revenues; however, profit margins increased from 1% in the prior quarter to 19% in the current quarter primarily as a result of cost savings related to a major restructuring program implemented during the prior fiscal year. The program included the write-off/reserve for impairment of assets to their net realizable value, a reduction in the work force, and the consolidation of certain offices in all operations. In addition, in September 1994, the Company sold the inventories, assets and technologies related to its manufacturing operations and transferred the related personnel to the buyer. The Company estimates that the savings from this program is approximately $800,000 per month.

Depreciation and amortization expense declined slightly during the current quarter as decreases in charges resulting from the restructuring program and the derigging of the seismic vessel were offset by an increase in charges on new asset purchases and amortization on the FSU joint ventures. Primarily as a result of increased borrowings of working capital facilities and equipment financing and higher interest rates, interest expense increased $671,000 during the current quarter.

Increases in other - net for the current quarter consists mainly of net currency gains attributable to the increase in value of the pound sterling. Current quarter income taxes relate primarily to operations in the Far East due to increased marine revenues as discussed above offset by decreases in South American taxes. Income taxes in the prior year related primarily to South American operations.

NINE MONTH PERIOD ENDED APRIL 30, 1995

During the first nine months of fiscal 1995, the Company's net income was $1,915,000 or $.17 per share compared to a net loss of $13,953,000 or $1.46 per share (as adjusted for the one for three reverse stock split) in the comparable period of the prior year. Revenues increased $8,502,000 and total costs and expenses decreased $7,476,000 in the current year.

Revenues from the sale of proprietary data increased $7,278,000 or 84% during the current year. The increase is primarily attributable to the sale of data collected in non-exclusive surveys in the Gulf of Mexico and in the North Sea.

Processing revenues increased $5,039,000 or 23% over the same period in 1994. The increase is mainly attributable to the installation of additional capacity in Houston and Singapore and the availability of additional marine data in the Gulf of Mexico. In addition, the Company was awarded a new processing contract at its Assen, Holland center. The improved revenues from these centers were partially offset by lower revenues in European and Indonesian markets.

Marine contract revenues decreased approximately $3,113,000 or 11% during the nine month period. The Company derigged two of its seismic vessels in September 1993 and April 1994, respectively. In addition, during the first quarter of 1995 the Company mobilized a vessel which operated on funded surveys in the North Sea in the prior year to the Gulf of Mexico to join three of its other vessels in collecting non-exclusive surveys in the area. The Company also experienced lower production due to undershooting obstructions and bad weather during the third quarter of the current year and mobilized a vessel in the last half of the current quarter from the Gulf of Mexico to the Far East. These decreases were partially offset by significantly improved performance by the Company's vessel in the Far East which benefited from improved market conditions.

Land revenues for the nine months ended April 30, 1995 did not change materially from the prior period. The addition of a new crew contributed to a 40% increase in revenues generated in South America. However, this increase was offset by reduced revenues as a result of the elimination of an Australian crew and the consolidation of two domestic land crews.

Profit margins improved from 12% in the prior year to 22% in the current period as operating expenses - other decreased $2,020,000 or 3% during the nine months ended April 30, 1995 primarily as a result of the previously mentioned restructuring program.

Depreciation and amortization expense declined slightly during the current year as decreases in charges related to the restructuring program and the derigging of the seismic vessels were offset by an increase in charges on new asset purchases and amortization on the FSU joint ventures. Selling, general and administrative expense decreased $311,000 during the current period compared to the prior year period primarily due to the accrual in the prior year of benefits payable over five years under an employment contract with a former executive. Primarily as a result of increased borrowings in working capital facilities and equipment financing and higher interest rates, interest expense increased $1,997,000 during the current nine month period.

As previously discussed, in April 1994, the Company acquired interests in four joint ventures that operate in the former Soviet Union. In acquiring these interests, the Company exchanged common stock and cash commitments valued in excess of the fair market value of the net assets received. The excess value is being amortized over a twenty-year period and the Company has recorded $360,000 of amortization expense during the current nine-month period. The joint ventures are in the start-up phase and the Company has recorded $847,000 of equity losses during the current year. In June 1995, the Company disposed of its FSU interests. (See Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview.)

Decreases in other - net for the current year period relate mainly to net gains recorded on the sale of certain seismic equipment in the prior year. Current year income taxes relate primarily to operations in the Far East based on increased marine revenues as discussed above and a charge relating to a tax assessment rendered in Jakarta. Prior year income taxes relate primarily to operations in South America.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 13, 1995, the Company was not a party to, nor was its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits filed with this report:

  10-a) Stock Purchase Agreement dated June 6, 1995 by and among Digicon Inc. and MD Seis International relating to the sale, by the Company, of its interests in certain joint ventures established to pursue business opportunities in the former Soviet Union.

    11) Computation of income (loss) per common and common equivalent share for the three and nine months ended April 30, 1995 and 1994.

    27) Financial Data Schedule for the period ended April 30, 1995 (filed electronically herewith).

b)    Reports on Form 8-K

     1) There were no reports filed on Form 8-K during the quarter ended April 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DIGICON INC.
                                          ---------------------------------
                                                    (Registrant)

Date:   June 14, 1995                             Stephen J. Ludlow
       -----------------                  ---------------------------------
                                                  Stephen J. Ludlow
                                                     (President)

Date:   June 14, 1995                            Richard W. McNairy
       -----------------                  ---------------------------------
                                                 Richard W. McNairy
                                            (Principal Financial Officer)

                               Index to Exhibits

 Exhibit                 Description

  10-a) Stock Purchase Agreement dated June 6, 1995 by and among Digicon Inc. and MD Seis International relating to the sale, by the Company, of its interests in certain joint ventures established to pursue business opportunities in the former Soviet Union.

    11) Computation of income (loss) per common and common equivalent share for the three and nine months ended April 30, 1995 and 1994.

    27) Financial Data Schedule for the period ended April 30, 1995 (filed electronically herewith).