Form 10-K405
period 1995-07-31
DIGICON INC
filed 1995-10-25
CIK 28866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-7427

                                  DIGICON INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     76-0343152
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

         3701 KIRBY DRIVE, SUITE #112
                HOUSTON, TEXAS                                    77098
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 526-5611

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                -----------------------------------------
         Common Stock, $.01 Par Value                    American Stock Exchange
      Warrants to purchase Common Stock                  American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $44,462,000 as of September 29, 1995.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO ___

     The number of shares of the Company's common stock, $.01 par value, outstanding at September 29, 1995 was 11,134,939.

     The registrant's proxy statement to be filed in connection with the registrant's 1995 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                     PART I

                                                                                       PAGE
ITEM                                                                                  NUMBER
                                                                                      ------
 1    Business
      A.  General.....................................................................  1
      B.  Geophysical Services........................................................  1
      C.  Technological Innovation....................................................  7
      D.  Competition and Other Business Conditions...................................  8
      E.  Backlog.....................................................................  9
      F.  Significant Customers.......................................................  9
      G.  Employees...................................................................  9
      H. Financial Information About Foreign and Domestic Operations and Export
      Sales...........................................................................  9
 2    Properties......................................................................  9
 3    Legal Proceedings...............................................................  9
 4    Submission of Matters to a Vote of Security Holders.............................  10

                                          PART II
 5    Market for Registrant's Common Equity and Related Stockholder Matters...........  10
 6    Selected Consolidated Financial Data............................................  11
 7    Management's Discussion and Analysis of Financial Condition and Results of
      Operations......................................................................  12
 8    Consolidated Financial Statements and Supplementary Data........................  19
 9    Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure......................................................................  42

                                          PART III
10    Directors and Executive Officers of the Registrant..............................  42
11    Executive Compensation..........................................................  42
12    Security Ownership of Certain Beneficial Owners and Management..................  42
13    Certain Relationships and Related Transactions..................................  42

                                          PART IV
14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  42
      Signatures......................................................................  47

                                     PART I
ITEM 1. BUSINESS

A. GENERAL

     Digicon Inc. ("Digicon" or the "Company") is an integrated geophysical service company and a publicly-held entity (listed on the American Stock Exchange) that owns, directly or indirectly, either wholly or partially, 19 subsidiaries. Digicon was initially incorporated under the laws of Delaware in 1969 as the successor to Digital Consultants, Inc., a Texas corporation formed in 1965. In conjunction with the implementation of the Company's Second Amended Joint Plan of Reorganization, on June 7, 1991, Digicon Inc. was merged into a newly-formed, wholly-owned subsidiary corporation also incorporated under Delaware law.

B. GEOPHYSICAL SERVICES

  General

     The Company provides seismic data acquisition and processing services in selected markets worldwide to the petroleum industry. Oil and gas companies utilize seismic data for the determination of suitable locations for drilling exploratory wells and in the delineation and management of reservoirs to maximize production of oil and gas reserves.

  Industry Background

     Geophysical services enable oil and gas companies to determine whether subsurface conditions are likely to be favorable for finding new oil and gas accumulations and assist oil and gas companies in determining the size and structure of previously identified oil and gas fields. These services consist of the acquisition and processing of three dimensional ("3D") and two dimensional ("2D") seismic and other geophysical data, which is used to produce computer-generated graphic cross-sections and maps of the subsurface strata. The resulting cross-sections and maps are then analyzed and interpreted by geophysicists and are used by oil and gas companies in the acquisition of new leases, the selection of drilling locations on exploratory prospects and in reservoir development and management.

     Geophysical data is acquired by marine crews and land and transition zone crews. In data acquisition, a source of acoustical energy is employed at or below the earth's surface and an acoustical wave is produced through the discharge of compressed air, the detonation of small explosive charges, or other energy generating techniques. As the acoustical wave travels through the earth, portions are reflected by variations in the underlying rock layers, and the reflected energy is captured by geophones situated at intervals along specified paths from the point of acoustical impulse. The resulting signals are then transmitted to a recording unit which amplifies the reflected energy wave and converts it into digital data. This data is then input into a specialized data processing system that enhances the recorded signal by reducing distortion and improving resolution and arranges the input data to produce, with the aid of plotting devices, an image of the subsurface strata. By interpreting seismic data, oil and gas companies create detailed maps of prospective areas and producing oil and gas reservoirs.

     Technological advances in equipment and data processing applications have substantially increased the applicability and usefulness of seismic data for the development, production and management of oil and gas reservoirs. During the past few years, these advances have led to greatly increased use of 3D seismic studies in the early phase of field development. Prior to 1993, the Company focused its seismic data acquisition efforts in the marine environment, where the acquisition of 3D data has become the predominant practice. As a direct result of 3D success in the marine environment, the industry has witnessed the beginning of a much wider use of onshore 3D surveys. In response to this, the Company has increased its focus on the land environment, particularly in North and South America. Also, as part of this strategy and relating to a reduction in available contract work offshore, the Company has reduced its marine fleet by three vessels in the past two and one-half years.

     During the past three years, a majority of the Company's data acquisition and processing activities was attributable to 3D surveys. Three dimensional surveys generate extremely large data volumes and involve the acquisition of a very dense grid of seismic data over a precisely defined area. This heavy concentration of data requires extensive computer processing to produce an accurate image of the subsurface. In acquiring marine 3D data, the Company often utilizes multiple vessels operating in tandem to perform large complex surveys more rapidly and to permit seismic data to be acquired in shallow water and in areas where oil production platforms or other obstructions interfere with seismic operations. Processing of 3D data is a complex operation involving the use of sophisticated proprietary mathematical techniques to image the subsurface layers. Although 3D surveys are acquired in a dense grid, computer analysis allows the geophysicist to focus the data to closely examine and interpret important subsurface features.

  Services and Markets

     The Company acquires seismic data in marine and onshore environments and processes data acquired from its own crews as well as data acquired by other geophysical crews. The Company's six marine crews operate on a worldwide basis. As of October 20, 1995, the Company was operating three land and transition zone crews in the U.S. and two land crews in Argentina. The Company also operates eight seismic data processing facilities in major petroleum centers around the world. In fiscal 1995, 54% of the Company's revenues were attributable to international operations and export sales.

     When performing geophysical services under contract to oil and gas producers, the Company may be employed to acquire and process geophysical data or to perform one or both of these services. Under any of these arrangements, the Company's entire work-product belongs to the contracting party. The Company also accumulates and processes geophysical data for its own account, preserving its work-product in a data library for later sale to interested parties on a non-exclusive basis.

     The following tables set forth the Company's revenues by service group and revenues, operating profit (loss), and identifiable assets for each geographical segment as of and for the years ended July 31, 1995, 1994 and 1993.

REVENUES BY SERVICE GROUP(1)

                                                                    YEARS ENDED JULY 31,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                 (IN THOUSANDS OF DOLLARS)
Marine data acquisition..................................   $ 32,781      $ 36,871      $ 59,104
Land and transition zone data acquisition................     43,108        38,454        17,801
Data processing..........................................     36,104        30,017        35,773
Sale of proprietary seismic data.........................     20,351        11,710         3,522
Other....................................................        225           926         1,509
                                                            --------      --------      --------
          Total..........................................   $132,569      $117,978      $117,709
                                                            ========      ========      ========

---------------

(1) Revenues from data acquisition and data processing services are recorded as revenues based on contractual rates set forth in the related contract if the contract provides a separate rate for each segment. If the contract only provides a rate for the overall service, revenue is recognized based on the percentage of the work effort completed compared with the total work effort involved in the contract.

REVENUES BY GEOGRAPHICAL SEGMENT

                                                                    YEARS ENDED JULY 31,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                 (IN THOUSANDS OF DOLLARS)
United States(1).........................................   $ 63,048      $ 54,467      $ 37,476
Europe and Middle East...................................     20,230        29,891        24,699
Africa...................................................         --            --        13,020
Far East.................................................     27,360        19,401        38,569
South America............................................     21,931        14,219         3,945
                                                            --------      --------      --------
          Total..........................................   $132,569      $117,978      $117,709
                                                            ========      ========      ========

---------------

(1) Includes export sales of $2,228, $1,501 and $10,138 in fiscal 1995, 1994 and 1993, respectively.

OPERATING PROFIT (LOSS) BY GEOGRAPHICAL SEGMENT

                                                                      YEARS ENDED JULY 31,
                                                                --------------------------------
                                                                 1995       1994(1)       1993
                                                                -------     --------     -------
                                                                 (IN THOUSANDS OF DOLLARS)
United States................................................   $ 9,263     $  7,187     $  (908)
Europe and Middle East.......................................     2,188       (3,120)      4,374
Africa.......................................................        --           --       2,392
Far East.....................................................      (262)     (11,325)     (2,107)
South America................................................    (1,996)        (799)        638
                                                                -------     --------     -------
          Total..............................................   $ 9,193     $ (8,057)    $ 4,389
                                                                =======     ========     =======

---------------

(1) Includes restructuring charges and write-off/reserve for impairment of assets of $3,808 for United States, $1,258 for Europe and Middle East and $3,317 for Far East. (See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations")

IDENTIFIABLE ASSETS BY GEOGRAPHICAL SEGMENT

                                                                        AT JULY 31,
                                                            ------------------------------------
                                                              1995        1994(1)         1993
                                                            --------      --------      --------
                                                                 (IN THOUSANDS OF DOLLARS)
United States............................................   $ 82,227      $ 60,649      $ 49,035
Europe and Middle East...................................     11,976        33,063        38,516
Africa...................................................         --            --         3,850
Far East.................................................     23,436        19,330        26,267
South America............................................     16,998         9,758         7,723
                                                            --------      --------      --------
          Total..........................................   $134,637      $122,800      $125,391
                                                            ========      ========      ========

---------------

(1) Includes write-off/reserve for impairment of identifiable assets of $3,556 for United States, $94 for Europe and Middle East and $2,094 for Far East.

     See Note 11 of Notes to the Consolidated Financial Statements for additional segment information.

     Geophysical services are marketed from the Company's Houston offices and from its worldwide data processing centers by personnel whose duties also typically include technical, supervisory or executive responsibilities. Contracts are obtained either through competitive bidding in response to invitations for bids, by direct negotiation with the prospective customer or through the initiation by the Company of surveys for its library of data, which surveys are then offered for sale to oil and gas companies on a non-exclusive basis.

     Contracts for exclusive data acquisition involve payments on either a "turnkey" or a "time" basis or on a combination of both methods. Under the turnkey method, payments for data acquisition services are based upon the amount of data collected, and the Company bears substantially all of the risk of business interruption caused by inclement weather and other hazards. When operating on a time basis, payments are based on agreed rates per unit of time, which may be expressed in periods ranging from days to months, and most of the risk of business interruption (except for interruptions caused by failure of the Company's equipment) is borne by the customer. When a combination of both turnkey and time methods is used, the risk of business interruptions is shared in an agreed percentage by the Company and the customer. In each case, progress payments are usually required unless it is expected that the job can be accomplished in a brief period. In recent years, most of the Company's contracts for data acquisition have been on a turnkey or on a combination of turnkey/time basis. Except for services performed at contract data processing centers, substantially all exclusive data processing work is done on a turnkey basis.

     When acquiring data for its library, the Company bears substantially all of the operating risk but then may license or sell the acquired and processed data to multiple clients on terms agreed by the Company and such clients.

  Data Acquisition Services

     MARINE. Marine data acquisition services are carried out by the Company's crews operating from vessels which have been modified or equipped to Company specifications and outfitted with a full complement of seismic, navigational and communications equipment.

     The following table sets forth certain information concerning the geophysical vessels operated by the Company. As of October 20, 1995, each of these vessels was in operation:

                                                                                           SEISMIC
                                      YEAR      LOCATION AT                                RECORDING
                                      ENTERED   OCTOBER 20,                                CAPACITY
                                      SERVICE       1995           LENGTH       BEAM       (CHANNELS)
                                      ----     --------------     --------     -------     -------
Acadian Commander.................    1981     Gulf of Mexico     217 feet     44 feet      240/3D
Acadian Searcher..................    1983     Australia          217 feet     44 feet      240/3D
Ross Seal.........................    1987     Malaysia           176 feet     38 feet      240/3D
Seacor Surf.......................    1991     Gulf of Mexico     135 feet     35 feet      240/3D
Polar Search......................    1992     North Sea          300 feet     51 feet      720/3D
Pearl Chouest.....................    1995     Gulf of Mexico     210 feet     40 feet      240/3D

     In addition to the above-listed Company-operated vessels, the Company is currently providing operational and technical support to the M/V Professor Polshkov, a vessel chartered by the Company to acquire data for a group of oil and gas companies who have funded a portion of the cost of a survey in the North Hebrides and Shetland Isles area. Data acquired by this vessel will be processed in the Company's center in England and will be added to the Company's library of proprietary data.

     The Polar Search is chartered from a ship operator for an initial term which expires on December 31, 1999. The vessel has recently been upgraded and is equipped with the latest technology including the capability to simultaneously record up to eight seismic lines utilizing any combination of up to four Syntrak 480 streamers and two energy sources, as well as the most advanced navigation and positioning equipment obtainable.

     The Company's vessels (other than the Polar Search) are operated under charter arrangements expiring at various times through September 1996. Historically, the Company has been able to extend its vessel charters on terms and at rates closely approximating the expiring terms and rates. Decisions on whether to extend any or all of the expiring vessel charters are pending and will be made prior to each charter expiration date.

     All of the vessels operated by the Company are equipped to perform both 3D and 2D seismic surveys. During the last several years, a majority of the marine seismic data acquisition services performed by the

Company involved 3D surveys. The Company frequently upgrades seismic survey equipment on its vessels to enhance performance quality and incorporate new technology. Each vessel has an equipment complement consisting of seismic recording instrumentation, 4,500 to 6,000 meters of digital seismic streamer cable (21,000 meters on the Polar Search), cable location and seismic data location (binning) systems, multiple state-of-the-art navigation systems, (except in the case of the Seacor Surf) a source control system which controls the synchronization of the energy source and a firing system which generates the acoustical impulses. The streamer cable contains hydrophones (marine geophones) that receive the acoustical impulses reflected by variations in the subsurface strata. Data acquired by each channel in the digital cable is partially processed before it is transmitted to recording instruments for storage on magnetic media, thus reducing subsequent processing time. In August 1994, the Company signed a series of agreements with Syntron, Inc. ("Syntron"), pursuant to which the Company expects to upgrade the recording systems on each of its vessels to the Syntrak 480 marine digital telemetry system. As noted above, the Polar Search upgrade has been completed. See Section C. Technological Innovation and Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Each marine seismic crew consists of approximately 20 persons, excluding the ship's captain and ship personnel. Seismic personnel live aboard ship during their tours of duty, which are staggered to permit continuous operations. During seismic operations, Company personnel direct the positioning of the vessel using sophisticated navigational equipment, deploy and retrieve the seismic streamer cable and energy-source array, and operate all other systems relating to data collection activities. Company personnel do not, however, have ultimate responsibility for the vessel, which is operated by the captain and personnel who are employees of the vessel owner.

     LAND AND TRANSITION ZONE. The Company's land and transition zone data acquisition services are conducted by five seismic crews, three of which operate in the continental United States and two of which are dedicated to South American markets and currently operate in Argentina. Two of the Company's domestic crews were acquired in October 1992 as a result of the purchase of GFS Company, which had extensive 3D experience in the transition zone environment.

     Each of the Company's crews consists of a surveying unit which maps the lines to be recorded and marks the site for shot-hole placement or equipment location, an explosives or mechanical vibrating unit and a recording unit that lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. On the typical land seismic survey, the seismic crew is supported by several drill crews, which are furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic crew and bore shallow holes for explosive charges which, when detonated by the seismic crew, produce the necessary acoustical impulse. In locations where the use of explosives is precluded due to population density, technical requirements or ecological factors, a mechanical vibrating unit or compressed air is substituted for explosives as the acoustical source.

     The Company's land and transition zone crews are equipped to perform both 2D and 3D surveys, utilizing seismic recording instruments, geophones and a variety of other seismic equipment, tools and stores. Each crew is capable of recording seismic data utilizing any energy source. Company vehicles assigned to each crew consist of a recording truck, two or more cable and geophone trucks, an explosives unit or vibrator trucks and several personnel vehicles with off-road capability. A summary of the Company's land and transition zone seismic recording equipment as of October 20, 1995, is shown below:

                                                                                     NO. OF
         CREW NO.              LOCATION                  EQUIPMENT TYPE              CHANNELS
  -----------------------    -------------     -----------------------------------   -------
  301....................    United States     Input/Output System Two(TM)             1,800
  303....................    United States     Fiber Optic/Seismic Group Recorder    480/600
  325....................    United States     Seismic Group Recorder                  2,200
  309....................    Argentina         Input/Output System Two(TM)             1,344
  312....................    Argentina         Input/Output System Two(TM)               600

  Data Processing

     The Company currently operates eight geophysical data processing centers, including two under contract to major oil and gas companies. At each of the centers, data received from the field, both from Company and other geophysical crews, is processed to produce an image of the earth's subsurface using proprietary computer software and techniques developed by the Company. The Company also reprocesses older seismic data using new techniques designed to enhance the quality of the data. A majority of the Company's data processing services are performed on 3D seismic data.

     The Company's centers operate high capacity, advanced technology data processing systems based on Convex supercomputers and Hewlett Packard ("HP") workstation clusters with high speed networks. Recent installations in Houston, London and Singapore of HP's new K class servers (KittyHawk) have been carried out to take advantage of the price performance improvements of the new PA7200 RISC chip in an SMP platform.

     The last year has seen the deployment of seismicTANGO processing systems to five of the Company's data acquisition crews. By the end of 1996, six such systems will be operational, three on marine vessels and three on land acquisition crews (two in North America and one in South America). These systems run seismicTANGO software identical to that utilized in the Company's data processing centers, allowing for ease in the movement of data between the field and data processing centers.

     The development of seismicTANGO, the Company's proprietary software system, has continued into its seventh year. The recent release of seismicTANGO for 3D land applications has made the deployment of data processing systems onto land acquisition crews feasible. Current development is aimed at providing solutions to high end imaging problems relating to the increasing geologic complexity of the exploration plays followed by the oil industry today, particularly the subsalt plays in the Gulf of Mexico.

     A summary of the Company's processing centers is as follows:

                                              YEAR                                YEAR
                                             OPENED                              OPENED
                                             -------                             -------
        Digicon Centers:                               Contract Centers:(2)
          Houston, Texas..................    1966     Assen, Holland.........    1982
          Singapore.......................    1970     Miri, Malaysia.........    1986
          London, England.................    1973
          Brisbane, Australia.............    1982
          Jakarta, Indonesia(1)...........    1984
          Kuala Lumpur, Malaysia..........    1991

---------------

(1) Operated by an 80%-owned subsidiary. The minority owner has an option to reduce the Company's ownership to 41%. The Company plans to close the center in fiscal 1996.

(2) Operated under contract for certain customers. The contracts expire in February and December 1996, respectively, unless further extended. The Company intends to extend these agreements, but there is no assurance that such extensions will be obtained.

  Proprietary Seismic Data

     In its data acquisition and processing efforts, the Company often acquires and processes data for multiple customers who contribute to the cost of a survey. Once acquired and processed, such surveys are then offered for sale to other clients, generally on an unlimited basis. Factors considered in determining whether to undertake such surveys include the availability of initial participants to underwrite a significant portion of the costs, the location to be surveyed, the probability and timing of future lease, concession and development activity in the area, and the availability, quality and price of competing data.

     During the past three years, the Company has increased its emphasis on its proprietary data activities. In 1995, 79,000 line miles of new seismic data were added to its library and the book value of the library increased by $8.8 million to an aggregate of $28.4 million. Sales of data from the Company's library totaled

$20.4 million in fiscal 1995, an increase of 74% from the prior year. The Company expects to continue its emphasis on the sale of proprietary seismic data and in 1996 expects to selectively add additional Gulf of Mexico and North Sea data to its library.

C. TECHNOLOGICAL INNOVATION

     The geophysical industry is highly technical, and the requirements for the acquisition and processing of seismic data have evolved continuously during the past 50 years. Accordingly, it is of significance to the Company that its technological capabilities remain comparable to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others. The Company has introduced several technological innovations in its geophysical service business, which have become industry standard practice in both acquisition and processing. In August 1994, the Company sold certain inventory, data acquisition equipment and technology and transferred its marine and land engineering and manufacturing department personnel to Syntron. Syntron is a leading manufacturer of state-of-the-art digital data acquisition systems which have gained wide acceptance in the industry. The Company has upgraded one vessel and plans to upgrade each of its other vessels to Syntron equipment pursuant to agreements that continue for approximately two more years. Until such time as currently operated data acquisition equipment is replaced, the Company will continue to have access to the equipment and technology sold to Syntron. See
Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Currently, the Company employs 38 persons in its research and development activities, substantially all of whom are scientists, engineers or programmers. During fiscal year 1995, 1994 and 1993, research and development expenditures were $2.9 million, $4.9 million and $4.2 million, respectively. The reduced level of expenditures in 1995 reflects the above described transfer of the Company's marine and land engineering department to Syntron in August 1994.

     The Company only periodically applies for patents on internally developed technology. This policy is based upon the belief that most proprietary technology, even where regarded as patentable, can be more effectively protected by maintaining confidentiality than through disclosure and a patent enforcement program.

     Certain of the equipment, processes and techniques used by the Company are subject to the patent rights of others, and the Company holds non-exclusive licenses with respect to a number of such patents. While the Company regards as beneficial its access to others' technology through licensing, the Company believes that substantially all presently licensed technology could be replaced without significant disruption to the business should the need arise.

     The Company's continual upgrading of technology, together with the purchase of new equipment during the previous three years, has required a major commitment to capital spending. The amount of future capital expenditures will depend on the availability of funding and market requirements as dictated by oil and gas company activity levels.

     The following table sets forth, for the three years ended July 31, 1995, the Company's capital expenditures for each of its significant operations.

                                                                   YEARS ENDED JULY 31,
                                                             ---------------------------------
                                                              1995         1994         1993
                                                             -------      -------      -------
                                                                 (IN THOUSANDS OF DOLLARS)
Marine seismic crews......................................   $ 8,296      $ 3,370      $25,177(1)
Land and transition zone seismic crews....................     5,791        5,066        8,670
Data processing centers...................................     3,438        1,931        6,257
Other.....................................................       717          324          322
                                                             -------      -------      -------
          Total...........................................   $18,242      $10,691      $40,426
                                                             =======      =======      =======

---------------

(1) Includes $7,800 of assets purchased in exchange for deferred credits on future seismic services. See Note 10 to Consolidated Financial Statements.

D. COMPETITION AND OTHER BUSINESS CONDITIONS

  Competition

     The acquisition and processing of seismic data for the oil and gas exploration industry has historically been highly competitive worldwide. However, as a result of changing technology and increased capital requirements, the seismic industry has consolidated substantially since the late 1980's. The consolidation has reduced the number of competitors, and the largest competitors remaining in the market are Western Geophysical (a division of Western Atlas Inc.), Geco-Prakla (a division of Schlumberger), Compagnie Generale Geophysique and Petroleum Geo-Services A/S. Although reliable comparative figures are not available in all cases, the Company believes that its largest competitors have more extensive and diversified operations and also that all have financial and operating resources in excess of those available to the Company. Competition for available seismic surveys is based on several competitive factors, including price, performance, dependability and crew availability.

  Operating Conditions

     The Company's data acquisition activities often are conducted under extreme weather and other hazardous conditions. Accordingly, these operations are subject to risks of injury to personnel and loss of equipment. The Company carries insurance against the destruction of, or damage to, its chartered vessels and its geophysical equipment in amounts that it considers adequate. The Company may not, however, be able to obtain insurance against certain risks or for equipment located from time to time in certain areas of the world. The Company obtains insurance against war, expropriation, confiscation and nationalization when such insurance is available and when management considers it advisable to do so. Such coverage is not always available and, when available, is subject to unilateral cancellation by the insuring companies on short notice. The Company also carries insurance against pollution hazards and injury to persons and property that may result from its operations and considers the amounts of such insurance to be adequate.

     Fixed costs, including costs associated with vessel charters and operating leases, labor costs, depreciation and interest expense, account for more than one-half of the Company's costs and expenses. As a result, downtime or low productivity resulting from reduced demand, equipment failures, weather interruptions or otherwise, can result in significant operating losses.

     Geophysical operations have historically been subject to seasonal fluctuation, with the greatest volume of both data acquisition and data processing occurring during the summer and fall in the Northern Hemisphere. However, as a result of the expansion of the Company's foreign operations, the deployment of its seismic vessels and crews into regions having opposing seasons or less severe weather conditions and the increased level of sales from its data library, the Company believes that the impact of seasonal fluctuations has been reduced.

E. BACKLOG

     At July 31, 1995, the Company's backlog of commitments for services was $86.6 million, compared with $84.5 million at July 31, 1994. Such backlog consisted of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancellable by the customer on short notice without penalty; consequently, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period. It is anticipated that approximately 96% of the orders and commitments included in backlog at July 31, 1995, will be completed prior to the end of fiscal 1996.

F. SIGNIFICANT CUSTOMERS

     Historically, the Company's principal customers have been international oil and gas companies, foreign national oil companies and independent oil and gas companies. In fiscal 1995, no single customer accounted for 10% or more of total revenues. In fiscal 1994 and 1993, Mobil Oil Corporation and its subsidiaries and affiliates accounted for 10% and 16% respectively, of the Company's revenues. In fiscal 1993, Royal Dutch Shell and its subsidiaries and affiliates accounted for 11% of the Company's revenues. Due to the contractual nature of the Company's operations, it is anticipated that significant portions of future consolidated revenues may continue to be attributable to a few customers, although it is likely that the identity of such customers may change from period to period.

G. EMPLOYEES

     At July 31, 1995, the Company employed 1,369 full-time personnel. The Company has no collective bargaining agreements with its United States employees. However, the Company's employees in its data processing center in Singapore have been organized by the Singapore Industrial and Services Employees' Union. Overall, the Company considers the relations with its employees to be good.

H. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     See Item 1.B. "Geophysical Services -- Services and Markets" and Note 11 of Notes to the Consolidated Financial Statements for information regarding the Company's operations by geographic area.

ITEM 2. PROPERTIES

     The Company's headquarters in Houston are located in a 12-story office building and occupy some 104,000 square feet of leased premises. Approximately 38% of this space is devoted to data processing operations, and the balance houses executive, accounting, research and development and geophysical operating personnel. At July 31, 1995, the Company leased additional space aggregating approximately 182,000 square feet which is used primarily for geophysical data processing operations near London and in Singapore, Kuala Lumpur, Brisbane, Perth, Jakarta and Buenos Aires. These facilities are conventional office space, except for any modifications in wiring, air conditioning and lighting necessary to accommodate computer equipment. The Company owns property in Jackson, Mississippi, comprising 37,551 square feet of office and workshop facilities.

     Leases covering the Company's facilities expire at varying times from 1995 through 2013; and rentals under such leases aggregated approximately $4,632,000 during the year ended July 31, 1995.

ITEM 3. LEGAL PROCEEDINGS

     As of September 30, 1995, the Company was not a party to, nor was its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1995.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Digicon's Common Stock is listed on the American Stock Exchange (symbol
DGC), where it began trading on July 5, 1991. The Company's Common Stock purchase warrants (the "Warrants") also began trading on the American Stock Exchange on the same date. On January 17, 1995, the Company consummated a one for three reverse stock split. See Note 19 to the Notes to Consolidated Financial Statements. The reported high and low sales prices of the Company's Common Stock on the American Stock Exchange for the past two fiscal years as adjusted for the reverse stock split are as follows:

        PERIOD                                                            HIGH      LOW
        ------                                                            ---       ---
        1994
             1st Quarter................................................  $ 9 3/8   $ 6 3/4
             2nd Quarter................................................    8 7/16    6
             3rd Quarter................................................    9 3/8     5 5/8
             4th Quarter................................................    6         3
        1995
             1st Quarter................................................  $ 6       $ 3 3/8
             2nd Quarter................................................    5 13/16   3 3/8
             3rd Quarter................................................    5 1/8     3 1/8
             4th Quarter................................................    6         4 1/4

     On September 29, 1995, the last reported sale price of the Common Stock on the American Stock Exchange was $5.50 per share. On September 29, 1995, the approximate number of holders of Common Stock was 321.

     The reported high and low sales prices of the Warrants on the American Stock Exchange for the past two fiscal years as adjusted for the reverse stock split are as follows:

        PERIOD                                                            HIGH      LOW
        ------                                                            ---       ---
        1994
             1st Quarter................................................  $ 3       $ 2 7/16
             2nd Quarter................................................    2 5/8       3/8
             3rd Quarter................................................    2 1/4       3/8
             4th Quarter................................................    1 1/8       9/16
        1995
             1st Quarter................................................  $   3/4   $   9/16
             2nd Quarter................................................      3/4       3/16
             3rd Quarter................................................      3/8       1/8
             4th Quarter................................................      5/8       1/8

     On September 29, 1995, the last reported sale price of the Warrants on the American Stock Exchange was $.375 and there were approximately 404 holders of the Warrants.

     Historically, the Company has not paid any dividends on its Common Stock and has no present plans to pay such dividends. The payment of any future dividends on Common Stock would depend, among other things, upon the current and retained earnings and financial condition of the Company. In addition, the Company's Revolving Credit Agreement due April 1997, prohibits payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements.

                                                            YEARS ENDED JULY 31,
                                           ---------------------------------------------------------
                                             1995        1994        1993        1992          1991
                                           --------    --------    --------    --------       -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Revenues................................ $132,569    $117,978    $117,709    $111,428  ||   $94,217
  Costs and Expenses:                                                                    ||
     Operating expenses:                                                                 ||
       Cost of services...................  105,912     101,310     101,866      93,546  ||    81,959
       Restructuring......................      800       1,363                          ||
     Write-off/reserve for impairment of                                                 ||
       assets.............................                6,523                          ||
     Depreciation and amortization........   13,763      13,758       9,620       6,451  ||     5,706
     Selling, general and                                                                ||
       administrative.....................    4,428       5,101       4,417       4,183  ||     3,080
     Interest.............................    5,142       3,085       1,217       1,839  ||     3,571
     Equity in (earnings) loss of 50% or                                                 ||
       less-owned companies and joint                                                    ||
       ventures...........................    1,485         445          54        (121) ||      (115)
     Reorganization costs.................                                               ||    4,348
     Gain on sale of investment in FSU                                                   ||
       joint ventures.....................   (4,370)                                     ||
     Other................................      598        (702)        184        (320) ||     (407)
                                           --------    --------    --------    --------  ||  -------
          Total...........................  127,758     130,883     117,358     105,578  ||   98,142
                                           --------    --------    --------    --------  ||  -------
  Income (loss) before provision for                                                     ||
     income taxes and extraordinary                                                      ||
     items................................    4,811     (12,905)        351       5,850  ||   (3,925)
  Provision for income taxes..............    2,033       1,521       1,609       1,296  ||    2,125
                                           --------    --------    --------    --------  ||  -------
  Income (loss) before extraordinary                                                     ||
     items................................    2,778     (14,426)     (1,258)      4,554  ||   (6,050)
  Extraordinary items:                                                                   ||
     Utilization of net operating loss                                                   ||
       carryforwards......................                                               ||    1,153
     Gain on extinguishment of debt.......                                               ||   25,208
                                           --------    --------    --------    --------  ||  -------
  Net income (loss)....................... $  2,778    $(14,426)   $ (1,258)   $  4,554  ||  $20,311
                                           ========    ========    ========    ========  ||  =======
Earnings (loss) per share................. $    .25    $  (1.48)*  $   (.15)*  $    .74* ||  $   .23*
                                           ========    ========    ========    ========  ||  =======
Cash dividends -- common stock............     None        None        None        None  ||     None
                                           ========    ========    ========    ========  ||  =======
Balance Sheet Data:                                                                      ||
  Working capital......................... $  7,330    $  6,152    $ 16,752    $ 19,342  ||  $ 6,217
  Total assets............................  135,070     131,856     126,000      84,487  ||   60,619
  Long-term debt..........................   25,243      23,922      17,444       8,813  ||   19,076
  Deferred credits........................    3,675       5,538       6,968              ||
  Stockholders' equity....................   58,882      58,550      65,717      44,739  ||    9,652

---------------

* As adjusted for a one for three reverse stock split consummated on January 17, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The seismic industry and its role in petroleum exploration, development and production has changed substantially during recent years. Wider applications of seismic technology have strongly shifted the emphasis to three dimensional ("3D") surveys, and the greater precision and improved subsurface resolution obtainable from 3D seismic data have enabled oil and gas companies to utilize these surveys to find new fields and to delineate more accurately existing fields and to augment their reservoir management and production monitoring techniques. It has been demonstrated that the enhanced subsurface resolution obtainable from 3D studies has been a key factor in improving success ratios and lowering finding and field extension costs for the oil industry during the past several years.

     The period has seen several trends develop which have changed the look of the industry. The proven success of 3D seismic offshore has led to a significant increase in demand for 3D onshore and in transition zone areas. Exploration activity by the major oil and gas companies, independents and data brokers has increased, a trend brought about at least in part by the lower finding costs which have resulted from the availability of 3D seismic onshore. The Company began to increase its onshore focus in fiscal 1993 by acquiring GFS Company, a major player in Gulf Coast transition zone areas. Subsequently, the Company added to its onshore presence by adding three crews utilizing advanced technology, high capacity I/O System Two equipment. One of the new crews is working in the southern U.S. highland areas and two crews have been dedicated to the expanding South American marketplace and are currently working under contracts in Argentina. During fiscal 1996, the Company expects to upgrade and expand its Gulf Coast transition zone capabilities.

     A second trend has been an increase in high capacity multi-element vessels tailored for unobstructed blue water areas. Vessels equipped with multiple streamers and multiple sources acquire more lines of data with each pass, reducing the effective acquisition cost to the customer. To meet demand for this type of vessel, the Company has upgraded the Polar Search with the latest technology Syntron recording system. Configured with up to four streamers and two energy sources, the vessel can simultaneously record up to eight seismic lines, comparable to the majority of its competitors' vessels. The Company has also developed its multiBOAT technology as a cost effective alternative to the large multi-element vessels to simultaneously acquire multiple lines of data. The multiBOAT technology utilizes up to three smaller vessels working together to acquire multiple lines of data. This technology is particularly effective in obstructed areas which place a premium on maneuverability and versatility. The Company currently operates a total of six vessels: three vessels working in multiBOAT mode in the Gulf of Mexico, the Polar Search in the North Sea and two 2D vessels in the recently strengthened Far East market.

     A third trend is the proliferation of multi-client surveys both offshore and onshore, brought about primarily by modifications in oil and gas company spending strategy. In response to this demand, the Company began to selectively add data to its library, primarily in the Gulf of Mexico and the North Sea. Recent surveys have had significant initial funding by clients which has reduced the Company's "up front" cash requirement for these surveys. In the past three years, 170,000 line miles of data have been added to the Company's library at a cost of $43.7 million. Sales of library data increased from $11.7 million in 1994 to $20.4 million in 1995 and are expected to provide above average returns for several years in the future.

     During 1996, the Company expects to spend approximately $18.0 million for capital expenditures and approximately $2.7 million for research and development activities. The majority of capital spending in 1996 will be to upgrade and expand the Company's land and marine data acquisition capabilities. Assuming customer demand remains strong and financing for a significant portion of the equipment cost is available, the Company expects to upgrade two existing swamp/marsh/transition zone crews dedicated to the U.S. Gulf Coast marketplace with advanced technology high channel 3D equipment and to further upgrade the two existing crews operating in Argentina. The remainder of the capital expenditures during 1996 will be to complete the relocation of the Company's data processing center in England, for various vessel upgrades and additional data processing equipment. In fiscal 1996, the Company also expects to invest approximately $8.0 million, net of third party funding, in its data library.

     In conjunction with certain changes in senior management during 1994, the Company initiated a comprehensive program designed to restructure each of the Company's geographic and operational lines of business with the objective of restoring profitability to its operations. These actions included personnel reductions, office consolidations, vessel deactivations and redeployments and the movement to outsource certain costly manufacturing and research and development activities historically performed "in-house". The implementation of this program has resulted in significant cost savings which are expected to continue in fiscal 1996.

     As part of the restructuring program, on August 31, 1994, the Company sold its cable and canister manufacturing and repair facility and certain of its marine and land data acquisition equipment, related data acquisition technology and associated inventory to Syntron. In connection with the transaction, the Company's marine and land engineering groups, totaling 37 people, were transferred to Syntron. The total sales price was $7.5 million, of which $3.0 million was received in cash at closing, with the remainder payable in credits to be applied against future purchases of advanced technology digital recording equipment manufactured by Syntron. Depending on market conditions during the next 24 months, the Company expects to upgrade its vessels to Syntron equipment valued, in total, at approximately $14.2 million. Syntron has agreed to finance a significant portion of the purchase price of this equipment. Approximately $7.1 million of Syntron equipment was purchased in 1995 in conjunction with the upgrade of the Polar Search. Prior to upgrading its vessels with Syntron equipment, the Company is leasing from Syntron certain equipment currently in use which was sold pursuant to this transaction, at rates approximating the depreciation charges previously being recognized on such equipment. See Note 18 to the Consolidated Financial Statements.

     Resulting from the assessment of the profit potential of each of the Company's business segments conducted in conjunction with the restructuring program, on June 6, 1995, the Company sold its interests in several joint venture companies which had been formed to pursue geophysical service contracts in the former Soviet Union ("FSU"). The Company believes that attractive opportunities will eventually be developed in the FSU. However, the political and economic risk associated with operations in the FSU, coupled with the significant investment required to establish and maintain operations there, are not justified by the near-term profit potential of that marketplace. In return for its joint venture interests, the Company received $6.0 million of cash and the return of the 1,708,497 shares of Digicon common stock issued in acquiring such interests. In addition, the Company received a note in the amount of approximately $3.0 million which represented payments for equipment sold and a return of amounts previously advanced to the joint venture companies. The note was paid in full on July 31, 1995. The Company also is entitled to a royalty of up to $1.5 million based upon future sales of speculative data currently being acquired in the Caspian Sea.

     The Company subsequently sold all of the common stock received in the FSU transaction to institutional investors for proceeds of approximately $8.0 million, of which $3,984,000 was received in the fourth quarter of fiscal 1995 and the remainder was received in the first quarter of fiscal 1996. See Financial Condition, Liquidity and Capital Resources.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1995, the Company's stockholders' equity increased slightly to $58,882,000. As a result of the sale of the Company's interests in the FSU, tangible net worth (stockholders' equity less goodwill and intangible assets) increased to $55,805,000, compared with $48,971,000 at the end of the previous year. Primarily relating to vendor-supplied equipment financing, total debt increased during the year to $36.1 million from $30.1 million at July 31, 1994. In the first quarter of fiscal 1996, the Company raised approximately $4.0 million of cash through the sale of common stock and used the proceeds to reduce outstanding indebtedness.

     For financial reporting purposes, the Company has previously accrued income taxes in respect of its marine data collection operations in Mexico during fiscal 1992 and 1993 based on the amount of income taxes withheld by its client, the state owned oil company. The Company believes that the income taxes withheld (which total approximately $2.6 million) far exceed the taxes, if any, which are due by the Company in respect of its operations in Mexico. On August 21, 1992, the Company filed suit to recover all income taxes withheld, and on June 3, 1993, the Company was notified that the tax court in Mexico had issued a ruling which appears to support the claim for recovery. Both the Mexican tax authorities and the Company sought clarification of the ruling from the appellate court in Mexico, and based on the appellate court's ruling in November 1993, it appears that the Company's position has again been supported. The Mexican tax authorities then raised additional objections which resulted in the Company filing another suit in the tax court in Mexico in April 1995. As of October 20, 1995 the Company has not received a ruling regarding this suit. Although the court rulings have been favorable, there is no assurance that the Company will recover any significant portion of the withheld taxes or, if such recovery is made, as to the timing of receipt. The Company intends to continue to seek recovery of the withheld taxes but does not presently intend to reflect any anticipated refunds thereof as a reduction in income taxes until such time, if ever, that the excess amounts withheld are received.

     The Company requires significant amounts of working capital to support its operations and its capital expenditure and research and development programs. The Company's foreign operations, which accounted for 54% of fiscal 1995 revenues, require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, the Company has increased its participation in non-exclusive data surveys and has significantly expanded its library of proprietary data. In the past three years, the Company has added approximately 170,000 line miles to its library at a cost of $43.7 million. Because of the lead time between survey execution and sale, non-exclusive surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential. In fiscal 1995, data library sales totaled $20.4 million.

     During the past three years, the Company has updated and increased its data processing capabilities, invested significant capital to outfit a new seismic vessel and has, more recently, allocated significant resources to its land and transition zone activities. During this period, the Company committed a total of $69.0 million for new capital equipment and invested approximately $12.0 million in its research and development efforts. The Company's anticipated capital expenditures for fiscal 1996 of approximately $18.0 million provide primarily for the further upgrade and expansion of its land acquisition business (see Overview).

     The Company's internal sources of liquidity are cash balances ($4.2 million at July 31, 1995) and cash flow from operations. External sources include the sale of common stock, the unutilized portion of its working capital facility described below (approximately $4.6 million on October 16, 1995), vendor financing and trade credit. To provide additional working capital, in April 1994, the Company obtained a three-year, $15.0 million revolving credit facility from a commercial finance company. The facility was subsequently increased to $17.0 million in 1995 and provides for borrowings of up to 80% of the majority of the Company's domestic and foreign receivables at an interest rate of 3% over the prime rate, secured by most of the Company's world-wide assets.

     In connection with the sale of the Company's joint venture interests in the FSU discussed previously, 1,708,497 shares of common stock were returned to the Company. Subsequently, in June 1995, 850,000 of these shares and in September 1995, the remaining 858,497 shares, were sold to institutional investors at a price of $4.6875 per share. Net proceeds of these sales, totaling $8.0 million, were utilized to increase the Company's liquidity and to reduce outstanding indebtedness.

     The Company believes that as a result of the cash generating and expenditure reducing transactions concluded in the past 18 months, including the sales of common stock, the disposition of the Company's investment in the FSU joint ventures, the restructuring and expense reduction program, the expanded revolving credit agreement, the sale of assets and transfer of certain research functions to Syntron, and other asset dispositions, it has strengthened its working capital position. Absent a substantial deterioration in the Company's markets, the Company believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. However, if additional working capital were to become necessary as a result of deterioration in demand for or pricing of the Company's services, and if additional financing were not available, the Company's operating results and financial condition could be adversely affected.

RESULTS OF OPERATIONS

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

     Resulting primarily from increased sales from the Company's library of proprietary data, stronger marine markets in the Far East, increased revenues from data processing operations, and a reduction in operating and administrative expenses, the Company's earnings improved during fiscal 1995 compared with the prior year. Net income was $2,778,000 or $.25 per share in the current year as compared to a net loss of $14,426,000 or $1.48 per share (as adjusted for the one for three reverse stock split on January 17, 1995) in the prior year.

     As previously discussed, the Company has allocated significant resources over the past three years to the collection of proprietary data. Revenues of $20,351,000 from the sale of non-exclusive surveys increased by 74% during the current year and accounted for 15% of total revenues. The Company expects sales of proprietary data to continue to contribute significantly to revenues during fiscal 1996 as additional surveys are completed and available for sale.

     Data processing revenues increased $6,087,000 or 20% during the year. The increase was mainly attributable to the installation of additional capacity provided by advanced technology workstations in the Company's Houston and Singapore centers. In addition, the Company was awarded a new processing contract at its Assen, Holland center in the second quarter of 1995. Resulting from the additional capacity as well as revenues generated by recently introduced land 3D processing software, the Company expects revenues to continue to improve. The improved performance of these centers was partially offset by continued losses in the Company's processing center in Jakarta. The center is expected to be closed during 1996.

     Land revenues for the current year increased approximately $4,654,000 or 12%. The increase was mainly attributable to the addition of a new I/O System Two crew in Argentina and increased production by the second Argentina crew. The crew, which operated in Bolivia in the prior year, assisted in Argentina during the third quarter on a large 3D job and returned to Bolivia during the fourth quarter to complete a 2D contract. This crew is not expected to operate during fiscal 1996. Revenues from the North American land crews decreased due to the consolidation of two domestic crews and weather and other work delays during the second quarter. During the fourth quarter, revenues from North American operations showed improvement as the demand for transition zone work has increased. Land acquisition revenues in the Far East declined as a result of the decommissioning of an Australian crew.

     Marine revenues from contract work decreased overall by approximately $4,090,000 or 11% during the current year. The Company derigged two of its seismic vessels in September 1993 and April 1994, respectively, which contributed to lower current year revenues. In addition, during the first quarter of 1995, the Company mobilized a vessel, which operated on contract work in the North Sea in the prior year, to the Gulf of Mexico to assist in collecting non-exclusive surveys in the area. The Company also experienced lower production in the third quarter due to undershooting obstructions and bad weather. In March 1995, the Company mobilized one of the vessels from the Gulf of Mexico to the Far East where it began work on a series of contracts beginning in the fourth quarter. The Company now operates two vessels in the Far East where improved market conditions for 2D surveys have continued. Far East marine revenues increased by $4,554,000 during the current year.

     Cost of services for 1995 increased $4,602,000 or 5% from the prior year primarily due to increased revenues; however, profit margins improved substantially. Current year operating expenses include $2,240,000 of non-recurring charges associated with the accrual of costs for an employment contract and the write-down of proprietary data. Prior year expenses include $1,230,000 of non-recurring charges associated with certain contract liabilities. As adjusted for these non-recurring charges, profit margins increased from 15% in the prior year to 22% in the current year, primarily as a result of increased sales of higher margin proprietary data and cost savings related to the restructuring program implemented during the prior fiscal year. The program included the write-off or reserve for impairment of assets to net realizable value, a reduction in the work force, and the consolidation of certain offices in all operations. In addition, in September 1994, the Company sold the inventories, assets and technologies related to its manufacturing operations and transferred the related personnel to the buyer. The Company estimates that as a result of this program, expenses will be reduced by approximately $800,000 per month. In addition, during the current year, the Company accrued an additional $800,000 of restructuring costs related to the closing of the Jakarta processing center.

     Depreciation and amortization expense during the current year reflects decreases in charges resulting from the prior year's restructuring program and the derigging of two seismic vessels offset by an increase in charges on new asset purchases and amortization on the FSU joint ventures discussed below. Selling, general and administrative expenses decreased primarily due to the accrual, in the prior year, of benefits payable over five years under an employment contract with a former executive. As a result of increased borrowings on working capital facilities and equipment financing and higher interest rates, interest expense increased $2,057,000 during the current year.

     As previously discussed, in April 1994, the Company acquired interests in four joint ventures that operate in the FSU. In acquiring these interests, the Company exchanged common stock and cash commitments valued in excess of the fair market value of the net assets received. The excess value was being amortized over a 20 year period and the Company has recorded $392,000 of amortization expense during the current year. The joint ventures were in the start-up phase and the Company recorded $1,477,000 of equity losses during the current year. In June 1995, the Company disposed of its FSU interests and recorded a gain on the sale in the amount of $4,370,000. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Note 16 to Notes to Consolidated Financial Statements.)

     Other costs and expenses for the current year consist mainly of net losses on the disposition of property and equipment related to the sale of a stacked vessel, cables damaged during a survey and the write-down of equipment replaced by the upgraded recording system previously discussed, offset by a gain on the sale of a second decommissioned vessel. The prior year consists mainly of a gain on the sale of a vessel derigged during fiscal 1993. The increase in income taxes relates primarily to expanded marine operations in the Far East and a tax assessment in Indonesia offset by decreases in South American taxes. Income taxes in the prior year related primarily to South American operations.

FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

     During the year ended July 31, 1994, the Company's revenues of $117,978,000 increased slightly over the prior year's total of $117,709,000. The stable revenues are the result of refocusing operations from marine contract (single client) data acquisition to the acquisition of proprietary (multi-client) data for the Company's seismic data library and to expanding Western Hemisphere land markets. The shift in emphasis was in response to declining market conditions in the Far East, Europe and Africa, excess capacity in the industry's marine segment and increased interest in land-based data acquisition and in offshore proprietary data in North and South America. During fiscal 1994, the Company's land revenues increased 116% to $38,454,000 and sales of proprietary data totaled $11,710,000, a 232% increase from the prior year. During 1994, sales of proprietary data accounted for 10% of revenues compared to 3% in the prior year and the Company increased the book value of its proprietary data library from $10,263,000 to $19,638,000. Primarily as a result of non-cash restructuring and write-down charges incurred in the third quarter and weakness in the Company's Far East markets which existed throughout the year, the Company's operations resulted in an after-tax loss of $14,426,000, compared with a loss of $1,258,000 in fiscal 1993. Operating cash flow during the year was a positive $885,000 compared with negative cash flow of $1,999,000 in the previous year.

     In response to the declining market conditions in the Far East, Europe and Africa, the Company shifted its emphasis to North and South American markets where, as a result of generally higher natural gas prices, demand has increased. In the prior year, international revenues accounted for 77% of the Company's revenues while in the current year such revenues declined to 55%. Furthermore, because of the excess capacity in the industry's marine segment and the increased demand for onshore 3D surveys, the Company's emphasis shifted from marine acquisition to land acquisition activity. The Company derigged four of its vessels during the past 18 months and added three land crews over the last two years. Accordingly, during the past year, total revenues attributable to land acquisition have increased from 15% to 33%, while marine revenues (excluding data library sales) decreased from 50% to 31%. Because of the increased demand for proprietary data acquisition, three of the Company's remaining five vessels were dedicated to the acquisition of funded proprietary data acquisition in Gulf of Mexico waters during most of 1994. The excess capacity in the industry's marine segment also affected data processing operations which decreased 16% over the past year. With reduced amounts of data collected industry-wide, there is less data to be processed, and the Company's unit prices have dropped to remain competitive.

     As previously discussed, the Company has acquired interests in four joint venture companies which operate in the FSU. During the year ended July 31, 1994, the Company exchanged 3,072,950 shares of common stock valued at $2.375 per share, or $7,298,256, and a cash commitment in the amount of $1,000,000 in return for a 50% ownership in two of the joint ventures, 25% in a third joint venture, and a 10% indirect ownership interest in the fourth. The excess of the purchase price over the fair value of the net assets received is being amortized over a 20 year period and for the year ended July 31, 1994, the Company had recorded $100,000 in amortization expense. Subsequent to year-end, the Company increased its ownership interest to 50% in the third joint venture and 20% in the fourth by exchanging an additional 2,052,543 shares of common stock valued at $1.125, or $2,309,111 and committing to an additional $2,000,000 in cash plus loan guaranties. As a result of the additional investment, the excess value of the purchase price over the fair value of the net assets has increased and amortization expense will increase in fiscal 1995.

     After adjusting for the effects of the restructuring and write-off/reserve for impairment of assets discussed below, the distribution of the Company's cost of services among the Company's marine, land, processing, and proprietary data divisions were consistent with the distribution of the Company's revenues; however, operating expenses as a percent of sales decreased on a year-to-year basis. This was mainly attributable to better proprietary data sales prices as a result of the increase in demand for such data and savings in the fourth quarter as a result of the restructuring. In total, operating expenses -- cost of services (as adjusted for non-recurring charges in the amount of $1,230,000 discussed below) decreased $1,786,000.

     During the third quarter of fiscal 1994, the Company embarked upon a restructuring and reorganization program intended to restore profitability to operations. As part of the restructuring program, the Company incurred charges of $9,116,000 which were designed to bring expenses into line with the size of the Company's existing marketplace. Included in the charges is $6,523,000 for the write-off/reserve for the impairment of assets to their net realizable value. A portion of the write-off pertains to marine ($2,437,000) and land ($552,000) acquisition assets related to decommissioned marine vessels and stacked land crews. The writeoff/reserve also includes the write-down of other marine and land acquisition assets that was not a direct result of the restructuring program ($1,048,000). In addition, the Company wrote-down data processing equipment ($2,056,000), particularly in the Far East, based on the reduced activity in that market and the plan to close the Indonesian processing center, and Indonesian proprietary data for which the Company's resale license was not extended by the Indonesian government ($430,000). Also included in the $9,116,000 are restructuring charges of $1,363,000 of which $1,226,000 relates to severance costs for a 10% reduction in the Company's work force and $137,000 relates to office restoration expenses. The remaining costs of $1,230,000 are included in cost of services and include non-recurring expenses associated with certain contract liabilities. The Company estimates that savings from the restructuring will total approximately $600,000 per month. The Company is continuing to restructure its operations by consolidating certain office space and as previously discussed, in August 1994, signed various agreements with Syntron that provided for the sale of certain assets, inventories, and technologies of the Company and the transfer of marine and land engineering and manufacturing personnel to Syntron.

     To provide additional working capital during the past year, the Company obtained a new revolving credit facility providing advances up to $15,000,000, borrowed approximately $922,000 against its Indonesian credit facility, borrowed $3,386,000 in short-term related party debt and financed approximately $4,200,000 of equipment purchases. Accordingly, interest expense for the year ended July 31, 1994 increased significantly from $1,217,000 to $3,085,000.

     Selling, general, and administrative expenses increased during the year ended July 31, 1994 by $684,000 to $5,101,000 primarily as a result of $600,000 in severance benefits payable over the next five years to a former executive pursuant to an employment agreement.

     During the current and prior year, the Company has spent approximately $51,000,000 for upgrades to marine vessels, equipment for new land crews and new processing equipment to technologically enhance its market position. As a result, depreciation expense for the year ended July 31, 1994 increased $3,931,000. This increase was partially offset by approximately $600,000 in depreciation savings recognized as a result of the write-off and reserve for impairment of assets discussed above.

     Other cost and expenses decreased from an expense of $184,000 to income of $702,000 primarily due to improved U.S. to foreign currency exchange rates and gains on the sale of property and equipment from one of the marine vessels that was decommissioned.

     The provision for income taxes in the current year relates primarily to taxes on South American operations. The provision for income taxes in the prior year relates primarily to the previously discussed Mexican operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Digicon Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Digicon Inc. and Subsidiaries (the "Company") as of July 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
October 12, 1995

                         DIGICON INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1995         1994         1993
                                                             --------     --------     --------
REVENUES...................................................  $132,569     $117,978     $117,709

COSTS AND EXPENSES:
  Operating expenses:
     Cost of services......................................   105,912      101,310      101,866
     Restructuring.........................................       800        1,363
  Write-off/reserve for impairment of assets...............                  6,523
  Depreciation and amortization............................    13,763       13,758        9,620
  Selling, general and administrative......................     4,428        5,101        4,417
  Interest.................................................     5,142        3,085        1,217
  Equity in loss of 50% or less-owned companies and joint
     ventures..............................................     1,485          445           54
  Gain on sale of investment in FSU joint ventures.........    (4,370)
  Other....................................................       598         (702)         184
                                                             --------     --------     --------
          Total............................................   127,758      130,883      117,358
                                                             --------     --------     --------
Income (loss) before provision for income taxes............     4,811      (12,905)         351
Provision for income taxes.................................     2,033        1,521        1,609
                                                             --------     --------     --------
NET INCOME (LOSS)..........................................  $  2,778     $(14,426)    $ (1,258)
                                                             ========     ========     ========
PER SHARE OF COMMON STOCK:
  Earnings (loss) per share................................  $    .25     $  (1.48)    $   (.15)
                                                             ========     ========     ========
  Weighted average shares..................................    10,958        9,769        8,674
                                                             ========     ========     ========
  Cash dividends -- common stock...........................      None         None         None
                                                             ========     ========     ========

                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1995 AND 1994
           (IN THOUSANDS, EXCEPT FOR PAR VALUE AND NUMBER OF SHARES)

                                                                                    1995          1994
                                                                                  --------      --------
                                     ASSETS
Current assets:
  Cash..........................................................................  $  4,209      $  8,365
  Restricted cash investments...................................................       670           320
  Accounts and notes receivable (net of allowance for doubtful accounts: 1995,
    $703; 1994, $701)...........................................................    40,662        30,427
  Note receivable from FSU joint venture, current portion.......................                     443
  Materials and supplies inventory (net of reserves: 1995, $66; 1994, $68)......     1,335         5,410
  Prepayments and other.........................................................     6,619         4,692
                                                                                  --------      --------
         Total current assets...................................................    53,495        49,657
Property and equipment:
  Seismic equipment.............................................................    53,615        48,622
  Data processing equipment.....................................................    26,703        27,795
  Seismic ships.................................................................                   8,291
  Leasehold improvements and other..............................................    29,394        30,809
                                                                                  --------      --------
         Total..................................................................   109,712       115,517
    Less accumulated depreciation...............................................    60,874        66,625
                                                                                  --------      --------
         Property and equipment -- net..........................................    48,838        48,892
Proprietary seismic data........................................................    28,444        19,638
Investment in FSU joint ventures................................................                   8,478
Goodwill (net of accumulated amortization: 1995, $1,168; 1994, $743)............     3,077         3,502
Other assets....................................................................     1,216           802
Note receivable from FSU joint venture, non-current portion.....................                     887
                                                                                  --------      --------
         Total..................................................................  $135,070      $131,856
                                                                                  =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term related party loans................................................                $  2,695
  Current maturities of long-term debt..........................................  $ 10,915         6,166
  Accounts payable -- trade.....................................................    18,875        23,740
  Accrued interest..............................................................       409           293
  Other accrued liabilities.....................................................    14,869         9,205
  Income taxes payable..........................................................     1,097         1,406
                                                                                  --------      --------
         Total current liabilities..............................................    46,165        43,505
Non-current liabilities:
  Long-term debt--less current maturities.......................................    25,243        23,922
  Deferred credits..............................................................     3,675         5,538
  Other non-current liabilities.................................................     1,105           341
                                                                                  --------      --------
         Total non-current liabilities..........................................    30,023        29,801
Commitments and contingent liabilities (Note 7)
Stockholders' equity:
  Common stock, $.01 par value; 1995 -- authorized: 20,000,000 shares; issued:
    11,134,939 shares; 1994 -- authorized: 60,000,000 shares; issued: 31,352,273
    shares......................................................................       111           314
  Additional paid-in capital....................................................    71,895        69,366
  Accumulated deficit from August 1, 1991.......................................    (8,352)      (11,130)
  Less: Treasury stock, at cost; 858,497 shares.................................    (4,772)
                                                                                  --------      --------
         Stockholders' equity...................................................    58,882        58,550
                                                                                  --------      --------
         Total..................................................................  $135,070      $131,856
                                                                                  =========     =========

                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                    1995         1994         1993
                                                                  --------     --------     --------
OPERATING ACTIVITIES:
  Net income (loss).............................................. $  2,778     $(14,426)    $ (1,258)
  Non-cash items included in income (loss):
     Restructuring accrual.......................................       14          777
     Write-off/reserve for impairment of assets..................                 6,523
     Depreciation and amortization...............................   13,763       13,758        9,620
     Amortization of warrants issued with short-term related
       party loans...............................................       89
     Amortization of deferred gain on sale/leaseback.............     (898)
     (Gain) loss on disposition of property and equipment........      755         (746)        (129)
     Equity in loss of 50% or less-owned companies and joint
       ventures..................................................    1,485          445           54
     Gain on sale of investment in FSU joint ventures............   (4,370)
     Gain on settlement of deferred credits......................     (864)
     Write-down of proprietary seismic data to market............    1,786          348          589
     Other.......................................................                  (148)        (131)

  Change in operating assets/liabilities (exclusive of the
     effects of the purchase of GFS):
     Accounts and notes receivable...............................   (7,314)       5,203        2,937
     Materials and supplies inventory............................      291        1,145       (2,312)
     Prepayments and other.......................................   (1,326)        (610)        (608)
     Proprietary seismic data....................................  (10,592)     (10,153)      (4,174)
     Other.......................................................      508                      (515)
     Accounts payable -- trade...................................   (5,331)      (4,500)      (2,623)
     Accrued interest............................................      116          133          (68)
     Other accrued liabilities...................................    5,551        3,679       (1,188)
     Income taxes payable........................................     (309)         546       (1,361)
     Deferred credits............................................     (414)      (1,430)        (832)
     Other non-current liabilities...............................      762          341
                                                                  --------     --------     --------
          Total cash provided (used) by operating activities.....   (3,520)         885       (1,999)

FINANCING ACTIVITIES:
  Payment of long-term debt......................................   (7,206)      (3,158)      (8,102)
  Net borrowings under credit agreements.........................    1,648        8,368        5,000
  Net proceeds from sale of common stock.........................      (72)         (40)      21,083
  Net proceeds from sale of treasury stock.......................    3,984
  Borrowings of short-term related party loans...................       30        6,081
  Payments of short-term related party loans.....................   (2,725)      (3,386)
                                                                  --------     --------     --------
          Total cash provided (used) by financing activities.....   (4,341)       7,865       17,981

INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash investments.............     (350)         304           79
  Increase in investment in FSU joint ventures...................   (1,875)      (1,535)
  Sale to Syntron, Inc.:
     Inventories and technologies................................    1,630
     Property and equipment......................................    1,370
  Sale of investment in FSU joint ventures.......................    6,000
  Purchase of property and equipment.............................   (4,552)      (5,406)     (21,485)
  Sale of property and equipment.................................    1,437          938        2,545
                                                                  --------     --------     --------
          Total cash provided (used) by investing activities.....    3,660       (5,699)     (18,861)
  Currency (gain) loss on foreign cash...........................       45          (88)        (241)
                                                                  --------     --------     --------
  Change in cash and cash equivalents............................   (4,156)       2,963       (3,120)
  Beginning cash and cash equivalents balance....................    8,365        5,402        8,522
                                                                  --------     --------     --------
  Ending cash and cash equivalents balance....................... $  4,209     $  8,365     $  5,402
                                                                  ========     ========     ========

                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                           1995        1994        1993
                                                                          -------     -------     -------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Increase in materials and supplies inventories for deferred credits....                         $   987
  Increase in assets/liabilities due to purchase of GFS Company:
     Cash................................................................                              65
     Restricted cash investments.........................................                              75
     Accounts and notes receivable.......................................                           3,025
     Materials and supplies inventory....................................                             183
     Prepayments and other...............................................                             363
     Property and equipment -- net.......................................                           3,168
     Goodwill............................................................                           4,245
     Long-term debt......................................................                           2,431
     Accounts payable -- trade...........................................                           6,558
     Accrued interest....................................................                              13
     Other accrued liabilities...........................................                             969
     Common stock........................................................                           1,153
  Increase (decrease) in investment in FSU joint ventures for:
     Common stock........................................................ $ 2,309     $ 7,299
     Accounts and note receivable from FSU joint ventures................    (409)
     Other assets........................................................                 135
  Increase (decrease) in property and equipment for:
     Accounts and notes receivable -- deferred credits utilized..........   2,045
     Execution of capital leases and notes...............................  11,224       4,227       9,844
     Accounts payable -- trade...........................................     334       1,058       2,289
     Deferred credits payable............................................  (1,449)                  6,813
     Prepayments and other...............................................                          (1,104)
  Increase in prepayments on property and equipment for notes payable....     601
  Increase in notes receivable for:
     Sale of property and equipment......................................                 250
     Sale of other assets................................................               1,330
  Sale of investment in FSU joint ventures resulting in an increase
     (decrease) in:
     Accounts and notes receivable from purchaser........................   1,790
     Accounts and note receivable from FSU joint ventures................  (1,740)
     Accounts payable -- trade...........................................      78
     Treasury stock......................................................   8,756
  Sale of inventories, property and equipment, and technologies to
     Syntron, Inc. resulting in an increase (decrease) in:
     Accounts and notes receivable -- deferred credits...................   3,255
     Materials and supplies inventory....................................  (2,154)
     Other assets -- deferred credits receivable.........................     857
     Accounts payable -- trade...........................................     957
     Other accrued liabilities -- deferred gain..........................     891
     Other non-current liabilities -- deferred gain......................     110
  Sale of accounts receivable and property and equipment resulting in a decrease in:
     Accounts and notes receivable.......................................     (78)
     Property and equipment -- net.......................................    (247)
     Long-term debt......................................................    (199)
     Accounts payable -- trade...........................................     (18)
     Other non-current liabilities.......................................    (108)
  Increase in additional paid-in capital as a result of warrants issued
     with short-term related party loans.................................      89

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest --
       Equipment purchase obligations and unsecured notes payable........   1,060         879         384
       Secured term loan.................................................     635         585         584
       Credit agreements.................................................   1,915         664         227
       Short-term related party loans....................................     199         206
       Other.............................................................   1,388         339         239
     Income taxes........................................................   1,963       1,293       3,178

                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                                                                        ADDITIONAL
                                                                                      PAID-IN CAPITAL     ACCUMULATED
                                    COMMON STOCK ISSUED       TREASURY STOCK,       -------------------     EARNINGS
                                    -------------------           AT COST                      EMPLOYEE     (DEFICIT)
                                                   PAR     ---------------------                NOTES     FROM AUGUST 1,
                                      SHARES       VALUE     SHARES      AMOUNT      OTHER     RECEIVABLE     1991
                                    -----------    ----    ----------    -------    -------    --------    -------------
BALANCE, JULY 31, 1992...........    22,597,423    $226                             $40,007    $    (48)     $  4,554

Common stock issued in
  acquisition of GFS, net of
  issue costs....................       225,000       2                               1,137
Common stock issued for cash, net
  of issue costs.................     5,456,900      55                              20,994
Collections of employee notes
  receivable.....................                                                                    48
Net loss.........................                                                                            (1,258)
                                     ----------    ----      --------     ------    -------    --------    --------

BALANCE, JULY 31, 1993...........    28,279,323     283                              62,138                   3,296

Common stock issued for
  investment in FSU joint
  ventures, net of issue costs...     3,072,950      31                               7,228
Net loss.........................                                                                           (14,426)
                                     ----------    ----      --------     ------    -------    --------    --------

BALANCE, JULY 31, 1994...........    31,352,273     314                              69,366                 (11,130)

Common stock issued for
  investment in FSU joint
  ventures, net of issue costs...     2,052,543      20                               2,265
One for three reverse stock
  split, net of issue costs......   (22,269,877)   (223)                                175
Warrants issued in conjunction
  with short-term related party
  loans..........................                                                        89
Common stock reacquired in sale
  of investment in FSU joint
  ventures.......................                          (1,708,497)   $(8,756)
Treasury stock issued for cash...                             850,000      3,984
Net income.......................                                                                             2,778
                                     ----------    ----      --------     ------    -------    --------    --------

BALANCE, JULY 31, 1995...........    11,134,939    $111      (858,497)   $(4,772)   $71,895    $           $ (8,352)
                                     ==========    ====      ========     ======    =======    ========    ========

                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Digicon Inc. ("the Company") and all majority-owned domestic and foreign subsidiaries. Investments in 50% or less-owned companies and joint ventures are carried on the equity basis. All material intercompany balances and transactions have been eliminated in consolidation.

RESTRICTED CASH INVESTMENTS

     Restricted cash investments in the amounts of $670,000 at July 31, 1995 and $320,000 at July 31, 1994 were pledged as collateral on certain bank guarantees.

TRANSLATION OF FOREIGN CURRENCIES

     The Company has determined that the U.S. dollar is its functional currency. Property and equipment (and related depreciation) and inventories are translated into U.S. dollars at the exchange rates in effect at the time of their acquisition. Other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Remeasurement gains and losses are included in the determination of net income and are reflected in other costs and expenses. See Note 5.

REVENUES

     Revenues from data acquisition and data processing services are recorded as revenues based on contractual rates set forth in the related contract if the contract provides a separate rate for each segment. If the contract only provides a rate for the overall service, revenue is recognized based on the percentage of the work effort completed compared with the total work effort involved in the contract.

ACCOUNTS RECEIVABLE

     Included in accounts and notes receivable at July 31, 1995 and 1994 are unbilled amounts of approximately $10,700,000 and $8,800,000, respectively. Such amounts are either not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months or are currently billable and will be invoiced in the next monthly statement cycle.

PROPRIETARY SEISMIC DATA

     The direct cost of collecting and processing seismic data for the Company's own account is capitalized using a percentage of estimated sales method. The cost of proprietary seismic data is charged to operations either in (i) the periods in which sales occur as a percentage of the revenue obtained, or (ii) in periods when the estimated market value of such data is less than the cost of the data.

MOBILIZATION COST

     Transportation and make-ready expenses of seismic operations prior to commencement of business in an area are amortized over the period of expected operations in that area. Amounts applicable to operations for the Company's own account are included in the cost of proprietary seismic data. Unamortized mobilization costs, if any, are shown as a prepaid expense.

                         DIGICON INC. AND SUBSIDIARIES

INVENTORIES

     Inventories of materials and supplies are stated at the lower of average cost or market.

DEPRECIATION

     Provision for depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                                         AVERAGE
                                                                         YEARS
                                                                         ---
                Seismic equipment......................................   5
                Data processing equipment..............................  5-6
                Seismic ships..........................................  14
                Leasehold improvements and other.......................  3-7

     Expenditures for routine repairs and maintenance are charged to expense as incurred; expenditures for additions and improvements are capitalized and depreciated over the estimated remaining life of the related asset. Significant vessel repairs and biennial drydocking expenses are recorded as deferred charges in prepayments and other and are amortized over a six to 24 month period. The net gain or loss on items of property and equipment retired or disposed of is included in other costs and expenses. See Note 5.

     It is the Company's policy to periodically review property and equipment lives. In fiscal 1993, a study indicated that the actual lives for certain asset categories generally were longer than the useful lives used for depreciation purposes in the Company's financial statements and the Company extended the estimated useful lives for certain of its seismic acquisition equipment. The effect of this change was to reduce 1993 depreciation expense by $490,000 and decrease the net loss by $490,000, or $.06 per share (as restated for the Reverse Split -- See Note 19).

     In fiscal 1994, the Company wrote off or reserved for the impairment of assets to their net realizable value the amount of $6,523,000, or $.67 per share (as restated for the Reverse Split -- See Notes 17 and 19).

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense when incurred. Research and development costs for the years ended July 31, 1995, 1994 and 1993 were $2,851,000, $4,908,000 and $4,235,000, respectively.

INCOME TAXES

     The Company's policy is not to provide for the income taxes, if any, which would be payable if undistributed earnings of foreign consolidated subsidiaries were paid as dividends to the parent company, since such earnings have been or will be reinvested in the business.

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires the use of the "liability method" in place of the previously required "deferred method". Under the liability method, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. SFAS 109 allows recognition of all or a portion of benefits from the utilization of net operating loss carryforwards as deferred tax assets if realization is "more likely than not". In periods of changing income tax rates, the liability method will cause fluctuations in net income of companies with deferred taxes. The Company adopted SFAS 109 effective August 1, 1993. The adoption of this standard did not result in a cumulative effect adjustment to equity or income for the year ended July 31, 1994.

                         DIGICON INC. AND SUBSIDIARIES

     Recognition is given in the accompanying consolidated balance sheets to the future income tax benefits of loss carryforwards only to the extent that they can be used to offset existing deferred taxes. Since the Company's quasi-reorganization on July 31, 1991, in accordance with Staff Accounting Bulletin No. 86, the tax benefits of loss carryforwards existing at the date of the quasi-reorganization, when realized, have been recognized in the consolidated statements of operations by a charge in lieu of income taxes, representing the additional income taxes which otherwise would have been provided, with an equal and offsetting direct addition to paid-in capital reflecting the utilization of the loss carryforward.

EARNINGS (LOSS) PER SHARE

     Weighted average shares and earnings (loss) per share have been restated for all periods presented to reflect the effect of the Reverse Split consummated on January 17, 1995. See Note 19.

     Primary loss per share is computed based on the weighted average number of shares of common stock. Primary earnings per share is computed based on the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents include (i) stock options (see Note 6), (ii) warrants (see Note 8) and (iii) contingent shares issuable. Shares issuable upon the conversion of stock options and warrants were disregarded since the treasury stock method of calculation produced no incremental shares. For the year ended July 31, 1994, contingent shares issuable under the second stage of the agreements discussed in Note 16 were disregarded due to net losses incurred.

     Fully diluted earnings per share is not presented for the year ended July 31, 1995 since stock options and warrants referenced above had no dilutive effect. Fully diluted earnings per share is not presented for the year ended July 31, 1994 and 1993 due to net losses incurred.

LEASES

     Operating leases include those for office space, specialized seismic equipment rented for short periods of time, and the Company's seismic ships which generally are chartered on a short-term basis.

CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, the Company has elected to define "cash equivalents" as items readily convertible into known amounts of cash with original maturities of three months or less.

QUASI-REORGANIZATION

     The Company effected a quasi-reorganization adjustment as of July 31, 1991 in which the accumulated deficit at July 31, 1991 of $139,751,000 was offset against additional paid-in capital.

GOODWILL

     The Company has recorded the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized over the period benefits are expected to be derived. The Company periodically reviews the carrying value of goodwill in relation to the current and expected operating results of the businesses or joint ventures in order to assess whether there has been a permanent impairment of such amounts.

     See also Notes 9 and 16 relating to the purchase of GFS Company and investment in FSU joint ventures.

RECLASSIFICATION OF PRIOR YEAR BALANCES

     Certain balances as of July 31, 1994 have been reclassified for consistent presentation.

                         DIGICON INC. AND SUBSIDIARIES

2. SHORT-TERM RELATED PARTY LOANS

     The short-term related party loans provided for up to $3,000,000 in advances and were collateralized, on a subordinated basis, by a majority of the assets of the Company. Interest was payable at prime plus 3% through January 26, 1995 and at prime plus 6% thereafter. Interest expense for the years ended July 31, 1995 and 1994 was $376,000 and $206,000, respectively. The loans were subject to mandatory prepayment from a portion of the proceeds of certain specified transactions, if and when such transactions occurred. As a result of the completion of several such transactions, the loans were fully repaid on June 13, 1995. As further consideration for the facility, the Company issued common stock purchase warrants in an amount directly related to the average outstanding balance of the loans. See Notes 8 and 13.

3. LONG-TERM DEBT

     The Company's long-term debt is as follows:

                                                                  JULY 31,    JULY 31,
                                                                    1995        1994
                                                                   -------     -------
                                                                    (IN THOUSANDS OF
                                                                        DOLLARS)
        Revolving credit agreement due April 1997, at prime
          plus 3% (11.75% at July 31, 1995)....................    $14,123     $12,446
        Secured term loan due June 1997, at 10.75%.............      4,500       6,000
        Secured Indonesian Rupiah revolving credit agreement
          due September 1995, at 19%...........................        894         922
        Unsecured notes maturing through January 1995, at
          10%..................................................                     35
        Equipment purchase obligations maturing through
          February 1999, at an average rate of 11.17% in
          1995.................................................     16,641      10,605
        Real estate note maturing April 1995, at prime plus
          1.25%................................................                     80
                                                                   -------     -------
                  Total........................................     36,158      30,088
        Less current maturities................................     10,915       6,166
                                                                   -------     -------
                  Due after one year...........................    $25,243     $23,922
                                                                   =======     =======

     The revolving credit agreement is with a finance company and provides a revolving credit facility of up to $17,000,000 (increased from $15,000,000 in April 1995) through April 11, 1997. Advances under the agreement are limited by a borrowing formula and are collateralized by a majority of the assets of the Company. The agreement limits, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness, prohibits paying dividends and requires the Company to maintain certain financial ratios. The agreement also provides for the deposit of collections of certain of the Company's accounts receivable into cash collateral accounts and for the repayment of outstanding advances and monthly interest with such proceeds. Amounts applied against outstanding advances are available for reborrowing upon presentation of evidence of adequate borrowing base coverage. At July 31, 1995, $2,877,000 was available for borrowing under this agreement.

     The secured term loan is due June 30, 1997, with interest at 10.75% payable quarterly. A principal payment of $1,500,000 is due June 30, 1996, and the remaining unpaid principal is due June 30, 1997. The loan agreement limits, but does not prohibit, the Company's ability to pay dividends and to incur indebtedness for borrowed money and requires the Company to maintain certain financial ratios. The Company has obtained a waiver for noncompliance at July 31, 1995 with the debt service coverage ratio. The ratio has been revised subsequent to year-end. In April 1994, in conjunction with the execution of the revolving credit agreement, the lender was granted a security interest in a majority of the Company's equipment. In connection with the loan, the Company issued common stock purchase warrants to the lender. See Note 8.

                         DIGICON INC. AND SUBSIDIARIES

     The secured Indonesian Rupiah revolving credit facility in the amount of two billion Rupiahs is the obligation of P.T. Digicon Mega Pratama, a consolidated subsidiary of the Company, and provides working capital and certain bank guarantees for its Indonesian operations. The facility was repaid in September 1995.

     The unsecured notes payable represented agreements executed in settlement of certain unsecured obligations.

     The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computing and seismic equipment.

     The real estate note was secured by land and a building and was payable in installments of $8,987 per month plus interest through April 1995.

     Annual maturities of long-term debt for the next five years are as follows:

              FISCAL YEAR                                           MATURITIES
              -----------                                           ----------
                                                                        (IN
                                                                      THOUSANDS
                                                                        OF
                                                                      DOLLARS)
                  1996.............................................   $10,915
                  1997.............................................    21,931
                  1998.............................................     3,105
                  1999.............................................       207

     During the year ended July 31, 1993, the Company incurred interest costs of $1,421,000. The Company capitalized $204,000 of this amount as a cost of leasehold improvements to a chartered vessel. No interest was capitalized during the years ended July 31, 1995 and 1994.

4. INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred tax position are as follows:

                                                                 JULY 31,     JULY 31,
                                                                   1995         1994
                                                                 --------     --------
                                                                   (IN THOUSANDS OF
                                                                       DOLLARS)
        Deferred tax assets:
          Difference between book and tax basis of property
             and equipment....................................   $  4,544     $  3,488
          Reserves not currently deductible...................        156          396
          Operating loss carryforwards........................     50,920       47,046
          Tax credit carryforwards............................      5,761        6,023
          Other...............................................      4,526        2,142
                                                                 --------     --------
                  Total.......................................     65,907       59,095
        Deferred tax liabilities:
          Other...............................................       (314)        (483)
                                                                 --------     --------
        Net deferred tax assets...............................     65,593       58,612
        Valuation allowance...................................    (65,593)     (58,612)
                                                                 --------     --------
        Net deferred tax position.............................   $      0     $      0
                                                                 ========     ========

                         DIGICON INC. AND SUBSIDIARIES

     Provision for income taxes consists of the following:

                                                                YEARS ENDED JULY 31,
                                                            ----------------------------
                                                             1995       1994       1993
                                                            ------     ------     ------
                                                             (IN THOUSANDS OF DOLLARS)
        Current -- U.S...................................   $   34                $   54
        Current -- foreign...............................    2,112     $1,675      1,601
        Deferred -- foreign..............................     (113)      (154)       (46)
                                                             -----      -----      -----
                  Total..................................   $2,033     $1,521     $1,609
                                                             =====      =====      =====

     As of July 31, 1995, the Company had U.S. net operating loss carryforwards ("NOL's") of approximately $88,756,000 which expire in the years 1998 through 2010. Included in such amounts are $76,885,000 of NOL's that existed prior to the quasi-reorganization. See Note 1. As of July 31, 1995, approximately $5,761,000 of investment tax credit carryforwards, which will expire in the years 1996 through 1998, were available to reduce future U.S. income taxes.

     Foreign operations had NOL's of approximately $64,681,000 at July 31, 1995, which are available indefinitely to reduce future foreign taxable income in specific jurisdictions. Included in such amounts are $48,900,000 of NOL's that existed prior to the quasi-reorganization. See Note 1. The foreign component of income (loss) before provision for income taxes was $(9,038,919), $(8,982,354) and $(5,315,000) for the years ended July 31, 1995, 1994 and 1993, respectively.

     Income tax expense is different from the amount computed by multiplying income (loss) before provision for income taxes by the corporate tax rate of 34% for the years ended July 31, 1995, 1994 and 1993 because of the inability to obtain any income tax benefits from operating losses in foreign countries. Additionally, during 1995 other permanent differences arose for both U.S. and foreign income tax purposes. For U.S. income tax purposes, such differences included approximately $16,500,000 relating to the write-off of uncollectible advances to certain foreign subsidiaries. For foreign income tax purposes, such differences included a payment of approximately $600,000 for prior year tax assessments and the payment of approximately $1,400,000 in withholding taxes.

     IRS regulations restrict utilization of NOL's for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. The Company has performed required testing and has concluded that an "ownership change" occurred in connection with the issuance of common stock through a public offering made by the Company on January 6, 1992. As a result, the future utilization of U.S. NOL's existing at the date of the "ownership change" will be limited to approximately $4,000,000 per year. This limitation had no effect on the provision for income taxes for the years ended July 31, 1995, 1994 and 1993. To the extent that any portion of this annual limitation is not used in any year, it may be carried over and added to the annual limitation of succeeding years. At July 31, 1995, the accumulated unused limitation on NOL's existing at the date of the "ownership change" was approximately $12,373,000.

                         DIGICON INC. AND SUBSIDIARIES

5. OTHER COSTS AND EXPENSES

     Other costs and expenses consist of the following:

                                                                YEARS ENDED JULY 31,
                                                              ------------------------
                                                              1995     1994      1993
                                                              ----     -----     -----
                                                                  (IN THOUSANDS OF
                                                                      DOLLARS)
        Net foreign currency exchange losses...............   $ 51     $  94     $ 532
        (Gain) loss on disposition of property and
          equipment........................................    755      (746)     (129)
        Interest income....................................   (208)      (82)     (255)
        Other..............................................               32        36
                                                              ----      ----      ----
                  Total....................................   $598     $(702)    $ 184
                                                              ====      ====      ====

6. EMPLOYEE BENEFITS

     The Company maintains a 401(k) plan in which employees of all the majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. However, employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 10% of their salary to a maximum of $9,240 per year. Generally, the Company will contribute an amount equal to one-half of the employee's contribution up to $6,000 or 6% (whichever is less) of the employee's salary; however, if consolidated pre-tax income for any fiscal year is less than the amount required to be contributed by the Company, the Company may elect to reduce its contribution, but in no event may it reduce the total contribution to less than 25% of the employee contribution. The Company may make additional contributions from its current or cumulative net profits in an amount to be determined by the Board of Directors. Employer matching contributions to the 401(k) plan were $280,981 in 1995, $286,471 in 1994 and $136,981 in 1993.

     The Company initiated an employee nonqualified stock option plan on September 1, 1992. Options are granted to key employees and are exercisable beginning six months after the date of grant. The option price per share shall not be less than the lesser of (i) fair market value of the common stock on the date the option is granted or (ii) the average fair market value for the common stock during the 30 trading days ending on the trading day next preceding the date the option is granted. Options expire ten years from the date of grant. No options under the plan have been exercised. The exercise prices and number of options existing prior to January 17, 1995 have been adjusted for the Reverse Split. See Note 19. The Company has authorized 658,333 shares of post-Reverse Split common stock to be issued under the plan.

                                                               NUMBER
                                                                 OF          EXERCISE
                                                               OPTIONS        PRICE
                                                               -------     ------------
        Balance, July 31, 1993..............................   560,000        $13.50
          Options cancelled.................................   (70,667)       $13.50
                                                               -------
        Balance, July 31, 1994..............................   489,333        $13.50
          Options issued....................................    13,333        $6.00
          Options cancelled.................................   (79,666)       $13.50
                                                               -------
        Balance, July 31, 1995..............................   423,000     $6.00-$13.50
                                                               =======

     The Company also initiated a stock option plan for non-employee directors (the "Director Plan") providing for stock options to be granted to each non-employee director of the Company. The Director Plan provides that on December 31 of each year, each eligible director shall be granted an option to purchase 3,333 shares of the Company's post-Reverse Split common stock, subject to an aggregate limit of 16,667 shares for each director. The exercise price for each option granted shall be the average closing price of the

                         DIGICON INC. AND SUBSIDIARIES
common stock for the 30 trading days prior to the date of grant. The exercise prices of options existing prior to January 17, 1995 have been adjusted for the Reverse Split. Options may be exercised at any time (i) after the later of six months following the date of grant or the first anniversary of the director's service on the board and (ii) before the sixth anniversary of the date of grant, when the option expires. No options under the Director Plan have been exercised. The Company has authorized 200,000 shares of post-Reverse Split common stock to be issued under the Director Plan.

                                                                NUMBER
                                                                  OF         EXERCISE
                                                                OPTIONS       PRICE
                                                                ------     ------------
        Balance, July 31, 1993...............................   20,000        $12.87
          Options issued.....................................   16,667        $6.72
                                                                ------
        Balance, July 31, 1994...............................   36,667     $6.72-$12.87
          Options issued.....................................   19,998        $4.13
                                                                ------
        Balance, July 31, 1995...............................   56,665     $4.13-$12.87
                                                                ======

     The Company maintains a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in its United Kingdom offices. Monthly contributions by employees are equal to 3.5% of their salaries with the Company providing an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually at 5%. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities which are held and managed by an independent trustee. The net periodic pension costs are as follows:


                                                                 YEARS ENDED JULY 31,
                                                                 --------------------
                                                                  1995          1994
                                                                  -----         -----
                                                                   (IN THOUSANDS OF
                                                                       DOLLARS)
        Service costs (benefits earned during the period)......   $ 275         $ 288
        Interest costs on projected benefit obligation.........     253           249
        Return on assets.......................................    (275)         (226)
        Net amortization and deferral..........................       5             4
                                                                  -----         -----
        Net periodic pension costs.............................   $ 258         $ 315
                                                                  =====         =====

     The funded status of the Pension Plan is as follows:


                                                                  JULY 31,    JULY 31,
                                                                   1995         1994
                                                                  -------      -------
                                                                    (IN THOUSANDS OF
                                                                        DOLLARS)
        Plan assets at fair value..............................   $ 3,444      $ 2,841
        Actuarial present value of accumulated vested benefit
          obligations..........................................     3,026        2,472
        Effect of future salary increases......................       517          437
                                                                  -------      -------
          Projected benefit obligation.........................     3,543        2,909
                                                                  -------      -------
        Projected benefit obligation in excess of plan
          assets...............................................       (99)         (68)
        Unrecognized prior service cost........................        13           68
                                                                  -------      -------
        Pension liability......................................   $   (86)     $
                                                                  =======      =======

                         DIGICON INC. AND SUBSIDIARIES

     The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets for the years ended July 31, 1995 and 1994 are as follows:

        Discount rate.........................................................  8.5%
        Rates of increase in compensation levels..............................  6.5%
        Expected long-term rate of return on assets...........................  9.0%

7. COMMITMENTS AND CONTINGENT LIABILITIES

     Total rentals of vessels, equipment and office facilities charged to operations amounted to $24,884,000, $21,914,000 and $19,105,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

     Minimum rentals payable under operating leases, principally for office space, and vessel charters with remaining noncancellable terms are as follows:

                  FISCAL                                              MINIMUM
                   YEAR                                               RENTALS
                  ------                                              -------
                                                                    (IN THOUSANDS
                                                                     OF DOLLARS)
                  1996.............................................   $14,583
                  1997.............................................     8,113
                  1998.............................................     7,244
                  1999.............................................     6,758
                  2000.............................................     3,546
                2001-2013..........................................     7,562

     At July 31, 1995, the Company had placed orders for the purchase of certain equipment and services with an aggregate purchase price of $1,748,000.

     The Company has an employment agreement with an employee, who is also a director, that provides for salary payments of $25,417 per month plus certain employee benefits through December 31, 1995, the end of the employment period as defined. The agreement also contains a non-compete clause for a period of three years after the employment period during which time the employee will receive payments of $12,709 per month plus certain employee benefits.

8. WARRANTS

     The following number of warrants issued and exercise prices have been adjusted for the Reverse Split consummated on January 17, 1995. See Note 19.

     In conjunction with the cancellation of a previous issue of common and preferred stock and certain other liabilities, the Company authorized 454,545 warrants which may be exercised for 454,545 shares of common stock. The warrants were issued for a term of five years beginning July 5, 1991 at an exercise price of $18.00 per share. The warrants may only be exercised for cash.

     In conjunction with the Company's term loan due June 30, 1997, the Company issued 113,333 warrants which expire June 29, 1997. The warrants were exercisable for cash at a price of $18.00 per share. In conjunction with an amendment to the loan in August 1994, which revised certain financial ratio covenants, the price of the warrants was reduced to $6.00 per share.

     In conjunction with the Company's short-term related party loans, the Company issued to the lenders warrants to purchase 120,000 common shares. The warrants may be exercised for cash at a price of $4.50 per share and will expire July 26, 1999.

                         DIGICON INC. AND SUBSIDIARIES

9. PURCHASE OF GFS COMPANY

     On October 30, 1992, the Company acquired GFS Company ("GFS") of Jackson, Mississippi. GFS operates land and transition zone seismic crews. Under the agreement, Digicon issued 225,000 shares of its pre-Reverse Split common stock (valued at $1,153,000) and $117,000 in notes in exchange for all of the outstanding stock of GFS. On completion of the transaction, GFS became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, goodwill of $4,245,000 was recorded representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a ten-year period and the operations of GFS are included in the consolidated financial statements beginning November 1, 1992.

10. DEFERRED CREDITS

     In August 1992, the Company entered into agreements with a customer pursuant to which the Company was obligated to allow $7,800,000 in discounts at specified rates on future seismic services performed by the Company for such customer. Discounts were payable only out of a portion of the revenues received by the Company for the performance of the seismic services for such customer. At July 31, 1994, remaining discounts due were included in accounts payable -- trade in the amount of $536,000 and in deferred credits in the amount of $5,538,000. The agreement also required the customer to utilize the services of certain Company vessels for a minimum period of 15 months during a period ending in June 1995. In July 1995, the agreements were amended to terminate the remaining vessel usage requirement, revise the discount rates available on future seismic services and allow the customer to apply the discounts against the Company's invoices in return for a reduction in discounts allowed. As a result, the Company recognized a gain of $864,000 which is included in operating expenses for the year ended July 31, 1995. At July 31, 1995, remaining discounts of $3,675,000 are included in deferred credits.

     The Company also has $880,000 and $1,500,000 at July 31, 1995 and 1994, respectively, included in other accrued liabilities relating to deferred credits earned by certain customers in conjunction with their original participation in one of the Company's proprietary data surveys. These credits may be applied by the customers against future invoiced amounts.

                         DIGICON INC. AND SUBSIDIARIES

11. GEOGRAPHICAL INFORMATION

     Substantially all of the Company's operations consist of geophysical services. The following tables provide relevant information for the three years ended July 31, 1995, 1994 and 1993, grouped by major geographic areas. Intersegment sales between geographic areas are valued at current market prices.

                                                     REVENUES
                                          -------------------------------    OPERATING
                                        UNAFFILIATED INTERSEGMENT             PROFIT    IDENTIFIABLE
                                          CUSTOMERS     SALES     TOTAL       (LOSS)       ASSETS
                                          --------     -----     --------     -------     --------
                                                         (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1995:
  Geographic areas:
     Europe & Middle East...............  $ 20,230     $ 579     $ 20,809     $ 2,188     $ 11,976
     Far East...........................    27,360        22       27,382        (262)      23,436
     South America......................    21,931                 21,931      (1,996)      16,998
     Eliminations.......................                (601)        (601)
                                          --------     -----     --------     -------     --------
          Totals........................    69,521                 69,521         (70)      52,410
     United States......................    63,048*      126       63,174*      9,263       82,227
     Eliminations.......................                (126)        (126)
                                          --------     -----     --------     -------     --------
          Totals........................   132,569                132,569       9,193      134,637
     Other..............................                                         (598)
     Corporate, general and
       administrative expenses..........                                       (1,527)
     Interest...........................                                       (5,142)
     Income taxes.......................                                       (2,033)
     Gain on sale of investment in FSU
       joint ventures...................                                        4,370
     Investments in 50% or less-owned
       companies and joint ventures.....                                       (1,485)          57
     Corporate assets...................                                                       376
                                          --------     -----     --------     -------     --------
          Totals........................  $132,569     $         $132,569     $ 2,778     $135,070
                                          ========     =====     ========     =======     ========

---------------

* Includes export sales of $2,228.

     There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1995. During 1995, depreciation and amortization expense was $3,984,000 for Europe & Middle East, $1,470,000 for Far East, $2,149,000 for South America and $5,762,000 for United States. Capital expenditures were $1,709,000 for Europe & Middle East, $1,240,000 for Far East, $4,252,000 for South America and $11,041,000 for United States.

                         DIGICON INC. AND SUBSIDIARIES

                                                    REVENUES
                                        --------------------------------     OPERATING
                                      UNAFFILIATED INTERSEGMENT               PROFIT    IDENTIFIABLE
                                        CUSTOMERS     SALES      TOTAL        (LOSS)       ASSETS
                                        --------     ------     --------     --------     --------
                                                        (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1994:
  Geographic areas:
     Europe & Middle East.............  $ 29,891     $1,697     $ 31,588     $ (3,120)    $ 33,063
     Far East.........................    19,401                  19,401      (11,325)      19,330
     South America....................    14,219                  14,219         (799)       9,758
     Eliminations.....................               (1,697)      (1,697)
                                        --------     ------     --------     --------     --------
          Totals......................    63,511                  63,511      (15,244)      62,151
     United States....................    54,467*       315       54,782*       7,187       60,649
     Eliminations.....................                 (315)        (315)
                                        --------     ------     --------     --------     --------
          Totals......................   117,978                 117,978       (8,057)     122,800
     Other............................                                            702
     Corporate, general and
       administrative expenses........                                         (2,020)
     Interest.........................                                         (3,085)
     Income taxes.....................                                         (1,521)
     Investments in 50% or less-owned
       companies and joint ventures...                                           (445)       8,543
     Corporate assets.................                                                         513
                                        --------     ------     --------     --------     --------
          Totals......................  $117,978     $          $117,978     $(14,426)    $131,856
                                        ========     ======     ========     ========     ========

---------------

* Includes export sales of $1,501.

     During 1994, United States, Europe & Middle East and Far East revenues include sales to a client which accounted for 10% of total revenues. Operating profit (loss) includes restructuring charges and write-off/reserve for impairment of assets of $1,258,000 for Europe & Middle East, $3,317,000 for Far East, and $3,808,000 for United States. Depreciation and amortization expense was $4,214,000 for Europe & Middle East, $1,942,000 for Far East, $1,551,000 for South America and $6,030,000 for United States. Capital expenditures were $2,031,000 for Europe & Middle East, $458,000 for Far East, $1,471,000 for South America and $6,720,000 for United States.

                         DIGICON INC. AND SUBSIDIARIES

                                                    REVENUES
                                        ---------------------------------     OPERATING
                                      UNAFFILIATED INTERSEGMENT               PROFIT     IDENTIFIABLE
                                        CUSTOMERS     SALES       TOTAL       (LOSS)       ASSETS
                                        --------     -------     --------     -------     --------
                                                        (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1993:
  Geographic areas:
     Europe & Middle East.............  $ 24,699     $   108     $ 24,807     $ 4,374     $ 38,516
     Africa...........................    13,020                   13,020       2,392        3,850
     Far East.........................    38,569          74       38,643      (2,107)      26,267
     South America....................     3,945                    3,945         638        7,723
     Eliminations.....................                  (182)        (182)
                                        --------     -------     --------     -------     --------
          Totals......................    80,233                   80,233       5,297       76,356
     United States....................    37,476*      3,639       41,115*       (908)      49,035
     Eliminations.....................                (3,639)      (3,639)
                                        --------     -------     --------     -------     --------
          Totals......................   117,709                  117,709       4,389      125,391
     Other............................                                           (184)
     Corporate, general and
       administrative expenses........                                         (2,583)
     Interest.........................                                         (1,217)
     Income taxes.....................                                         (1,609)
     Investments in 50% or less-owned
       companies and joint ventures...                                            (54)         254
     Corporate assets.................                                                         355
                                        --------     -------     --------     -------     --------
          Totals......................  $117,709     $           $117,709     $(1,258)    $126,000
                                        ========     =======     ========     =======     ========

---------------

* Includes export sales of $10,138.

     During 1993, United States, Europe & Middle East, Africa and Far East revenues include sales to two clients which accounted for 16% and 11% of total revenues. Depreciation and amortization expense was $2,345,000 for Europe & Middle East, $230,000 for Africa, $2,209,000 for Far East, $140,000 for South America and $4,678,000 for United States. Capital expenditures were $21,310,000 for Europe & Middle East, $275,000 for Africa, $4,295,000 for Far East, $3,692,000 for South America and $10,809,000 for United States.

12. ISSUANCE OF COMMON STOCK

     See Note 19 relating to the Reverse Split consummated on January 17, 1995.

     In December 1992, the Company sold, in an underwritten public offering, 5,456,900 shares of pre-Reverse Split common stock at $4.25 per share. The Company incurred approximately $2,104,000 of issuance costs in conjunction with the offering and these costs have been charged to additional paid-in capital.

     See also Notes 9 and 16 relating to the issuance of pre-Reverse Split common stock for the purchase of GFS Company and investment in FSU joint ventures.

     On June 6, 1995, 850,000 shares of treasury stock were sold to an institutional investor at a price of $4.6875 per share. See Note 15.

                         DIGICON INC. AND SUBSIDIARIES

13. CERTAIN TRANSACTIONS

     During fiscal 1994, the Company entered into two credit facilities with shareholders SOROS Capital L.P., CCF Jupiter L.P. and Jupiter Management Co., Inc. (collectively, "the Lenders"). In November 1993, the Company executed a secured term loan agreement with the Lenders which provided loans totaling $3,386,000. The loans were repaid in full in April 1994, and the facility was terminated. In July 1994, the Company executed a second secured loan agreement with the Lenders providing up to $3,000,000 of advances. See Note 2. The second facility was repaid in full in June 1995. In connection with the second facility, the Lenders received warrants to purchase the Company's common stock. See Note 8. During the fiscal year ended July 31, 1995 and 1994, $376,000 and $206,000, respectively, was paid to the Lenders as interest and fees under the two facilities.

     In fiscal 1995 and 1994, the Company performed certain data acquisition, processing, marketing and training services for various co-venturers and recorded sales in the amount of $1,633,000 and $1,279,000, respectively. At July 31, 1995 and 1994, there was approximately $300,000 and $310,000, respectively, in outstanding receivables related to these transactions.

     The Company sold certain assets during July 1994 to Caspian Geophysical, a joint venture in which the Company had an indirect 10% interest, for a note receivable payable in 36 monthly installments of $41,667 with an imputed interest rate of 10%. The net gain recorded after eliminating intercompany profits was $148,000. The note receivable was repaid in June 1995 as a result of the sale of the Company's interest in the joint venture. See Note 16.

14. EMPLOYEE STOCK PURCHASE

     In July 1991, the Company authorized 707,547 shares of pre-Reverse Split common stock for sale to its employees at a price of $2.12 per share. Employee purchases were voluntary and the stock was fully subscribed at the Closing Date. On the Closing Date, the Company issued the stock to the employees upon receipt of cash in an amount of par value. At the employee's option, the remaining purchase price could be paid in cash on the Closing Date or by payroll deductions over a period of 24 months.

     At July 31, 1992, agreements in the amount of $48,000 were outstanding and in accordance with Staff Accounting Bulletin No. 40, Topic 4-E were excluded from additional paid-in capital. As of July 31, 1993, all proceeds due under the agreements had been received and are included in additional paid-in capital.

15. SUBSEQUENT EVENTS

     In September 1995, the Company sold its 858,497 shares of treasury stock to a group of institutional investors at a price of $4.6875 per share for total cash proceeds of $4,024,204.

16. INVESTMENT IN FSU JOINT VENTURES

     During the year ended July 31, 1994, the Company entered into a joint venture agreement with MD Seis International Ltd. to perform geophysical services in the former Soviet Union ("FSU"). In connection with the agreement, the Company placed 5,431,615 shares of its pre-Reverse Split common stock in escrow to be distributed in stages upon the execution and completion of certain conditions.

     The first stage was completed on April 1, 1994 and the Company exchanged 3,072,950 shares of pre-Reverse Split common stock valued at $2.375 per share, or $7,298,256, and a $1,000,000 cash commitment in return for interests in certain jointly owned companies. The second stage of the agreement was completed on August 25, 1994, and the Company increased its ownership interest in certain of these companies by exchanging 2,052,543 shares of pre-Reverse Split common stock valued at $1.125 per share, or $2,309,111, and an additional $2,000,000 cash commitment. In addition, the Company agreed to guarantee certain

                         DIGICON INC. AND SUBSIDIARIES
liabilities of the joint ventures. After adjustment for the Reverse Split consummated on January 17, 1995, MD Seis owned 1,708,497 shares of common stock.

     The investments were being accounted for under the equity method. The FSU joint ventures generated total revenues of approximately $6,994,000 and $300,000 and net losses of approximately $2,954,000 and $921,000 during the years ended July 31, 1995 and 1994, respectively. The Company's share of net losses was approximately $1,477,000 and $391,000 during the years ended July 31, 1995 and 1994, respectively. The excess purchase price over the fair value of the net assets acquired in the amount of $9,292,000 was being amortized over a 20 year period. Amortization expense for the years ended July 31, 1995 and 1994 was $392,000 and $100,000, respectively.

     On June 6, 1995, the Company sold its interests in the joint ventures for $6,000,000 in cash and the return of the 1,708,497 shares of the post-Split common stock owned by MD Seis (valued at $5.125 per share). In addition, the Company received $2,992,144 in short-term notes, which were collected on July 31, 1995, representing payments for equipment sold and a return of amounts previously advanced to the joint ventures and is entitled to receive royalties of up to $1,500,000 based on future sales of speculative data currently being acquired by the joint ventures. The net effect of these transactions was a gain of $4,370,000.

17. RESTRUCTURING CHARGES AND EXIT COSTS

     In response to operating losses in certain markets which adversely impacted the Company's liquidity during the year ended July 31, 1994, management made a decision to restructure its operations and revalue certain assets in April 1994, including plans to close the Indonesian processing center, and accordingly incurred $9,116,000 in total expenses relating to such decision. Costs of $1,230,000 are included in cost of services and include non-recurring expenses associated with certain contract liabilities. Also included in the $9,116,000 is $6,523,000 for the write-off/reserve for the impairment of assets to their net realizable value. A portion of the write-off pertains to marine ($2,437,000) and land ($552,000) acquisition assets related to decommissioned marine vessels and stacked land crews. The write-off/reserve for impairment of assets also includes the write-down of certain other marine and land acquisition assets that were not a direct result of the restructuring program ($1,048,000). In addition, the Company wrote down data processing equipment ($2,056,000), particularly in the Far East, based on the declining market and the plan to close the Indonesian processing center, and Indonesian proprietary data ($430,000), since the Company's license to sell such data will not be extended by the Indonesian government. The remaining costs are restructuring charges of $1,363,000 of which $1,226,000 relates to severance costs for a reduction in the Company's workforce of 122 employees and $137,000 relates to office restoration expenses in the Indonesian processing center. Employees to be terminated are from the processing centers (including the Indonesian center), marine and land crews, marine support, manufacturing, research and development and corporate groups. The Company accrued an additional $450,000 of severance costs for 37 employees and $350,000 in lease obligations in the Indonesian processing center during the year ended July 31, 1995. As of July 31, 1995, 119 employees have been terminated and $1,061,000 in severance costs have been paid. The Company estimates that all remaining liabilities in the amount of $1,102,000 will be paid during fiscal 1996.

18. SALE OF INVENTORIES, ASSETS AND TECHNOLOGIES

     On August 31, 1994, the Company entered into a series of agreements with Syntron, Inc. ("Syntron") that provided for the sale of certain assets, inventories, and technologies by the Company to Syntron and the assumption of certain liabilities by Syntron. The sale price was $7,500,000 payable in cash of $3,000,000 and $4,500,000 in credits to be applied against future purchases from Syntron by the Company. The agreements also provide that for a period of three years, Syntron will be the sole supplier to the Company of certain acquisition, monitoring, and recording equipment that is competitively priced, deliverable on a timely basis and is technologically competitive. In addition, the Company has agreed to lease back certain marine and land

                         DIGICON INC. AND SUBSIDIARIES
recording equipment from Syntron for a period of up to 36 months with minimum lease terms ranging from 7 1/2 to 17 1/2 months. The difference between the sale price and the net book value of the net assets sold after discounting the credits by 2 1/2% was a $1,001,000 gain which is being recognized on a pro rata basis over the minimum lease terms as a reduction in rental expense. Unused credits in the amount of $1,210,000 and $857,000 are included in accounts and notes receivable and other assets, respectively, at July 31, 1995.

19. REVERSE STOCK SPLIT

     On December 14, 1994, shareholders approved a one for three reverse stock split (the "Reverse Split") to holders of record on January 17, 1995, with no change in par value. On January 17, 1995, there were 33,404,816 shares of common stock outstanding which were converted into 11,134,939 shares of post-Reverse Split common stock. The net effect of these transactions was a charge to common stock and a credit to additional paid-in capital of approximately $223,000.

     On January 17, 1995, there were 1,363,637 publicly traded common stock purchase warrants expiring on July 5, 1996 with an exercise price of $6.00 per share. In connection with the Reverse Split and as required by the American Stock Exchange, the publicly traded warrants were converted, effective January 17, 1995, into approximately 454,545 post-Reverse Split common stock purchase warrants with an exercise price of $18.00. Also on January 17, 1995, there were 340,000 common stock purchase warrants expiring on June 29, 1997 with an exercise price of $2.00 per share which were adjusted in connection with the Reverse Split to represent 113,333 shares of post-Reverse Split common stock issuable upon exercise of these warrants at an exercise price of $6.00. Additionally, there were 1,975,000 and 600,000 shares of pre-Reverse Split common stock authorized under the 1992 Employee Nonqualified Stock Option Plan and 1992 Non-Employee Director Stock Option Plan, respectively. In connection with the Reverse Split, these authorized shares were decreased to 658,333 and 200,000 authorized shares of post-Reverse Split common stock under the Employee Plan and Director Plan, respectively, and the new exercise prices were tripled.

                         DIGICON INC. AND SUBSIDIARIES

20.SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     FOR THE YEARS ENDED JULY 31, 1995 AND 1994
     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)(*)

                                                               YEAR ENDED JULY 31, 1995
                                                     --------------------------------------------
                                                       1ST         2ND         3RD          4TH
                                                     QUARTER     QUARTER     QUARTER      QUARTER
                                                     -------     -------     --------     -------
Revenues...........................................  $32,000     $30,266     $ 34,448     $35,855
Operating expense:
  Cost of services.................................   25,008      22,701       27,767      30,436
  Restructuring....................................                                           800
Depreciation and amortization......................    3,393       3,453        3,469       3,448
Selling, general and administrative................    1,106       1,058        1,244       1,020
Income before provision for income taxes...........    1,334       1,146          509       1,822
Net income.........................................      607         829          479         863
Net income per share of common stock(*)............      .06         .07          .04         .08

                                                               YEAR ENDED JULY 31, 1994
                                                     --------------------------------------------
                                                       1ST         2ND         3RD          4TH
                                                     QUARTER     QUARTER     QUARTER      QUARTER
                                                     -------     -------     --------     -------
Revenues...........................................  $32,274     $30,475     $ 25,463     $29,766
Operating expense:
  Cost of services.................................   26,305      25,708       24,968      24,329
  Restructuring....................................                             1,363
Write-off/reserve for impairment of assets.........                             6,523
Depreciation and amortization......................    3,374       3,560        3,541       3,283
Selling, general and administrative................    1,080       1,716        1,438         867
Income (loss) before provision for income taxes....      956        (735)     (13,210)         84
Net income (loss)..................................      717        (982)     (13,688)       (473)
Net income (loss) per share of common stock(*).....      .08        (.10)       (1.40)       (.05)

------------

(*) Reported quarterly earnings (loss) per share is based on each quarter's weighted average shares outstanding. The quarters may not total to the reported annual earnings (loss) per share due in part to fluctuations in common shares outstanding. Weighted average shares for all periods presented have been restated for the Reverse Split consummated on January 17, 1995. See Note 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Certain Stockholders" in the Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Other Information" in the Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          NUMBER
                                                                                          ---
Independent Auditors' Report...........................................................    19
Consolidated Statements of Operations For the Three Years Ended July 31, 1995..........    20
Consolidated Balance Sheets -- July 31, 1995 and 1994..................................    21
Consolidated Statements of Cash Flows For the Three Years Ended July 31, 1995..........    22
Consolidated Statements of Changes in Stockholders' Equity For the Three Years Ended
  July 31, 1995........................................................................    24
Notes to Consolidated Financial Statements.............................................    25

                        CONSOLIDATED FINANCIAL SCHEDULES

     Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

     Individual financial statements of 50% or less-owned persons accounted for by the equity method have been omitted because such 50% or less-owned persons, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

            FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 1995

     Form 8-K Report was filed as of June 6, 1995 with respect to the sale of the Company's joint venture interests in the former Soviet Union.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of October, 1995.

                                          DIGICON INC.

                                          By: Douglas B. Thompson

                                          --------------------------------------
                                              Douglas B. Thompson
                                              (Chairman of the Board)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities indicated on the 24th day of October, 1995.


By: Edward R. Prince, Jr.                  By: Stephen J. Ludlow
    ------------------------------------       ------------------------------------
    Edward R. Prince, Jr.                      Stephen J. Ludlow
    (Director)                                 (President, Chief Executive Officer
                                               and Director)

By: George F. Baker                        By: Richard W. McNairy
    ------------------------------------       ------------------------------------
    George F. Baker                            Richard W. McNairy
    (Director)                                 (Chief Financial Officer)

By: James B. Clement                       By: Charles H. Ackerman
    ------------------------------------       ------------------------------------
    James B. Clement                           Charles H. Ackerman
    (Director)                                 (Principal Accounting Officer)

By: Clayton P. Cormier                     By: Douglas B. Thompson
    ------------------------------------       ------------------------------------
    Clayton P. Cormier                         Douglas B. Thompson
    (Director)                                 (Director)

By: Steven J. Gilbert                      By: Jack C. Threet
    ------------------------------------       ------------------------------------
    Steven J. Gilbert                          Jack C. Threet
    (Director)                                 (Director)


                                 EXHIBIT INDEX


  EXHIBIT
-----------
   3-A)     -- Restated Certificate of Incorporation (with Amendments) of Digicon Inc.
               dated December 17, 1992. (Exhibit 3-A to Digicon's Annual Report on Form
               10-K for the year ended July 31, 1994.)
   3-B)     -- Certificate of Ownership and Merger of New Digicon Inc. and Digicon Inc.
               (Exhibit 3-B to Digicon's Registration Statement No. 33-43873, dated
               November 12, 1991, is incorporated herein by reference).
   3-C)     -- By-laws of New Digicon Inc. dated June 24, 1991 (Exhibit 3-I to
               Digicon's Form 10-K Report for the year ended July 31, 1991, is incorporated herein by reference).
   3-D)     -- Certificate of Amendment of Certificate of Incorporation of Digicon Inc.
               dated February 6, 1992. (Exhibit 3-D to Digicon's Annual Report on Form
               10-K for the year ended July 31, 1994.)
   4-A)     -- Specimen Digicon Inc. common stock certificate (Exhibit 4.1 to Digicon's
               Amendment No. 3 to Registration Statement No. 33-40197, dated June 7,
               1991, is incorporated herein by reference).
   10-A)    -- Employment Agreement dated September 1, 1992, between Digicon Inc. and
               Edward R. Prince, Jr. (Exhibit 10-A to Digicon's Amendment No. 3 to
               Registration Statement No. 33-54384, dated December 17, 1992).
   10-B)    -- Employment Agreement dated September 1, 1992, between Digicon Inc. and
               Larry E. Lenig, Jr. (Exhibit 10-B to Digicon's Amendment No. 3 to
               Registration Statement No. 33-54384, dated December 17, 1992).
   10-C)    -- Employment Agreement dated as of May 19, 1988, by and between Digicon
               Inc. and David R. Steetle as supplemented by letter agreements dated
               January 5, 1990 and June 12, 1990. (Exhibit 10-C to Digicon's
               Registration Statement No. 33-43873, dated November 12, 1991).
   10-D)    -- Employment Agreement dated October 29, 1992, between Digicon Inc. and
               Stephen J. Ludlow (Exhibit 10-D to Digicon's Amendment No. 3 to
               Registration Statement No. 33-54384, dated December 17, 1992).
   10-E)    -- Salary Continuation Agreement executed by Nicholas A. C. Bright, Richard
               W. McNairy and Allan C. Pogach. (Exhibit 10-E to Digicon's Annual Report
               on Form 10-K for the year ended July 31, 1994.)
   10-F)    -- Registration Rights Agreement dated June 7, 1991, by and among Digicon,
               Quantum Fund N.V., Jupiter & Associates, ATID II Investors Limited
               Partnership and certain holders of common stock. (Exhibit 10-F to
               Digicon's Registration Statement No. 33-43873, dated November 12, 1991).
   10-G)    -- Warrant Agreement (Exhibit 10.20 to Digicon's Amendment No. 5 to
               Registration Statement No. 33-40197, dated June 21, 1991, is incorporated herein by reference).
   10-H)    -- Funding and Stockholders' Agreement dated as of April 9, 1991 (Exhibit
               10.23 to Digicon's Amendment No. 3 to Registration Statement No.
               33-40197, dated June 7, 1991, is incorporated herein by reference).
   10-I)    -- Note Purchase Agreement dated June 29, 1992, between Digicon and
               Hanseatic Corporation, as Agent. (Exhibit 10-O to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1992).
   10-J)    -- Warrant Agreement dated June 29, 1992, between Digicon and Hanseatic
               Corporation, as Agent. (Exhibit 10-P to Digicon's Annual Report on Form
               10-K for the year ended July 31, 1992).


  EXHIBIT
-----------
   10-K)    -- Registration Rights Agreement dated June 29, 1992, between Digicon and
               Hanseatic Corporation, as Agent. (Exhibit 10-Q to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1992).
   10-L)    -- Memorandum of Agreement dated August 13, 1992, between Digicon and Mobil
               Tankships (U.S.A.) with respect to the purchase and sale of the M/V
               MOBIL SEARCH. (Exhibit 10-R to Digicon's Annual Report on Form 10-K for
               the year ended July 31, 1992).
   10-M)    -- Asset Purchase Agreement dated August 31, 1994, between Syntron, Inc.
               and Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc., and
               Digicon Inc. (Exhibit 10-M to Digicon's Annual Report on Form 10-K for
               the year ended July 31, 1994.)
   10-N)    -- Loan and Security Agreement dated April 11, 1994, between Foothill
               Capital Corporation and Digicon Inc., Digicon Geophysical Corp.,
               Digicon/GFS Inc., Digital Exploration Ltd. and Digicon Exploration Ltd.
               (Exhibit 10-N to Digicon's Annual Report on Form 10-K for the year ended
               July 31, 1994.)
   10-O)    -- Loan and Security Agreement dated July 26, 1994, between Digicon Inc.,
               Digicon Geophysical Corp., Digicon/GFS Inc., Digital Exploration Ltd.
               and Digicon Exploration, Ltd. and Soros Capital, L.P., CCF Jupiter L.P.
               and Jupiter Management Co., Inc. (Exhibit 10-O to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1994.)
   10-P)    -- Fixed Loan Agreement dated May 13, 1992, by and between P.T. Digicon
               Mega Pratama and Lippobank. (Exhibit 10-W to Digicon's Amendment No. 3
               to Registration Statement No. 33-54384, dated December 17, 1992).
   10-Q)    -- 1992 Employee Nonqualified Stock Option Plan. (Exhibit 10-S to Digicon's
               Amendment No. 3 to Registration Statement No. 33-54384, dated December
               17, 1992).
   10-R)    -- 1992 Non-Employee Director Stock Option Plan. (Exhibit 10-T to Digicon's
               Amendment No. 3 to Registration Statement No. 33-54384, dated December
               17, 1992.)
   10-S)    -- Stock Purchase Agreement dated June 6, 1995 by and among Digicon Inc.
               and MD Seis International relating to the sale, by the Company, of its interests in certain joint ventures established to pursue business opportunities in the former Soviet Union. (Exhibit 10-a to Digicon's
               Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)
   *11)     -- Computation of Income (Loss) Per Common and Common Equivalent Share.
   *21)     -- Subsidiaries of Registrant.
   *27)     -- Financial Data Schedule for the period ended July 31, 1995 (filed electronically herewith).

------------

* Filed herewith