Form 10-Q
period 1995-10-31
DIGICON INC
filed 1995-12-15
CIK 28866

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              -----------------

                                  FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995
                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    ------------

                         Commission file number 1-7427

                                  DIGICON INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     76-0343152
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

3701 KIRBY DRIVE, SUITE #112, HOUSTON, TEXAS                    77098
 (Address of principal executive offices)                     (Zip Code)


    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (713) 526-5611

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
                           THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes  X     No
                               ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                 OUTSTANDING AT DECEMBER 14, 1995
Common Stock, $.01 par value                                11,134,939

================================================================================

                         DIGICON INC. AND SUBSIDIARIES

                                     INDEX




                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART  I.     Financial Information

             Item 1.  Financial Statements

             Consolidated Balance Sheets -
               October 31, 1995 and July 31, 1995                                                       1

             Consolidated Statements of Operations -
               For the Three Months Ended October 31, 1995 and 1994                                     3

             Consolidated Statements of Cash Flows -
               For the Three Months Ended October 31, 1995 and 1994                                     4

             Notes to Consolidated Financial Statements                                                 7

             Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                               10


PART  II.    Other Information

             Item 1.  Legal Proceedings                                                                16

             Item 6.  Exhibits and Reports on Form 8-K                                                 16


                         PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                         DIGICON INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                             October 31,            July 31,
                                                                               1995                  1995
                                                                            -------------        -------------
 ASSETS                                                                           (In thousands of dollars)
 Current assets:
    Cash                                                                    $      3,490        $       4,209
    Restricted cash investments                                                      681                  670
    Accounts and notes receivable (net of allowance for
        doubtful accounts:  October, $653; July, $703)                            42,632               40,662
    Materials and supplies inventory (net of reserves:
        October, $66; July, $66)                                                   1,269                1,335
    Prepayments and other                                                          6,489                6,619
                                                                            ------------        -------------

           Total current assets                                                   54,561               53,495

 Property and equipment:
     Seismic equipment                                                            56,386               53,615
     Data processing equipment                                                    26,620               26,703

     Leasehold improvements and other                                             32,011               29,394
                                                                            ------------        -------------
             Total                                                               115,017              109,712
         Less accumulated depreciation                                            63,843               60,874
                                                                            ------------        -------------

             Property and equipment - net                                         51,174               48,838

 Proprietary seismic data                                                         29,061               28,444


 Goodwill (net of accumulated amortization:
     October, $1,273; July, $1,168)                                                2,972                3,077

 Other assets                                                                      1,284                1,216
                                                                            ------------        -------------

               Total                                                        $    139,052        $     135,070
                                                                            ============        =============

---------------

See Notes to Consolidated Financial Statements.

                                                                             (Unaudited)
                                                                             October 31,           July 31,
                                                                                1995                 1995
                                                                             ------------        ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                                           (In thousands of dollars)
 Current liabilities:
   Current maturities of long-term debt                                      $    10,656         $    10,915
   Accounts payable - trade                                                       18,206              18,875
   Accrued interest                                                                  399                 409
   Other accrued liabilities                                                      13,020              14,869
   Income taxes payable                                                            1,696               1,097
                                                                             -----------         -----------
           Total current liabilities                                              43,977              46,165


 Non-current liabilities:
   Long-term debt-less current maturities                                         26,697              25,243
   Deferred credits                                                                3,675               3,675
   Other non-current liabilities                                                   1,087               1,105
                                                                             -----------         -----------

           Total non-current liabilities                                          31,459              30,023

 Stockholders' equity:
   Common stock, $.01 par value; authorized:

      20,000,000 shares; issued:  11,134,939 shares                                  111                 111

   Additional paid-in capital                                                     71,105              71,895

   Accumulated deficit from August 1, 1991                                        (7,600)             (8,352)


   Less: Treasury stock, at cost; 858,497 shares                                                      (4,772)
                                                                             -----------         -----------
            Stockholders' equity                                                  63,616              58,882
                                                                             -----------         -----------

                   Total                                                     $   139,052         $   135,070
                                                                             ===========         ===========


---------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
              (In thousands of dollars, except per share amounts)


                                                                               Three Months Ended October 31,
                                                                              --------------------------------
                                                                                 1995                  1994
                                                                              -----------          -----------
 Revenues                                                                     $   38,178           $   32,000

 Costs and expenses:
     Operating expenses                                                           30,433               25,008
     Depreciation and amortization                                                 3,623                3,393

     Selling, general and administrative                                           1,251                1,106
     Interest                                                                      1,282                1,170
     Equity in loss of 50% or less-
         owned companies and joint ventures                                                               361
     Other                                                                           111                 (372)
                                                                              ----------           ----------

           Total costs and expenses                                               36,700               30,666
                                                                              ----------           ----------
 Income before provision for

    income taxes                                                                   1,478                1,334

 Provision for income taxes                                                          726                  727
                                                                              ----------           ----------
 Net income                                                                   $      752           $      607
                                                                              ==========           ==========

 Per share of common stock:
     Income per share of common stock                                         $      .07           $      .06
                                                                              ==========           ==========

     Weighted average shares (includes
         common stock only)                                                       10,584               10,956
                                                                              ==========           ==========

     Cash dividends                                                               None                  None
                                                                              ==========           ==========


---------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                              Three Months Ended October 31,
                                                                             --------------------------------
                                                                                 1995                1994
                                                                             -------------      -------------
                                                                                 (In thousands of dollars)
 Operating activities:
   Net income                                                               $        752        $        607
   Non-cash items included in net income:
      Depreciation and amortization                                                3,623               3,393
      Amortization of deferred gain on sale/leaseback                                (60)               (200)
      (Gain) loss on disposition of property and equipment                           137                (349)
      Equity in loss of 50% or less-owned
         companies and joint ventures                                                                    361
      Write-down of proprietary seismic data to market                                99                  99
      Restructuring accrual                                                                             (295)
   Change in operating assets/liabilities:
      Accounts and notes receivable                                               (1,970)             (4,818)
      Materials and supplies inventory                                                66                  11
      Prepayments and other                                                          130                (845)
      Proprietary seismic data                                                      (716)             (1,859)
      Other                                                                          (84)                122
      Accounts payable - trade                                                    (1,051)             (2,960)
      Accrued interest                                                               (10)                 46
      Other accrued liabilities                                                   (1,789)              1,727
      Income taxes payable                                                           599                 163
      Other non-current liabilities                                                  (18)                 88
                                                                            ------------        ------------
           Total cash used by operating activities                                  (292)             (4,709)


 Financing activities:
   Borrowings of short-term related party debt                                                            30
   Payments of short-term related party debt                                                          (1,052)
   Payments of long-term debt                                                     (1,877)             (1,321)
   Net borrowings under credit agreements                                            813                 588
   Net proceeds from sale of common stock                                                                (15)
   Net proceeds from sale of treasury stock                                        3,982
                                                                            ------------        ------------
           Total cash provided (used) by financing activities                      2,918              (1,770)


---------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   UNAUDITED


                                                                           Three Months Ended October 31,
                                                                           -------------------------------
                                                                               1995                1994
                                                                           ------------        -----------
                                                                               (In thousands of dollars)
 Investing activities:
   Purchase of property and equipment                                     $     (3,488)       $       (746)
   Sale of property and equipment                                                  132                  98
   Increase in restricted cash investments                                         (11)               (424)
   Increase in investment in FSU joint ventures                                                       (415)
   Sale to Syntron, Inc.:
     Inventories and technologies                                                                    1,630
     Property and equipment                                                                          1,370
                                                                          ------------        ------------

       Total cash provided (used) by investing activities                       (3,367)              1,513

 Currency loss on foreign cash                                                      22                  35
                                                                          ------------        ------------
 Change in cash and cash equivalents                                              (719)             (4,931)


 Beginning cash and cash equivalents balance                                     4,209               8,365
                                                                          ------------        ------------
 Ending cash and cash equivalents balance                                 $      3,490        $      3,434
                                                                          ============        ============


---------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                              Three Months Ended October 31,
                                                                             -------------------------------
                                                                                  1995              1994
                                                                             -------------     -------------
                                                                                (In thousands of dollars)
 Schedule of non-cash investing and financing activities:


 Increase in property and equipment for:
   Equipment purchase obligations                                            $    2,259       $        454
   Accounts payable - trade                                                         382                893

 Increase (decrease) in investment in FSU joint venture for:
   Common stock                                                                                      2,309
   Accounts and note receivable from FSU joint venture                                                (409)
   Other accrued liabilities                                                                         1,233
   Long-term debt                                                                                      245


 Sale of inventories, property and equipment, and technologies to Syntron, Inc. resulting in an increase (decrease) in:
   Accounts and notes receivable - deferred credits                                                  1,805
   Materials and supplies inventory                                                                 (2,034)
   Other assets - deferred credits receivable                                                        2,307
   Accounts payable - trade                                                                            957
   Other accrued liabilities - deferred gain                                                         1,011
   Other non-current liabilities - deferred gain                                                       110

 Sale of seismic vessel for increase in:
   Accounts and notes receivable                                                                       925
   Accounts payable - trade                                                                             50

 Supplemental disclosures of cash flow information:


 Cash paid during the three months ended for:
    Interest -
      Revolving credit agreements                                                   529                397
      Secured term loan                                                             121                151
      Equipment purchase obligations                                                392                291
      Other                                                                         220                276
    Income taxes                                                                    112                131



                         DIGICON INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPINION OF MANAGEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Digicon Inc. and subsidiaries at October 31, 1995, and the results of its operations and its cash flows for the three-month periods ended October 31, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year, as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

         EARNINGS PER SHARE

         Weighted average shares and earnings per share for all periods presented have been restated to reflect the effect of a one for three reverse stock split consummated on January 17, 1995. Primary earnings per share is computed based on the weighted average number of shares of common stock plus common stock equivalents. Shares issuable upon the conversion of stock options and warrants, which are common stock equivalents, were disregarded since the treasury stock method of calculation produced no incremental shares or resulted in dilution of less than 3%.

         Fully diluted earnings per share is not presented since common stock equivalents referenced above had no dilutive effect.

2.    LONG-TERM DEBT

      The Company's long-term debt is as follows:

                                                                                       October 31,       July 31,
                                                                                          1995             1995
                                                                                       -----------      ----------
                                                                                       (In thousands of dollars)
            Revolving credit agreement due April 1997, at prime plus
               3% ( 11.75% at October 31, 1995)                                       $    15,818       $  14,123
            Secured term loan due June 1997, at 10.75%                                      4,500           4,500
            Secured Indonesian Rupiah revolving credit agreement
               due September 1995, at 19%                                                                     894

            Equipment purchase obligations maturing through
               February 1999, at an average rate of 11.08% in 1995                         17,035          16,641
                                                                                      -----------       ---------
                      Total                                                                37,353          36,158


            Less current maturities                                                        10,656          10,915
                                                                                      -----------       ---------
                      Due after one year                                              $    26,697       $  25,243
                                                                                      ===========       =========

      The revolving credit agreement is with a finance company and provides a revolving credit facility of up to $17,000,000 (increased from $15,000,000 in April 1995) through April 11, 1997. Advances under the agreement are limited by a borrowing formula and are collateralized by a majority of the assets of the Company. The agreement limits, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness, prohibits paying dividends and requires the Company to maintain certain financial ratios. The agreement also provides for the deposit of collections of certain of the Company's accounts receivable into cash collateral accounts and for the repayment of outstanding advances and monthly interest with such proceeds. Amounts applied against outstanding advances are available for reborrowing upon presentation of evidence of adequate borrowing base coverage. At October 31, 1995, $1,182,000 was available for borrowing under this agreement.

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

      The secured Indonesian Rupiah revolving credit facility in the amount of two billion Rupiahs was the obligation of P.T. Digicon Mega Pratama, a consolidated subsidiary of the Company, and provided working capital and certain bank guarantees for its Indonesian operations. The facility was repaid September 1995.

      The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computing and seismic equipment.

3.    SALE OF TREASURY STOCK

      In September 1995, the Company sold its 858,497 shares of treasury stock to a group of institutional investors at a price of $4.6875 per share for total cash proceeds of $4,024,204.

4.    OTHER COSTS AND EXPENSES

      Other costs and expenses consist of the following:

                                                                        Three Months Ended October 31,
                                                                     -----------------------------------
                                                                          1995                 1994
                                                                     --------------        -------------
                                                                           (In thousands of dollars)
         Net foreign currency exchange (gain) loss                   $          (2)        $           7
         Net (gain) loss on disposition of property and
            equipment                                                          137                  (349)
         Interest income                                                       (24)                  (37)
         Other                                                                                         7
                                                                     -------------         -------------

                   Total                                             $         111         $        (372)
                                                                     =============         =============

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

The period has seen several trends develop which have changed the dynamics of the industry. The proven success of 3D seismic offshore has led to a significant increase in demand for 3D onshore and in transition zone areas. Exploration activity by the major oil and gas companies, independents and data brokers has increased, a trend brought about at least in part by the lower finding costs which have resulted from the availability of 3D seismic onshore. The Company began to increase its onshore focus in fiscal 1993 by acquiring GFS Company, a major player in Gulf Coast transition zone areas. Subsequently, the Company enhanced its onshore presence by adding four crews utilizing advanced technology, high capacity I/O System Two equipment. One of the new crews is working in the southern U.S. highland areas, another, to be upgraded to an RSR radio telemetry crew, will begin work in the second quarter in transition zone areas and two crews have been dedicated to the expanding South American marketplace and are currently working together as one large crew under contract in Argentina.

A second trend has been an increase in high capacity multi-element vessels tailored for unobstructed blue water areas. Vessels equipped with multiple streamers and multiple sources acquire more lines of data with each pass, reducing the effective acquisition cost to the customer. To meet demand for this type of vessel, the Company has upgraded the Polar Search with the latest technology Syntron recording system. Configured with up to four streamers and two energy sources, the vessel can simultaneously record up to eight seismic lines, comparable to the majority of its competitors' vessels. The Company has also developed its multiBOAT technology as a cost effective alternative to the large multi-element vessels. The multiBOAT technology utilizes up to three smaller vessels working together to simultaneously acquire multiple lines of data. This technology is particularly effective in obstructed areas which place a premium on maneuverability and versatility. The Company currently operates a total of six vessels: three vessels working in multiBOAT mode in the Gulf of Mexico, the Polar Search in the North Sea and two 2D vessels in the Far East market.

A third trend is the proliferation of multi-client surveys both offshore and onshore, brought about primarily by modifications in oil and gas company spending strategy. In response to this demand, the Company began to selectively add data to its library, primarily in the Gulf of Mexico and the North Sea. Recent surveys have had significant initial funding by clients which has reduced the Company's "up front" cash requirement for these surveys. Beginning in fiscal 1993, 182,000 line miles of data have been added to the Company's library at a cost of $48 million. Sales of library data increased from $11.7 million in 1994 to $20.4 million in 1995 and totaled $5.6 million in the first quarter of fiscal 1996, a 108% increase from the first quarter of the prior year. Data sales are expected to provide above average returns for several years in the future.

At October 31, 1995, the Company's backlog of commitments for services totaled $73.3 million compared with $86.6 million at the end of fiscal 1995. The majority of the reduction in backlog related to South American land operations where contracts are typically awarded in January of each year. At October 31, 1995, 40% of the backlog related to marine acquisition, 32% to land acquisition and 28% to data processing.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1996, the Company's stockholders' equity increased to $63.6 million, an increase of $4.7 million during the quarter. Primarily relating to additional borrowings under the Company's Revolving Credit Agreement, total debt increased during the quarter to $37.4 million from $36.2 at July 31, 1995. Tangible net worth (stockholders' equity less goodwill and intangible assets) at October 31, 1995 increased to $60.6 million, compared with $48.9 million at the end of fiscal 1994, as a result of the sale of the Company's joint venture interests in the FSU and the resale of the common stock received in the sale as discussed below and net earnings from operations.

The Company requires significant amounts of working capital to support its operations and its capital expenditure and research and development programs. The Company's foreign operations, which accounted for 54% of fiscal 1995 revenues and 58% of revenues in the first quarter of fiscal 1996, require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, the Company has increased its participation in non-exclusive data surveys and has significantly expanded its library of proprietary data. Because of the lead time between survey execution and sale, non-exclusive surveys generally require greater amounts of working capital than contract work. During the past six months, this problem was exacerbated as, for budgeting purposes, several clients have deferred payments on data library purchases totaling in excess of $5.0 million until January and February 1996. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

In recent years, the Company has updated and increased its data processing capabilities, invested significant capital to outfit a new seismic vessel and has, more recently, allocated significant resources to its land and transition zone activities. Beginning in fiscal 1993, the Company committed a total of $75.1 million for new capital equipment and invested approximately $12.6 million in its research and development efforts. During 1996, the Company expects to spend approximately $18.0 million for capital expenditures and approximately $2.7 million for research and development activities. The majority of capital spending in 1996 will be to upgrade and expand the Company's land and marine data acquisition capabilities. Assuming customer demand remains strong and financing for a significant portion of the equipment cost is available, the Company expects to upgrade its two swamp/marsh/transition zone crews dedicated to the U.S. Gulf Coast marketplace with advanced technology high channel 3D equipment and to further upgrade the two crews operating in Argentina. As previously mentioned, the first of the two upgraded transition zone crews will begin operations in the second quarter. The remainder of the capital expenditures during 1996 will be to complete the relocation of the Company's data processing center in England, for various vessel upgrades and additional data processing equipment. In fiscal 1996, the Company also expects to invest approximately $8.0 million, net of third party funding, in its data library.

The Company's internal sources of liquidity are cash balances ($3.5 million at October 31, 1995) and cash flow from operations. External sources include the sale of common stock, the unutilized portion of its working capital facility described below (approximately $1.5 million on December 11, 1995), equipment purchase obligations, vendor financing and trade credit. To provide additional working capital, in April 1994, the Company obtained a three-year, $15.0 million revolving credit facility from a commercial finance company. The facility was subsequently increased to $17.0 million in 1995 and provides for borrowings of up to 80% of the majority of the Company's domestic and foreign receivables at an interest rate of 3% over the prime rate, secured by most of the Company's world-wide assets.

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

Resulting from the assessment of the profit potential of each of the Company's business segments conducted in conjunction with the restructuring program, on June 6, 1995, the Company sold its interests in several joint venture companies which had been formed to pursue geophysical service contracts in the former Soviet Union ("FSU"). The Company believes that attractive opportunities will eventually be developed in the FSU. However, the political and economic risk associated with operations in the FSU, coupled with the significant investment required to establish and maintain operations there, were not justified by the near-term profit potential of that marketplace. In return for its joint venture interests, the Company received $9.0 million of cash and the return of the 1,708,497 shares of Digicon common stock issued in acquiring such interests. The Company also is entitled to a royalty of up to $1.5 million based upon future sales of speculative data currently being acquired in the Caspian Sea.

In June 1995, 850,000 shares and in September 1995, the remaining 858,497 shares of the 1,708,497 shares returned in the sale of the FSU joint ventures were sold to institutional investors at a price of $4.6875 per share. Net proceeds of these sales totaled $8.0 million, of which approximately $4.0 million was received in each of the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, and were utilized to increase the Company's liquidity and to reduce outstanding indebtedness.

For financial reporting purposes, the Company has previously accrued income taxes in respect of its marine data collection operations in Mexico during fiscal 1992 and 1993 based on the amount of income taxes withheld by its client, the state owned oil company. The Company believes that the income taxes withheld (which total approximately $2.6 million) far exceed the taxes, if any, which are due by the Company in respect of its operations in Mexico.
On August 21, 1992, the Company filed suit to recover all income taxes withheld, and on June 3, 1993, the Company was notified that the tax court in Mexico had issued a ruling which appeared to support the claim for recovery. Both the Mexican tax authorities and the Company sought clarification of the ruling from the appellate court in Mexico, and based on the appellate court's ruling in November 1993, it appears that the Company's position has again been supported. The Mexican tax authorities then raised additional objections which resulted in the Company filing another suit in the tax court in Mexico in April 1995. As of December 14, 1995 the Company has not received a ruling regarding this suit. Although the court rulings have been favorable, there is no assurance that the Company will recover any significant portion of the withheld taxes or, if such recovery is made, as to the timing of receipt. The Company intends to continue to seek recovery of the withheld taxes but does not presently intend to reflect any anticipated refunds thereof as a reduction in income taxes until such time, if ever, that the excess amounts withheld are received.

The Company believes that as a result of the cash generating and expenditure reducing transactions concluded in the past two years, including the expanded revolving credit agreement, the restructuring and expense reduction program, the sale of assets and transfer of certain research functions to Syntron, the disposition of the Company's investment in the FSU joint ventures, the sales of common stock, and other asset dispositions, it has strengthened its working capital position. Absent a substantial deterioration in the Company's markets, the Company believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. However, if additional working capital were to become necessary as a result of deterioration in demand for or pricing of the Company's services, and if additional financing were not available, the Company's operating results and financial condition could be adversely affected.

RESULTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 1995

During the first quarter of fiscal 1996, the Company reported net income of $752,000 ($.07 per share), a 24% increase over the prior year's first quarter net income of $607,000 ($.06 per share). Revenues increased 19%, from $32,000,000 to $38,178,000. The improved operating results were attributable mainly to expanded land and data processing operations and increased sales of proprietary data. Margins of 20.3% in the current quarter declined slightly from the prior year's quarter.

Land revenues of $14,120,000 increased 50% over the prior year and both North American and South American operations were profitable. During the current quarter, two of the North American crews performed 3D and transition zone (water, marsh and swamp) surveys which generally provide higher revenues and profit margins. The Company's third North American crew is currently shooting a partially funded proprietary data survey which is providing revenues consistent with the prior year but lower operating profits. Increased rates and production recognized by the Company's large 3D crew operating in Argentina resulted in increased revenues and operating profits in South America. One South American crew has been deactivated and the remaining crews have been combined for their current surveys, and, as a result, revenues and margins are expected to decrease in this region during the second quarter of fiscal 1996.

Proprietary data sales of $5,601,000 increased 108% compared to the prior year's quarter and profits generated by such sales increased significantly.
The Company has been steadily adding to its proprietary data library over the last three years. Proprietary data sales generally provide better profit margins since the non-exclusive data can be sold to multiple customers. Proprietary data sales accounted for 15% of total revenues during the current quarter compared with 8% during last year's quarter and the Company anticipates that proprietary data sales will continue to contribute significantly to the Company's revenues and net income in the future. A new survey is planned in the third quarter of 1996 in the North Sea and additional surveys are being considered in the Gulf of Mexico.

The Company's data processing revenues of $9,320,000 increased 5% over last year's first quarter and margins increased during the period. The award of a new contract at the Assen, Holland center in the second quarter of fiscal 1995, an increase in capacity at the Houston and Singapore centers, and the improved Far East market resulted in higher revenues and operating profits. The reduction of overhead in the Company's Indonesian center as part of its planned closure reduced that center's losses during the current quarter. Although the closure of the Company's Bogota and Oklahoma City centers reduced revenues during the current quarter, it had little impact on operating results. Processing prices in the European market remained depressed and revenues and margins in that area declined.

Marine operating results declined during the first quarter. Revenues of $9,137,000 decreased 16% compared to the prior year's quarter and marine earnings also declined. Significantly impacting the current quarter's results were production shortfalls from three vessels working on a multi-client survey in the Gulf of Mexico, the result of the worst hurricane season in many years. Approximately 93 vessel days of production were lost due to the adverse weather conditions. Production on this survey was also adversely impacted by delays in the start-up of a new vessel which was rigged for Gulf of Mexico multi-client operations. Far East operations remained strong, although margins declined somewhat from the prior year's results. Two vessels operated in the region during most of the quarter acquiring 2D data. In September 1995, a vessel was mobilized to the North Sea where it began a large survey for a client. The survey is expected to be completed in January 1996, after which the vessel is expected to perform a multi-client survey planned to last through the remainder of the fiscal year.

Deprecation expense increased by approximately 7% due to equipment purchases which include seismic equipment for the South American land crews, the conversion of one of the Company's vessels to a new Syntrak recording system and four new computers in the Houston, Singapore and UK centers. Financing for these purchases and an increase in the average rates resulted in higher interest expense during the current year quarter. The Company sold its interests in the FSU joint ventures as previously discussed, thereby eliminating amortization expense for intangibles and equity losses in the current quarter. Selling, general and administrative expenses increased by 13% primarily due to costs incurred in implementing a new administrative data processing system.

Other costs and expenses for the current quarter consist primarily of net losses on damaged cables. Other costs and expenses for the prior year quarter consist primarily of a gain on the sale of a seismic vessel derigged in April 1994. Provision for income taxes in the current year's quarter relate primarily to operations in South America and Malaysia. Provision for income taxes in the prior year quarter relate primarily to operations in South America and a tax assessment in Jakarta.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

As of December 14, 1995, the Company was not a party to, nor was its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.


Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits filed with this report:

       11) Computation of income per common and common equivalent share for the three months ended October 31, 1995 and 1994.

b)     Reports on Form 8-K

       1) There were no reports filed on Form 8-K during the quarter ended October 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                  DIGICON INC.
                                            ----------------------------------------------------
                                                                  (Registrant)





 Date:     December 14, 1995                By:                  Stephen J. Ludlow
                                            ----------------------------------------------------
                                                                Stephen J. Ludlow
                                                                  (President)




 Date:     December 14, 1995                By:                Richard W. McNairy
                                            ----------------------------------------------------
                                                               Richard W. McNairy
                                                          (Principal Financial Officer)


                               INDEX TO EXHIBITS



Exhibit
  No.                           Description
-------                         -----------
 11             Computation of income per common and common equivalent share for the three months ended October 31, 1995 and 1994.

 27             Financial Data Schedule