Form 10-Q
period 1995-12-31
DIGICON INC
filed 1996-03-15
CIK 28866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q
(Mark One)
 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

                                     OR

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                        Commission file number 1-7427

                                DIGICON INC.
           (Exact name of registrant as specified in its charter)


            DELAWARE                                              76-0343152
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3701 KIRBY DRIVE, SUITE #112, HOUSTON, TEXAS                         77098
   Address of principal executive offices)                         (Zip Code)

                                (713) 526-5611
             (Registrant's telephone number, including area code)

                                  NO CHANGES
             (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X   No
                                                    -----    -----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes    X   No
                                -----    -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    OUTSTANDING AT MARCH 14, 1996
Common Stock, $.01 par value                                    11,123,422

================================================================================

--------------------------------------------------------------------------------
                        DIGICON INC. AND SUBSIDIARIES

                                    INDEX

                                                                               Page
                                                                              Number
                                                                              ------

PART  I.     Financial Information

             Item 1.  Financial Statements

             Consolidated Balance Sheets -
               January 31, 1996 and July 31, 1995                                1

             Consolidated Statements of Operations -
               For the Three and Six Months Ended January 31, 1996 and 1995      3

             Consolidated Statements of Cash Flows -
               For the Six Months Ended January 31, 1996 and 1995                4

             Notes to Consolidated Financial Statements                          7

             Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results of Operations        10


PART  II.    Other Information

             Item 1.  Legal Proceedings                                         15

             Item 4.  Submission of Matters to a Vote of Security Holders       15

             Item 5.  Other                                                     16

             Item 6.  Exhibits and Reports on Form 8-K                          16

--------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                        DIGICON INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                January 31,         July 31,
                                                                                   1996               1995
                                                                                -----------       ------------
 ASSETS                                                                           (In thousands of dollars)
 Current assets:
    Cash                                                                        $     3,907       $      4,209
    Restricted cash investments                                                         332                670
    Accounts and notes receivable (net of allowance for
        doubtful accounts:  January, $595; July, $703)                               42,130             40,662
    Materials and supplies inventory (net of reserves:
        January, $66; July, $66)                                                      1,388              1,335
    Prepayments and other                                                             5,714              6,619
                                                                                -----------       ------------

           Total current assets                                                      53,471             53,495

 Property and equipment:
     Seismic equipment                                                               57,855             53,615
     Data processing equipment                                                       23,737             26,703
     Leasehold improvements and other                                                30,694             29,394
                                                                                -----------       ------------

           Total                                                                    112,286            109,712
           Less accumulated depreciation                                             63,390             60,874
                                                                                -----------       ------------

           Property and equipment - net                                              48,896             48,838

 Proprietary seismic data                                                            24,859             28,444

 Goodwill (net of accumulated amortization:
     January, $1,379; July, $1,168)                                                   2,866              3,077

 Other assets                                                                         1,304              1,216
                                                                                -----------       ------------
               Total                                                            $   131,396       $    135,070
                                                                                ===========       ============

____________

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                                                                                (Unaudited)
                                                                                January 31,          July 31,
                                                                                    1996               1995
                                                                                -----------        ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                                              (In thousands of dollars)
 Current liabilities:
   Current maturities of long-term debt                                         $     9,479        $     10,915
   Accounts payable - trade                                                          15,112              18,875
   Accrued interest                                                                     422                 409
   Other accrued liabilities                                                         12,767              14,869
   Income taxes payable                                                               1,411               1,097
                                                                                -----------        ------------

           Total current liabilities                                                 39,191              46,165

 Non-current liabilities:
   Long-term debt-less current maturities                                            22,510              25,243
   Deferred credits                                                                   3,669               3,675
   Other non-current liabilities                                                      1,343               1,105
                                                                                -----------        ------------

           Total non-current liabilities                                             27,522              30,023

 Stockholders' equity:
   Common stock, $.01 par value; authorized:
      20,000,000 shares; issued: 11,123,422 shares and
      11,134,939 shares at January and July, respectively                               111                 111

   Additional paid-in capital                                                        71,095              71,895

   Accumulated deficit from August 1, 1991                                           (6,523)             (8,352)

   Less: Treasury stock, at cost; 858,497 shares                                                         (4,772)
                                                                                -----------        ------------

            Total stockholders' equity                                               64,683              58,882
                                                                                -----------        ------------

                   Total                                                        $   131,396        $    135,070
                                                                                ===========        ============

____________

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (In thousands, except per share amounts)


                                                       Three Months Ended                 Six Months Ended
                                                           January 31,                       January 31,
                                                   --------------------------        --------------------------
                                                      1996             1995            1996              1995
                                                   ---------        ---------        ---------        ---------
 Revenues                                          $  40,068        $  30,266        $  78,246        $  62,266

 Costs and expenses:
     Operating expenses                               33,247           22,701           63,680           47,709
     Depreciation and amortization                     3,899            3,453            7,522            6,846
     Selling, general and administrative               1,276            1,058            2,527            2,164
     Interest                                          1,343            1,331            2,625            2,501
     Equity in loss of 50% or less-
      owned companies and joint ventures                   5              279                5              640
     Other                                               (48)             298               63              (74)
                                                   ---------        ---------        ---------        ---------

           Total costs and expenses                   39,722           29,120           76,422           59,786
                                                   ---------        ---------        ---------        ---------

 Income before provision for
    (benefit from) income taxes                          346            1,146            1,824            2,480

 Provision for (benefit from)
    income taxes                                        (731)             317               (5)           1,044
                                                   ---------        ---------        ---------        ---------

 Net income                                        $   1,077        $     829        $   1,829        $   1,436
                                                   =========        =========        =========        =========

 Per share of common stock:

 Income per share of common stock                  $     .10        $     .07        $     .17        $     .13
                                                   =========        =========        =========        =========

 Weighted average shares (includes
    common stock only)                                11,123           11,135           10,848           11,046
                                                   =========        =========        =========        =========

 Cash dividends                                         None             None             None             None
                                                   =========        =========        =========        =========

____________

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                        DIGICON INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED

                                                                                  Six Months Ended January 31,
                                                                                  ----------------------------
                                                                                      1996             1995
                                                                                  ------------     -----------
                                                                                    (In thousands of dollars)
 Operating activities:
   Net income                                                                       $  1,829         $  1,436
   Non-cash items included in net income:
      Depreciation and amortization                                                    7,522            6,846
      Amortization of deferred gain on sale/leaseback                                    (90)            (496)
      (Gain) loss on disposition of property and equipment                                52              (87)
      Equity in loss of 50% or less-owned
         companies and joint ventures                                                      5              640
      Write-down of proprietary seismic data to market                                   198              198
      Restructuring accrual                                                                              (537)
      Amortization of warrants issued with short-term
         related party loans                                                                               27
   Change in operating assets/liabilities:
      Accounts and notes receivable                                                   (1,468)          (2,678)
      Accounts and notes receivable from FSU joint venture                                                 59
      Materials and supplies inventory                                                   (53)              93
      Prepayments and other                                                              905           (2,296)
      Proprietary seismic data                                                         3,387           (6,540)
      Other                                                                             (118)             207
      Accounts payable - trade                                                        (3,584)          (5,403)
      Accrued interest                                                                    13              131
      Other accrued liabilities                                                       (2,012)           2,787
      Income taxes payable                                                               314              193
      Deferred credits                                                                    (6)            (415)
      Other non-current liabilities                                                      238               83
                                                                                    --------         --------
           Total cash provided (used) by operating activities                          7,132           (5,752)

 Financing activities:
   Borrowings of short-term related party debt                                                             30
   Payments of short-term related party debt                                                           (1,052)
   Payments of long-term debt                                                         (4,889)          (2,505)
   Net borrowings (payments) under credit agreements                                  (2,068)           2,534
   Net proceeds from sale of common stock                                                                 (39)
   Net proceeds from sale of treasury stock                                            3,972
                                                                                    --------         --------
           Total cash used by financing activities                                    (2,985)          (1,032)

____________

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                        DIGICON INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (CONTINUED) UNAUDITED


                                                                                  Six Months Ended January 31,
                                                                                  ----------------------------
                                                                                     1996             1995
                                                                                  -----------      -----------
                                                                                    (In thousands of dollars)
 Investing activities:
   Purchase of property and equipment                                              $  (5,185)       $  (1,757)
   Sale of property and equipment                                                        370            1,095
   (Increase) decrease in restricted cash investments                                    338             (432)
   Increase in investment in FSU joint ventures                                                          (807)
   Sale to Syntron, Inc.:
     Inventories and technologies                                                                       1,630
     Property and equipment                                                                             1,370
                                                                                   ---------        ---------

       Total cash provided (used) by investing activities                             (4,477)           1,099

 Currency loss on foreign cash                                                            28               39
                                                                                   ---------        ---------

 Change in cash and cash equivalents                                                    (302)          (5,646)

 Beginning cash and cash equivalents balance                                           4,209            8,365
                                                                                   ---------        ---------

 Ending cash and cash equivalents balance                                          $   3,907        $   2,719
                                                                                   =========        =========

____________

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                        DIGICON INC. AND SUBSIDIARIES
              SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS
                           OF CASH FLOWS UNAUDITED

                                                                                  Six Months Ended January 31,
                                                                                  ----------------------------
                                                                                     1996             1995
                                                                                  ----------       -----------
                                                                                   (In thousands of dollars)
 Schedule of non-cash investing and financing activities:

 Increase (decrease) in property and equipment for:
   Equipment purchase obligations                                                  $   2,788       $      843
   Accounts payable - trade                                                             (179)             257

 Increase (decrease) in investment in FSU joint venture for:
   Common stock                                                                                         2,309
   Accounts and note receivable from FSU joint venture                                                   (409)
   Other accrued liabilities                                                                              841
   Long-term debt                                                                                         245

 Sale of inventories, property and equipment, and technologies to Syntron, Inc. resulting in an increase (decrease) in:
   Accounts and notes receivable - deferred credits                                                     3,255
   Materials and supplies inventory                                                                    (2,034)
   Other assets - deferred credits receivable                                                             857
   Accounts payable - trade                                                                               957
   Other accrued liabilities - deferred gain                                                            1,011
   Other non-current liabilities - deferred gain                                                          110

 Supplemental disclosures of cash flow information:

 Cash paid during the six months ended for:
    Interest -
      Revolving credit agreements                                                      1,036              930
      Secured term loan                                                                  242              312
      Equipment purchase obligations                                                     901              560
      Other                                                                              443              534
    Income taxes                                                                         436              826

--------------------------------------------------------------------------------

                         DIGICON INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPINION OF MANAGEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Digicon Inc. and subsidiaries at January 31, 1996, and the results of its operations and its cash flows for the three and six months ended January 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year, as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

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

--------------------------------------------------------------------------------

2.    LONG-TERM DEBT

      The Company's long-term debt is as follows:

                                                                      January 31,        July 31,
                                                                         1996              1995
                                                                      -----------       ---------
                                                                     (In thousands of dollars)
      Revolving credit agreement due April 1997, at prime plus
         3% ( 11.50% at January 31, 1996)                              $  12,937        $ 14,123
      Secured term loan due June 1997, at 10.75%                           4,500           4,500
      Secured Indonesian Rupiah revolving credit agreement
         due September 1995, at 19%                                                          894
      Equipment purchase obligations maturing through
         February 1999, at an average rate of 11.11%
         at January 31, 1996                                              14,552          16,641
                                                                       ---------        --------

                Total                                                     31,989          36,158

      Less current maturities                                              9,479          10,915
                                                                       ---------        --------

                Due after one year                                     $  22,510        $ 25,243
                                                                       =========        ========


      The revolving credit agreement is with a finance company and provides a revolving credit facility of up to $17,000,000 (increased from $15,000,000 in April 1995) through April 11, 1997. Advances under the agreement are limited by a borrowing formula and are collateralized by a majority of the assets of the Company. The agreement limits, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness, prohibits paying dividends and requires the Company to maintain certain financial ratios. The agreement also provides for the deposit of collections of certain of the Company's accounts receivable into cash collateral accounts and for the repayment of outstanding advances and monthly interest with such proceeds. Amounts applied against outstanding advances are available for reborrowing upon presentation of evidence of adequate borrowing base coverage. At January 31, 1996, approximately $3,500,000 was available for borrowing under this agreement.

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

--------------------------------------------------------------------------------

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

4.    OTHER COSTS AND EXPENSES

      Other costs and expenses consist of the following:

                                             Three Months Ended       Six Months Ended
                                                 January 31,             January 31,
                                             ------------------      -------------------
                                              1996        1995        1996        1995
                                             -------     ------      ------      -------
                                                     (In thousands of dollars)
      Net foreign currency exchange
         loss                                $    57     $   84      $   55      $    91
      Net (gain) loss on disposition of
         property and equipment                  (85)       262          52          (87)
      Interest income                            (20)       (48)        (44)         (85)
      Other                                                                            7
                                             -------     ------      ------      -------

                Total                        $   (48)    $  298      $   63      $   (74)
                                             =======     ======      ======      =======

5.    COMMON STOCK AND WARRANTS

      In January 1996, the Company cancelled 11,517 shares of common stock and 22,473 warrants previously held by an escrow agent for issuance in conjunction with the cancellation in 1991 of a previous issue of common and preferred stock and certain other liabilities.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended January 31, 1996 compared with Three Months Ended January 31, 1995

Revenues. For the three month period ended January 31, 1996, total revenues increased 32% from $30.3 million to $40.1 million. Land revenues decreased 23% from $9.1 million to $7.0 million, primarily due to downtime during a domestic crew's conversion to an Input/Output System Two - Remote Seismic Recorder system and permitting delays for another crew. These decreases were partially offset by a domestic crew operating on higher revenue producing 3D and transition zone surveys and the addition of a South American crew. Marine revenues increased 60% from $7.6 million to $12.2 million, primarily due to the addition of a new vessel and the reassignment of two vessels to contract work. This increase was partially offset by a decline in revenues from the Company's other vessels due to weather delays and lower prices in the Far East. Data processing revenues increased 8% from $8.7 million to $9.3 million, due to improved contract terms at the Assen, Holland center, increased capacity at the Houston and Singapore centers and the improved Far East market. These increases were partially offset by the closing of the Company's Bogota, Colombia and Oklahoma City centers and depressed European data processing prices. Proprietary seismic data revenues increased 139% from $4.8 million to $11.5 million, resulting from an expansion of the Company's data library. This expansion has been in response to modifications in oil and gas companies' spending strategies.

Operating Expenses. Cost of services for the period increased 46% from $22.7 million to $33.2 million, and, as a percentage of total revenues, cost of services increased from 75% to 83%. The increase as a percentage of total revenues resulted from a weakness in marine acquisition margins, lower profitability on the mix of proprietary data sales and $929,000 in Argentina social security taxes retroactively applied to compensation of employees converted from a temporary to permanent classification.

Depreciation and Amortization. Depreciation and amortization expense increased 13% from $3.5 million to $3.9 million, due to equipment purchases for South American land crews, two of the Company's vessels and the Houston, Singapore and London data processing centers.

Selling, General and Administrative. Selling, general and administrative expenses increased 21% from $1.1 million to $1.3 million, resulting primarily from additional costs incurred in implementing a new administrative data processing system.

Interest. Interest expense increased from $1,331,000 to $1,343,000. Although total debt and overall borrowing costs increased during the current quarter, the prior year quarter included interest related to the deferral of payments on certain trade accounts payable balances.

Equity in Loss. The FSU joint ventures were sold in June 1995, therefore equity losses declined from $279,000 to $5,000.

Other. Other expenses (income) decreased from an expense of $298,000 to income of $48,000 resulting primarily from losses on damaged cables in the prior year's quarter.

--------------------------------------------------------------------------------

Income Taxes. Provision for (benefit from) income taxes decreased from an expense of $317,000 to a benefit of $731,000. The benefit relates primarily to taxable losses in South America generated by deductions for the Argentina social security taxes and compensation previously discussed. The prior year's provision related primarily to taxable income in Malaysia.

Six Months Ended January 31, 1996 compared with Six Months Ended January 31,
1995

Revenues. For the six month period ended January 31, 1996, total revenues increased 26% from $62.3 million to $78.2 million. Land revenues increased 14% from $18.5 million to $21.1 million, primarily from two of the Company's North American crews operating on higher revenue producing 3D and transition zone surveys and increased rates and production on Argentina land surveys. These increases were partially offset by downtime during a domestic crew's conversion to an Input/Output System Two - RSR system and permitting delays for another crew. Marine revenues increased 15% from $18.5 million to $21.3 million, primarily resulting from the addition of a new vessel and the reassignment of two vessels to contract work. This increase was partially offset by a decline in revenues from the Company's other vessels due to weather delays, lower prices in the Far East and the start-up of the new vessel which is working in tandem with two other vessels. Data processing revenues increased 7% from $17.5 million to $18.7 million, due to improved contract terms at the Assen, Holland center, increased capacity at the Houston and Singapore centers and the improved Far East market. These increases were partially offset by the closing of the Company's Bogota, Colombia and Oklahoma City centers and depressed European data processing prices. Proprietary seismic data revenues increased 128% from $7.5 million to $17.1 million, resulting from an expansion of the Company's library. This expansion has been in response to modifications in oil and gas companies' spending strategies.

Operating Expenses. Cost of services for the period increased 33% from $47.7 million to $63.7 million, and, as a percentage of total revenues, cost of services increased from 77% to 81%. The increase as a percentage of total revenues resulted from a weakness in marine acquisition margins, lower profitability on the mix of proprietary data sales and $929,000 in Argentina social security taxes retroactively applied to compensation of employees converted from a temporary to permanent employment classification.

Depreciation and Amortization. Depreciation and amortization expense increased 10% from $6.8 million to $7.5 million, due to equipment purchases for South American land crews, two of the Company's vessels and the Houston, Singapore and London data processing centers.

Selling, General and Administrative. Selling, general and administrative expenses increased 17% from $2.2 million to $2.5 million, resulting primarily from additional costs incurred in implementing a new administrative data processing system.

Interest. Interest expense increased 5%, from $2.5 million to $2.6 million, resulting from additional financing for equipment purchases and an increase in overall borrowing costs.

--------------------------------------------------------------------------------

Equity in Loss. The FSU joint ventures were sold in June 1995, therefore equity losses declined from $640,000 to $5,000.

Other. Other expenses (income) increased from income of $74,000 to an expense of $63,000. The current year includes losses on damaged cables and the prior year includes a gain on the sale of a seismic vessel partially offset by losses on damaged cables.

Income Taxes. Provision for (benefit from) income taxes decreased from an expense of $1.0 million to a benefit of $5,000. In the current year, provision for income taxes from taxable income in Malaysia was offset by an $876,000 tax benefit resulting from taxable losses in South America generated by deductions for the Argentina social security taxes and compensation previously discussed. Provision for income taxes in the prior year related primarily to taxable income in Malaysia and South America and a tax assessment in Jakarta.

--------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's internal sources of liquidity are cash balances ($3.9 million at January 31, 1996) and cash flow from operations ($7.1 million for the six months ended January 31, 1996). External sources include proceeds from the sale of common stock, the unutilized portion of the working capital facility described below (approximately $7.5 million at March 14, 1996), equipment financing and trade credit. To provide additional working capital, the Company maintains a $17.0 million revolving credit facility with a commercial finance company which provides for borrowings of up to 80% of the majority of the Company's domestic and foreign receivables at an interest rate of 3% over a prime rate, secured by most of the Company's world-wide assets. On February 16, 1996, the Company filed a registration statement relating to a public offering of up to 4,055,000 shares of common stock. As of the date of this Form 10-Q report, the registration statement has not yet become effective. See
Part II. Other Information, Item 5.  Other.

At January 31, 1996, the Company's backlog of commitments for services totaled $82.5 million of which 34% relates to land acquisition, 37% relates to marine acquisition and 29% relates to data processing. The Company expects to complete 76% of these commitments during fiscal 1996.

The Company requires significant amounts of working capital to support its operations and to fund its capital spending and research and development programs. The Company's foreign operations, which accounted for 54% of fiscal 1995 revenues and 56% of revenues in the first half of fiscal 1996, require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, the Company has increased its participation in non-exclusive data surveys and has significantly expanded its library of proprietary data. Because of the lead time between survey execution and sale, non-exclusive surveys generally require greater amounts of working capital than contract work. During the past six months, this problem was exacerbated as, for budgeting purposes, several clients deferred payments on data library purchases totaling in excess of $5.0 million until January and February 1996, at which time substantially all of such receivables were collected. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

In recent years, the Company has updated and increased its data processing capabilities, invested significant capital to outfit a new seismic vessel and has, more recently, allocated significant resources to its land and transition zone activities. Since July 31, 1992, the Company has committed approximately $77.6 million for new capital equipment and invested approximately $13.2 million in its research and development efforts.

During fiscal 1996, the Company expects to spend approximately $13.7 million for capital expenditures and $2.7 million for research and development activities. In addition, $6.2 million of equipment was purchased by a commercial finance company and leased to the Company under an operating lease entered into in December 1995. The majority of capital spending in 1996 will be to upgrade and expand the Company's land and marine data acquisition capabilities.

--------------------------------------------------------------------------------

The utilization of net operating loss carryforwards ("NOLs") is subject to certain limitations. Additionally, when such NOLs are utilized, the benefit will be recognized as an addition to paid-in capital and will not be reflected in the consolidated statements of operations.

The Company believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. If additional working capital were to become necessary as a result of deterioration in demand for or pricing of the Company's services, and if additional financing were not available, the Company's operating results and financial condition could be adversely affected.

--------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

As of March 14, 1996, the Company was not a party to, nor was its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on December 19, 1995. Common stockholders of record on October 31, 1995 were entitled to vote. The following matters were voted on by the Company's stockholders at the meeting:

1. Each of the eight directors nominated for the board of directors was elected by the stockholders as follows:

                                                  FOR                 WITHHOLD
                                                ---------             --------
         George F. Baker                        6,598,055              398,511
         James B. Clement                       6,598,055              398,445
         Clayton P. Cormier                     6,598,055              407,345
         Steven J. Gilbert                      6,598,055              407,611
         Stephen J. Ludlow                      6,598,022              399,078
         Edward R. Prince                       6,582,823              424,000
         Douglas B. Thompson                    6,598,022              399,244
         Jack C. Threet                         6,598,055              408,768

2. The stockholders approved an amendment to the 1992 Employee Nonqualified Stock Option Plan whereby 1) the number of shares which may be issued or covered by options pursuant to the Plan was increased by 500,000 shares from 658,333 shares to 1,158,333 shares and 2) the exercisability of all outstanding options may be accelerated in the event of a change in control of the Company (as defined).

         Stockholders holding 6,427,306 shares voted to affirm the matter; 542,338 negative votes were cast and 26,756 votes abstained.

--------------------------------------------------------------------------------

Item 5.  Other

The Company is engaged in highly preliminary, exploratory discussions with a smaller oilfield service company, which if successful, would result in a substantial increase in the revenues of a combined enterprise. There is no assurance that any transaction will result from these discussions; however, until such time as discussions are concluded, the Company is deferring its previously announced common stock offering.

Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits filed with this report:

   10-A) First and Second Amendments dated April 11, 1994 and August 31, 1994, respectively, to the Warrant Agreement dated June 29, 1992, between Digicon Inc. and Hanseatic Corporation, as Agent.

   10-B)        Warrant dated January 30, 1995, certifying Soros Capital L.P.
                as the holder of 43,200 warrants to purchase shares of Digicon Inc. Common Stock.

   10-C) Warrant dated January 30, 1995, certifying Jupiter Management Co., Inc. as the holder of 42,000 warrants to purchase shares of Digicon Inc. Common Stock.

   10-D) Warrant dated January 30, 1995, certifying CCF Jupiter L.P. as the holder of 34,800 warrants to purchase shares of Digicon Inc. Common Stock.

     11) Computation of income per common and common equivalent share for the three and six months ended January 31, 1996 and 1995.

b)     Reports on Form 8-K

       1) There were no reports filed on Form 8-K during the quarter ended January 31, 1996.

--------------------------------------------------------------------------------

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       DIGICON INC.
                                     -------------------------------------------
                                                       (Registrant)





 Date:     March 14, 1996            By:         \s\ Stephen J. Ludlow
         ------------------          -------------------------------------------
                                                    Stephen J. Ludlow
                                         (President and Chief Executive Officer)



 Date:     March 14, 1996                         \s\ Richard W. McNairy
         ------------------          -------------------------------------------
                                                    Richard W. McNairy
                                              (Principal Financial Officer)

                                  EXHIBIT  INDEX



   10-A) First and Second Amendments dated April 11, 1994 and August 31, 1994, respectively, to the Warrant Agreement dated June 29, 1992, between Digicon Inc. and Hanseatic Corporation, as Agent.

   10-B)        Warrant dated January 30, 1995, certifying Soros Capital L.P.
                as the holder of 43,200 warrants to purchase shares of Digicon Inc. Common Stock.

   10-C) Warrant dated January 30, 1995, certifying Jupiter Management Co., Inc. as the holder of 42,000 warrants to purchase shares of Digicon Inc. Common Stock.

   10-D) Warrant dated January 30, 1995, certifying CCF Jupiter L.P. as the holder of 34,800 warrants to purchase shares of Digicon Inc. Common Stock.

     11) Computation of income per common and common equivalent share for the three and six months ended January 31, 1996 and 1995.

     27)        Financial Data Schedule