Form 10-Q
period 1996-04-30
DIGICON INC
filed 1996-06-14
CIK 28866

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -------------------------


                                   FORM 10-Q
(Mark One)

 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED April 30, 1996

                                       OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                             -------------    ---------------

                         Commission file number 1-7427

                                  DIGICON INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          76-0343152
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

3701 KIRBY DRIVE, SUITE #112, HOUSTON, TEXAS                       77098
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
                           THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                Yes  X      No
                                                         ---        ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                       OUTSTANDING AT JUNE 12, 1996
Common Stock, $.01 par value                                   11,177,422

================================================================================

                         DIGICON INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                              Page
                                                                                                             Number
                                                                                                          -----------
PART I. Financial Information

         Item 1. Financial Statements

         Consolidated Balance Sheets -
          April 30, 1996 and July 31, 1995                                                                   1

         Consolidated Statements of Operations -
          For the Three and Nine Months Ended April 30, 1996 and 1995                                        3

         Consolidated Statements of Cash Flows -
          For the Nine Months Ended April 30, 1996 and 1995                                                  4

         Notes to Consolidated Financial Statements                                                          7

         Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                                                  12

PART II. Other Information

         Item 1. Legal Proceedings                                                                          17

         Item 6. Exhibits and Reports on Form 8-K                                                           17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         DIGICON INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                           April 30,         July 31,
                                                                             1996             1995
                                                                        --------------    -------------
                                                                           (In thousands of dollars)
ASSETS
Current assets:
 Cash                                                                  $      5,303      $     4,209
 Restricted cash investments                                                    339              670
 Accounts and notes receivable (net of allowance for
 doubtful accounts: April, $527; July, $703)                                 37,962           40,662
 Materials and supplies inventory (net of reserves:
 April, $66; July, $66)                                                       1,466            1,335
 Prepayments and other                                                        8,093            6,619
                                                                       ------------      -----------
     Total current assets                                                    53,163           53,495

Property and equipment:
 Seismic equipment                                                           58,424           53,615
 Data processing equipment                                                   23,189           26,703
 Leasehold improvements and other                                            28,081           29,394
                                                                       ------------      -----------
     Total                                                                  109,694          109,712
     Less accumulated depreciation                                           60,160           60,874
                                                                       ------------      -----------

     Property and equipment - net                                            49,534           48,838

Proprietary seismic data                                                     25,725           28,444

Goodwill (net of accumulated amortization:
 April, $1,483; July, $1,168)                                                 2,762            3,077

Other assets                                                                  1,212            1,216
                                                                       ------------      -----------
     Total                                                             $    132,396      $   135,070
                                                                       ============      ===========

- --------------------

See Notes to Consolidated Financial Statements.

                                                                        (Unaudited)
                                                                         April 30,          July 31,
                                                                           1996               1995
                                                                      ---------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     (In thousands of dollars)
Current liabilities:
  Current maturities of long-term debt                                $      20,005      $    10,915
  Accounts payable - trade                                                   16,454           18,875
  Accrued interest                                                              342              409
  Other accrued liabilities                                                  13,526           14,869
  Income taxes payable                                                        1,494            1,097
                                                                      -------------      -----------

       Total current liabilities                                             51,821           46,165

Non-current liabilities:
  Long-term debt-less current maturities                                      9,161           25,243
  Deferred credits                                                            3,669            3,675
  Other non-current liabilities                                               1,228            1,105
                                                                      -------------      -----------

       Total non-current liabilities                                         14,058           30,023

Stockholders' equity:
  Common stock, $.01 par value; authorized:
    20,000,000 shares; issued: 11,123,422 shares and
    11,134,939 shares at April and July, respectively                           111              111

  Additional paid-in capital                                                 71,065           71,895

  Accumulated deficit from August 1, 1991                                    (4,659)          (8,352)

  Less: Treasury stock, at cost; 858,497 shares                                               (4,772)
                                                                      -------------      -----------
     Total stockholders' equity                                              66,517           58,882
                                                                      -------------      -----------
       Total                                                          $     132,396      $   135,070
                                                                      =============      ===========

- --------------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (In thousands, except per share amounts)

                                           Three Months Ended               Nine Months Ended
                                                April 30,                       April 30,
                                       ---------------------------   ----------------------------
                                          1996             1995         1996             1995
                                       ----------       ----------   ----------       -----------
Revenues                               $   36,279      $  34,448    $  114,525       $    96,714

Costs and expenses:
 Operating expenses                        27,837         27,767        91,517            75,476
 Depreciation and amortization              4,015          3,469        11,537            10,315
 Selling, general and administrative        1,431          1,244         3,958             3,408
 Interest                                   1,052          1,343         3,677             3,844
 Equity in loss of 50% or less-
 owned companies and joint ventures            12            185            17               825
 Other - net                                  (97)           (69)          (34)             (143)
                                       ----------      ---------    ----------       -----------
    Total costs and expenses               34,250         33,939       110,672            93,725
                                       ----------      ---------    ----------       -----------
Income before provision for
 income taxes                               2,029            509         3,853             2,989

Provision for income taxes                    165             30           160             1,074
                                       ----------      ---------    ----------       -----------
Net income                             $    1,864      $     479    $    3,693       $     1,915
                                       ==========      =========    ==========       ===========
Per share of common stock:

Income per share of common stock       $      .17      $     .04    $      .34       $       .17
                                       ==========      =========    ==========       ===========
Weighted average shares (includes
 common stock only)                        11,123         11,135        10,939            11,075
                                       ==========      =========    ==========       ===========
Cash dividends                               None           None          None              None
                                       ==========      =========    ==========       ===========

- --------------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                  Nine Months Ended
                                                                       April 30,
                                                             ----------------------------
                                                                 1996             1995
                                                             ------------    ------------
                                                                (In thousands of dollars)
Operating activities:
  Net income                                                 $     3,693     $   1,915
  Non-cash items included in net income:
    Depreciation and amortization                                 11,537        10,315
    Amortization of deferred gain on sale/leaseback                 (103)         (753)
    (Gain) loss on disposition of property and equipment             158           (70)
    Equity in loss of 50% or less-owned
      companies and joint ventures                                    17           825
    Write-down of proprietary seismic data to market                 297           297
    Restructuring accrual                                                         (786)
    Amortization of warrants issued with short-term
      related party loans                                                           77
  Change in operating assets/liabilities:
    Accounts and notes receivable                                  1,834        (5,079)
    Accounts and notes receivable from FSU joint venture                            59
    Materials and supplies inventory                                (131)          139
    Prepayments and other                                         (1,474)       (1,979)
    Proprietary seismic data                                       2,422        (7,994)
    Other                                                             13           407
    Accounts payable - trade                                      (2,653)       (2,944)
    Accrued interest                                                 (67)          270
    Other accrued liabilities                                     (1,240)        1,929
    Income taxes payable                                             397          (352)
    Deferred credits                                                  (6)         (415)
    Other non-current liabilities                                    123            52
                                                             -----------     ---------
      Total cash provided (used) in operating activities          14,817        (4,087)

Financing activities:
  Borrowings of short-term related party debt                                       30
  Payments of short-term related party debt                                     (1,052)
  Payments of long-term debt                                      (8,082)       (4,000)
  Net borrowings (payments) under credit agreements               (4,439)        3,430
  Common stock issue costs                                           (30)          (72)
  Net proceeds from sale of treasury stock                         3,972
                                                             -----------     ---------
      Total cash used by financing activities                     (8,579)       (1,664)


- --------------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   UNAUDITED

                                                                  Nine Months Ended
                                                                      April 30,
                                                            -----------------------------
                                                                1996              1995
                                                            ------------     ------------
                                                              (In thousands of dollars)
Investing activities:
  Purchase of property and equipment                       $      (5,952)      $   (2,618)
  Sale of property and equipment                                     514            1,207
  (Increase) decrease in restricted cash investments                 331             (340)
  Increase in investment in FSU joint ventures                                     (1,673)
  Sale to Syntron, Inc.:
  Inventories and technologies                                                      1,630
  Property and equipment                                                            1,370
                                                           -------------       ----------
  Total cash used by investing activities                         (5,107)            (424)

Currency (gain) loss on foreign cash                                 (37)              53
                                                           -------------       ----------
Change in cash and cash equivalents                                1,094           (6,122)

Beginning cash and cash equivalents balance                        4,209            8,365
                                                           -------------       ----------
Ending cash and cash equivalents balance                   $       5,303       $    2,243
                                                           =============       ==========


- --------------------

See Notes to Consolidated Financial Statements.

                         DIGICON INC. AND SUBSIDIARIES
        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                 Nine Months Ended
                                                                                      April 30,
                                                                         --------------------------------
                                                                             1996                1995
                                                                         -------------       ------------
                                                                             (In thousands of dollars)
Schedule of non-cash investing and financing activities:

Increase in property and equipment for:
 Accounts and notes receivable - deferred credits utilized               $         866
 Equipment purchase obligations                                                  5,529       $      4,894
 Accounts payable - trade                                                          232                133
Increase (decrease) in investment in FSU joint venture for:
 Common stock                                                                                       2,309
 Accounts and note receivable from FSU joint venture                                                 (409)
 Long-term debt                                                                                       245
Sale of inventories, property and equipment, and technologies to Syntron, Inc. resulting in an increase (decrease) in:
 Accounts and notes receivable - deferred credits                                                   3,255
 Materials and supplies inventory                                                                  (2,034)
 Other assets - deferred credits receivable                                                           857
 Accounts payable - trade                                                                             957
 Other accrued liabilities - deferred gain                                                          1,011
 Other non-current liabilities - deferred gain                                                        110
Sale of accounts receivable and property and equipment resulting in a decrease in:
 Accounts and notes receivable                                                                        (78)
 Property and equipment - net                                                                        (247)
 Long-term debt                                                                                      (199)
 Accounts payable - trade                                                                             (18)
 Other non-current liabilities                                                                       (108)
Warrants issued with short-term related party loans                                                   (89)

Supplemental disclosures of cash flow information:

Cash paid for:
 Interest-
    Revolving credit agreements                                                  1,408              1,449
    Secured term loan                                                              363                473
    Equipment purchase obligations                                               1,304                766
    Other                                                                          620                747
 Income taxes                                                                      634              1,431


                         DIGICON INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPINION OF MANAGEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Digicon Inc. and subsidiaries at April 30, 1996, and the results of its operations and its cash flows for the three and nine months ended April 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year, as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

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

         Fully diluted earnings per share is not presented since common stock equivalents referenced above had no dilutive effect or resulted in dilution of less than 3%.

         NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company will be required to implement this statement for the fiscal year 1997. Implementation of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

         In March 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." This statement established a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. This statement is effective for fiscal years beginning after December 15, 1995. The Company will be required to implement this statement for the fiscal year 1997. The Company intends to adopt this standard by disclosing the pro forma net income
         (loss) and net income (loss) per share amounts assuming the fair value method was adopted on August 1, 1995. The adoption of this statement will have no material impact on the Company's consolidated financial statements.

2.       LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                                                     April 30,                July 31,
                                                                                       1996                     1995
                                                                                 ---------------         ---------------
                                                                                        (In thousands of dollars)
Revolving credit agreement due April 1997, at prime plus
 3% ( 11.25% at April 30, 1996)                                                  $      10,566           $       14,123
Secured term loan due June 1997, at 10.75%                                               4,500                    4,500
Secured Indonesian Rupiah revolving credit agreement
 due September 1995, at 19%                                                                                         894
Equipment purchase obligations maturing through
 February 1999, at an average rate of 11.05%
 at April 30, 1996                                                                      14,100                   16,641
                                                                                 -------------           --------------
         Total                                                                          29,166                   36,158

Less current maturities                                                                 20,005                   10,915
                                                                                 -------------           --------------
         Due after one year                                                      $       9,161           $       25,243
                                                                                 =============           ==============

         The revolving credit agreement is with a finance company and provides a revolving credit facility of up to $17,000,000 (increased from $15,000,000 in April 1995) through April 11, 1997. Advances under the agreement are limited by a borrowing formula and are collateralized by a majority of the assets of the Company. The agreement limits, among other things, the Company's right, without consent of the lender, to take certain actions including creating indebtedness, prohibits paying dividends and requires the Company to maintain certain financial ratios. The agreement also provides for the deposit of collections of certain of the Company's accounts receivable into cash collateral accounts and for the repayment of outstanding advances and monthly interest with such proceeds. Amounts applied against outstanding advances are available for reborrowing upon presentation of evidence of adequate borrowing base coverage. At June 10, 1996, approximately $6,600,000 was available for borrowing under this agreement. The facility matures on April 11, 1997, and as a result, the outstanding balance at April 30, 1996 ($10.6 million) is classified as current. During May 1996 the lender formally offered to ex-tend the facility until approximately June 15, 1998 upon terms which would result in a reduction of the Company's effective borrowing costs. The Company is evaluating this offer but no decision has yet been made with regard to this facility.

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

4.       OTHER COSTS AND EXPENSES

         Other costs and expenses consist of the following:

                                                              Three Months Ended       Nine Months Ended
                                                                  April 30,               April 30,
                                                            ---------------------  -----------------------
                                                              1996        1995        1996        1995
                                                            ---------  ----------  ----------  -----------
                                                                      (In thousands of dollars)
Net foreign currency exchange
 (gain) loss                                                 $ (175)   $  (31)     $ (120)     $   60
Net (gain) loss on disposition of
 property and equipment                                         106        17         158         (70)
Interest income                                                 (28)      (48)        (72)       (133)
Other                                                                      (7)
                                                             ------    ------      ------      ------
         Total                                               $  (97)   $  (69)     $  (34)     $ (143)
                                                             ======    ======      ======      ======

5.       COMMON STOCK AND WARRANTS

         In January 1996, the Company cancelled 11,517 shares of common stock and 22,473 warrants previously held by an escrow agent for issuance in conjunction with the cancellation in 1991 of a previous issue of common and preferred stock and certain other liabilities.

         On March 18, 1996, the board of directors declared a dividend distribution to common shareholders of record on April 1, 1996, of one right that entitles a stockholder to purchase a fraction of a share of a class of preferred stock upon the occurrence of specified events enumerated by the rights agreement. Such preferred stock, although not issued at April 30, 1996 could, depending on the terms of such stock, provide for a liquidation preference over the Company's common stock. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire the Company. The Company has agreed to give notice of the redemption of the rights prior to consummation of the transaction described in Note 6 which will result in termination of the rights agreement.

6.       SUBSEQUENT EVENTS

         On May 10, 1996 the Company entered into a Combination Agreement (the "Agreement") with Veritas Energy Services Inc. ("Veritas"), a Canadian company. The terms of the Agreement provide that Veritas will be combined with and into the Company (the "Combination"). As a result of the Combination, each share of Veritas no par value common shares outstanding will be converted into the right to receive Veritas no par value exchangeable stock (the "Exchangeable Stock") at an exchange ratio of 0.8 of a share of Exchangeable Stock per Veritas common share. All of the holders of Veritas common shares, except for those stockholders (required to be 5% or less of the outstanding Veritas common shares by the terms of the Agreement) who perfect and properly exercise their right to dissent from the Combination and receive fair value of their shares in cash, will become holders of Exchangeable Stock. It is estimated that a minimum of approximately 7 million shares of Exchangeable Stock will be issued. The aggregate stated capital of the Exchangeable Stock will be equal to the aggregate stated capital of the Veritas common shares immediately prior to the Combination that are exchanged or approximately $29.5 million. The Exchangeable Stock will be convertible, at the discretion of the stockholder, on a one-for-one basis into shares of the Company's $0.01 par value common stock and their holders will have rights identical to the holders of the Company's common stock. Options to purchase shares of Veritas Common Stock ("Veritas Option") will be converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per Veritas Option. The Veritas articles of amalgamation will be amended to reduce the number of authorized Veritas common shares to one which will be held by the Company. Consummation of the proposed Combination awaits approval of the Company's and Veritas' shareholders and United States ("U.S.") and Canadian regulatory authorities.

         The Combination is to be accounted for as a pooling of interests, and accordingly, the financial position and results of operations of the Company and Veritas will be combined in fiscal 1996 retroactive to August 1, 1995 and Veritas' fiscal year will be conformed to the Company's fiscal year. In addition, all prior periods presented will be restated to give effect to the Combination. Accordingly, Veritas' operating results for the period August 1, 1995 to October 31, 1995 will be included in the Company's fiscal 1995 and 1996 financial statements and will be reflected as an adjustment to the combined Company's retained earnings on August 1, 1995.

         Presented below is pro forma statement of operations information assuming the Combination had occurred on August 1, 1993. Amounts related to Veritas have been converted into the Company's reporting currency, U.S. dollars, using weighted average exchange rates and have been adjusted for differences between U.S. and Canadian generally accepted accounting principles ("GAAP"). GAAP adjustments include adjustments to (i) write off foreign exchange gains and (losses) on borrowings which are deferred and amortized over the period of the debt affecting net income by approximately ($220,000), $253,000 and ($25,000) for the years ended July 31, 1993, 1994 and 1995, respectively and (ii) reverse the effect of prior period adjustments affecting net income by approximately ($834,000) and $314,000 for the years ended July 31, 1994 and 1995, respectively. All amounts are presented in thousands except per share amounts.

                                                                                      Nine Months Ended
                                                  Years Ended July 31,                      April 30,
                                          ------------------------------------    ------------------------
                                            1993           1994         1995         1995           1996
                                          ----------   ----------    ---------    ----------     ---------
Revenues                                  $ 156,876    $ 180,835     $ 217,072    $ 157,687      $ 183,994
                                          =========    =========     =========    =========      =========
Net income (loss)                         $     574    $ (10,354)    $   5,594    $   5,358      $   5,782
                                          =========    =========     =========    =========      =========
Earnings (loss) per share                 $     .05    $    (.66)    $     .31    $     .30      $     .33
                                          =========    =========     =========    =========      =========

         There are no anticipated changes in accounting methods for either the Company or Veritas as a result of the combination whose effects should be considered in the supplemental information presented above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Digicon's internal sources of liquidity are cash balances ($5.3 million at April 30, 1996) and cash flow from operations ($14.8 million for the nine months ended April 30, 1996). External sources include the unutilized portion of the working capital facility described below (approximately $6.6 million at June 10, 1996), equipment financing and trade credit. To provide additional working capital, Digicon maintains a $17.0 million revolving credit facility with a commercial finance company which provides for borrowings of up to 80% of the majority of Digicon's domestic and foreign receivables at an interest rate of 3% over the prime rate, secured by most of Digicon's world-wide assets. In connection with such facility, Digicon is limited, without the consent of the lender, in taking certain actions, including creating indebtedness, is prohibited from paying dividends and is required, among other provisions, to maintain certain financial ratios. The facility matures on April 11, 1997, and as a result, the outstanding balance at April 30, 1996 ($10.6 million) is classified as current. The lender has formally offered to extend the facility until approximately June 15, 1998 upon terms which would result in a reduction in Digicon's effective borrowing costs. Digicon is evaluating the offer but no decision has yet been made with regard to the facility.

At April 30, 1996, Digicon's backlog of commitments for services totaled $107.4 million of which 32% relates to land acquisition, 44% relates to marine acquisition and 24% relates to data processing. Digicon expects to complete 100% of these commitments during the next twelve months.

Digicon requires significant amounts of working capital to support its operations and to fund its capital spending and research and development programs. Digicon's foreign operations, which accounted for 54% of fiscal 1995 revenues and 59% of revenues for the nine months ended April 30, 1996, require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, Digicon has increased its participation in non-exclusive data surveys and has significantly expanded its library of proprietary data. Because of the lead time between survey execution and sale, non-exclusive surveys generally require greater amounts of working capital than contract work. During the first half of the past two fiscal years, this problem was exacerbated as, for budgeting purposes, several clients deferred payments on data library purchases until January 1995 and 1996, respectively, at which time substantially all of such receivables were collected. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, Digicon's liquidity will continue to be affected; however, Digicon believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

In recent years, Digicon has updated and increased its data processing capabilities, invested significant capital to outfit a new seismic vessel and has, more recently, allocated significant resources to its land and transition zone activities. In the past 3 1/2 years, Digicon has committed approximately $82.5 million for new capital equipment and invested approximately $13.8 million in its research and development efforts. During fiscal 1996, Digicon expects to spend approximately $20 million for capital expenditures and $2.7 million for research and development activities. In addition, $6.2 million of equipment was purchased by a commercial finance company and leased to Digicon under an operating lease entered into in December 1995. The majority of capital spending in 1996 will be to upgrade and expand Digicon's land and marine data acquisition capabilities.

The utilization of net operating loss carryforwards ("NOLs") is subject to certain limitations. Additionally, when such NOLs are utilized, the benefit will be recognized as an addition to paid-in capital and will not be reflected in the consolidated statements of operations.

Digicon believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. If additional working capital were to become necessary as a result of deterioration in demand for or pricing of Digicon's services, and if additional financing were not available, Digicon's operating results and financial condition could be adversely affected.

On May 10, 1996, the Company entered into a combination agreement with Veritas Energy Services, Inc., a Canadian company, that provides for Veritas to be combined with and into the Company. The combination will be accounted for as a pooling of interests. See Note 6 to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1996 compared with Three Months Ended April 30,
1995

Revenues. Revenues for the current quarter increased $1.8 million or 5% over the prior year quarter. Land revenues increased 14% from $10.0 million to $11.4 million primarily as a result of performing higher revenue producing 3D surveys in the current year compared to 2D surveys in the prior year in North America. These increases were partially offset by lower revenues for a North American crew that was being converted to an Input/Output System Two-RSR system and the decreased utilization of the South American land crews that performed a single large contract during the third quarter of the prior year but operated on numerous smaller contracts during the current year. Marine revenues increased significantly from $6.6 million to $12.2 million, as the Company added a new vessel to the Gulf of Mexico region. In addition, utilization increased since in the prior year, several Gulf of Mexico vessels were shooting infill and undershooting obstructions. Also during the current year, each of the Company's vessels generally were acquiring more contract data and performing higher funded multi-client surveys than in the prior year. These revenues were partially offset while two vessels were in dry-dock for equipment up-grades and biennial maintenance and inspection and due to depressed prices in the Far East. Processing revenues were comparable to prior year's revenues. Revenues from increased capacity in Singapore, increased activity levels in the Far East and a new contract at the Assen, Holland center were offset by a reduction in revenues from centers closed in Malaysia, Colombia and Oklahoma City and continued depressed prices in Europe. Revenues in the U.S. were down since most processing in the current quarter was dedicated to partially funded multi-client surveys. Sales from proprietary data of $3.4 million were lower than prior year's revenues of $8.4 million. Significant sales for the current year occurred in the second quarter.

Operating Expenses. Cost of services were comparable for both periods but, as a percentage of total revenues, cost of services decreased from 81% to 77%. The decrease as a percentage of total revenues resulted mainly from higher margins on 3D land acquisition surveys and higher margins on data processing services as a result of increased capacity in Singapore and Houston and an improvement in the Far East market.

Depreciation and Amortization. Depreciation and amortization expense increased 16% from $3.5 million to $4.0 million, due to equipment purchases for South American land crews, three of the Company's vessels and the Houston, Singapore and London data processing centers.

Selling, General and Administrative. Selling, general and administrative expenses increased 15% from $1.2 million to $1.4 million, resulting primarily from additional costs incurred in implementing a new administrative data processing system.

Interest. Interest expense decreased 22% from $1.3 million to $1.1 million primarily from reduced borrowings under Digicon's revolving credit agreement.

Equity in Loss. The joint ventures in the former Soviet Union (the "FSU") were sold in June 1995, therefore equity losses declined from $185,000 to $12,000.

Other. Other income increased from $69,000 to $97,000 resulting primarily from increased net foreign currency exchange gains partially offset by increases in net losses on disposition of property and equipment.

Income Taxes. Provision for income taxes increased from $30,000 to $165,000 primarily due to an increase in taxable income in South America.

Nine Months Ended April 30, 1996 compared with Nine Months Ended April 30,
1995

Revenues. For the nine month period ended April 30, 1996, total revenues increased 18% from $96.7 million to $114.5 million. Land revenues increased 14% from $28.5 million to $32.5 million, as revenues from North American and Argentine operations improved as a result of increases in both operating rates and production on 3D and transition zone surveys. Current period revenues were reduced by downtime associated with the conversion of a domestic crew to an Input/Output System Two - RSR system, and permitting delays for another crew. Marine revenues increased 34% from $24.9 million to $33.5 million, primarily resulting from the addition of a new vessel, the reassignment of two vessels to contract work and higher funding levels on proprietary surveys. This increase was partially offset by lower prices in the Far East. Data processing revenues increased 4% from $26.9 million to $28.0 million, due to improved contract terms at the Assen, Holland center, increased capacity at the Houston and Singapore centers and the improved Australian market. These increases were partially offset by the closing of Digicon's Bogota, Colombia and Oklahoma City centers and depressed European data processing prices. Proprietary seismic data revenues increased 29% from $16.0 million to $20.5 million, resulting from an expansion of Digicon's library. This expansion has been in response to modifications in oil and gas companies' spending strategies.

Operating Expenses. Cost of services for the period increased 21% from $75.5 million to $91.5 million, and, as a percentage of total revenues, cost of services increased from 78% to 80%. The increase as a percentage of total revenues resulted from a weakness in marine acquisition margins primarily in the Far East, lower profitability on the mix of proprietary data sales and $929,000 in Argentina social security taxes retroactively applied to compensation of employees converted from a temporary to permanent employment classification.

Depreciation and Amortization. Depreciation and amortization expense increased 12% from $10.3 million to $11.5 million, due to equipment purchases for South American land crews, three of Digicon's vessels and the Houston, Singapore and London data processing centers.

Selling, General and Administrative. Selling, general and administrative expenses increased 16% from $3.4 million to $4.0 million, resulting primarily from additional costs incurred in implementing a new administrative data processing system.

Interest. Interest expense decreased 4% from $3.8 million to $3.7 million, resulting primarily from reduced borrowings under Digicon's revolving credit agreement.

Equity in Loss. The FSU joint ventures were sold in June 1995, therefore equity losses declined from $825,000 to $17,000.

Other. Other income decreased from $143,000 to $34,000. The current period includes losses on damaged cables offset by net foreign currency gains and the prior period includes a gain on the sale of a seismic vessel partially offset by losses on damaged cables and net foreign currency losses.

Income Taxes. Provisions for income taxes decreased from $1.1 million to $160,000. In the current period, provision for income taxes from taxable income primarily in Malaysia was largely offset by an $876,000 tax benefit resulting from taxable losses in South America generated by deduction for the Argentina social security taxes and compensation previously discussed. Provision for income taxes in the prior period related primarily to taxable income in Malaysia and South America and a tax assessment in Jakarta.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 12, 1996, the Company was not a party to, nor was its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits filed with this report:

         11) Computation of income per common and common equivalent share for the three and nine months ended April 30, 1996 and 1995.

b)       Reports on Form 8-K

         1) A Form 8-K dated March 18, 1996 reported the declaration of a dividend distribution of one right for each outstanding share of common stock of the Company to shareholders of record at the close of business on April 1, 1996. Each right entitles the registered holder to purchase from the Company a fraction of a share of Preferred Stock - Junior Participating Series A, par value $.0l per share upon the occurrence of specified events enumerated by a Rights Agreement.

         2) A Form 8-K dated May 10, 1996 reported the signing of a Combination Agreement related to the proposed merger of Digicon Inc. and Veritas Energy Services Inc.

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

                                                  DIGICON INC.
                                     -------------------------------------------
                                                  (Registrant)

Date: June 13, 1996                  By:         Stephen J. Ludlow
                                        ----------------------------------------
                                                 Stephen J. Ludlow
                                         (President and Chief Executive Officer)

Date: June 13, 1996                  By:          Richard W. McNairy
                                        ----------------------------------------
                                                  Richard W. McNairy
                                             (Principal Financial Officer)

                           EXHIBIT  INDEX


         11) Computation of income per common and common equivalent share for the three and nine months ended April 30, 1996 and 1995.


         27)     Financial Data Schedule