Form 10-K/A
period 1995-07-31
DIGICON INC
filed 1996-06-17
CIK 28866

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Stockholders of
    DG Seis Overseas Limited, MD Seis Geophysical Co. Ltd, and Seismic Technology, Inc.:

We have audited the accompanying combined balance sheet of DG Seis Overseas Limited and MD Seis Geophysical Co. Ltd and Seismic Technology, Inc., all of which are under common ownership and management and are a development stage group, (collectively the "Companies"), as of December 31, 1994, and the related combined statements of operations, stockholders' equity, and cash flows for the period from April 1, 1994 (date of inception) to December 31, 1994. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of the Companies as of December 3l, 1994, and the combined results of their operations and their combined cash flows for the period from April 1, 1994 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying combined financial statements have been prepared assuming that the Companies will continue as a going concern. The Companies are development stage enterprises engaged in obtaining, developing and marketing seismic acquisition and processing services in the former Soviet Union. As discussed in Note 1 to the combined financial statements, the deficiency in working capital and lack of long-term financing at December 31, 1994 and the Companies' operating losses since inception raise substantial doubt about their ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ DELOITTE & TOUCHE LLP

March 10, 1995

DG SEIS GROUP
(A Development Stage Group)


COMBINED BALANCE SHEET,
DECEMBER 31,1994
- --------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash                                                              $    95,601
  Receivables:
    Trade                                                               104,902
    Other                                                                 3,428
  Due from affiliates (Note 4)                                          828,413
  Prepayments and other                                                 668,401
                                                                    -----------
         Total current assets                                         1,700,745
                                                                    -----------


PROPERTY AND EQUIPMENT                                                5,207,308
  Less accumulated depreciation                                         926,646
                                                                    -----------
         Property and equipment, net                                  4,280,662
                                                                    -----------

ADVANCES TO EQUITY INVESTEE (Notes 3 and 7)                          11,599,050

OTHER ASSETS (Note 1)                                                 1,005,000
                                                                    -----------
TOTAL                                                               $18,585,457
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                          $ 2,063,265
  Due to affiliates (Note 4)                                            796,738
  Deferred revenue                                                    1,150,762
  Accrued expenses                                                      282,502
  Short-term note payable to affiliate (Note 3)                       9,273,443
                                                                    -----------
        Total current liabilities                                    13,566,710
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Contributed capital (Note 1)                                        7,343,475
  Accumulated deficit                                                (2,324,728)
                                                                    -----------
          Total stockholders' equity                                  5,018,747
                                                                    -----------
TOTAL                                                               $18,585,457
                                                                    ===========



See notes to financial statements.

DG SEIS GROUP
(A Development Stage Group)


COMBINED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 1, 1994
(DATE OF INCEPTION) TO DECEMBER 31,1994
- --------------------------------------------------------------------------------

REVENUE:
  Data processing                                                   $   382,147
  Data licensing - net (Note 4)                                         328,467
  Interest                                                               67,002
  Gain on sale of assets                                                 16,458
  Other                                                                  79,178
                                                                    -----------
          Total revenue                                                 873,252
                                                                    -----------

COSTS AND EXPENSES:
  Operating                                                           1,646,523
  Depreciation                                                          948,086
  Selling, general and administrative                                   437,109
  Interest                                                              100,002
  Equity in loss of equity investee                                      66,260
                                                                    -----------
          Total expenses                                              3,197,980
                                                                    -----------
NET LOSS                                                            $(2,324,728)
                                                                    ===========



See notes to financial statements.

DG SEIS GROUP
(A Development Stage Group)


COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 1, 1994
(DATE OF INCEPTION) TO DECEMBER 31,1994
- --------------------------------------------------------------------------------

                                                                 MD Seis
                                                              International     MD Seis
                                            Digicon Inc.          Ltd.            JV               Total
DG SEIS OVERSEAS LIMITED:
- -------------------------
Contributions (Note 1):
  Cash                                      $  448,898                                           $   448,898
  Expense reimbursement                      1,488,860                                             1,488,860
  Property and equipment                                       $  25,000                              25,000
Net loss                                      (475,432)         (643,751)                         (1,119,183)
                                            ----------         ---------        ----------       -----------
Balance, December 31, 1994                   1,462,326          (618,751)                            843,575
                                            ----------         ---------        ----------       -----------

SEISMIC TECHNOLOGY, INC.:
- -------------------------
Contributions (Note 1):
  Cash                                          87,577                                                87,577
  Expense reimbursement                         71,635                                                71,635
  Property and equipment                                         353,950                             353,950
Dividends (Note 4)                            (200,000)                                             (200,000)
Transfers between owners                       100,000          (100,000)
Net loss                                       (15,722)          (15,721)                            (31,443)
                                             ----------         ---------        ----------       -----------
Balance, December 31, 1994                      43,490           238,229                             281,719
                                            ----------         ---------        ----------       -----------

MD SEIS GEOPHYSICAL CO. LTD.:
- -----------------------------
Contributions (Notes 1 and 6):
  Cash                                         271,055                                               271,055
  Expense reimbursement                        245,500                                               245,500
  Leasehold rights to property
    and equipment                                                               $3,546,000         3,546,000
  Other assets                                                                   1,005,000         1,005,000
Net loss                                      (587,051)                           (587,051)       (1,174,102)
                                            ----------         ---------        ----------       -----------
Balance, December 31, 1994                     (70,496)                          3,963,949         3,893,453
                                            ----------         ---------        ----------       -----------
TOTAL                                       $1,435,320         $(380,522)       $3,963,949       S 5,018,747
                                            ==========         =========        ==========       ===========

 See notes to financial statements.

DG SEIS GROUP
(A Development Stage Group)


COMBINED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 1, 1994
(DATE OF INCEPTION) TO DECEMBER 31,1994
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (2,324,728)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation                                                       948,086
    Equity in loss of equity investee                                   66,260
    Expense reimbursement by stockholders                            1,805,995
    Gain on disposition of property and equipment                      (16,458)
  Changes in operating assets/liabilities:
    Accounts receivable                                               (108,330)
    Prepayments and other                                             (668,401)
    Accounts payable - trade                                         2,063,265
    Accrued expenses                                                   282,502
    Deferred revenue                                                 1,150,762
                                                                  ------------
          Net cash provided by operating activities                  3,198,953
                                                                  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from short-term note payable to affiliate               9,273,443
  Capital contributions                                                807,530
  Increase in due from affiliates                                     (828,413)
  Increase in due to affiliates                                        796,738
                                                                  ------------
          Net cash provided by financing activities                 10,049,298
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (1,497,266)
  Sale of property and equipment                                         9,926
  Advances to equity investee                                      (11,665,310)
                                                                  ------------
          Net cash used by investing activities                    (13,152,650)
                                                                  ------------

CHANGE IN CASH                                                          95,601

CASH, BEGINNING OF PERIOD                                                    0
                                                                  ------------
CASH END OF PERIOD                                                $     95,601
                                                                  ============


See notes to financial statements.

DG SEIS GROUP
(A Development Stage Group)


NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE PERIOD FROM APRIL 1, 1994
(DATE OF INCEPTION) TO DECEMBER 31,1994
- --------------------------------------------------------------------------------

1.     ORGANIZATION

       DG Seis Group (the "Group") is comprised of three corporate entities: DG Seis Overseas Limited ("DG Seis"), a Cyprus limited liability company, Seismic Technology Inc. ("STI"), a Delaware corporation, and MD Seis Geophysical Co. Ltd ("MD Geophysical"), a Russian registered joint stock company. The three entities commenced operations on April 1, 1994. DG Seis was formed October 15, 1993; STI on December 15, 1993; and MD Seis Geophysical on March 22, 1994. The stockholders of the Companies ("Stockholders"), their capital contributions required by the Corporate Operating Agreement (the "Agreement"), and proportionate ownership percentages following August 25, 1994 (for the period April 1, 1994 to August 25, 1994 Digicon Inc.'s ownership of DG Seis was 25%) are as follows:

                                                        MD Seis
                                         Digicon     International     MD Seis
                                           Inc.           Ltd.           JV
       DG Seis                             50%            50%
       STI                                 50%            50%
       MD Geophysical                      50%                           50%

       Capital Contributions           $2,613,525      $378,950       $4,551,000

       Capital stock was issued to the Stockholders in accordance with the Agreement in exchange for cash and agreed-upon value of property, organization costs, and expense reimbursements. Property and equipment contributed to the Group was recorded at its estimated fair value on April 1, 1994 (see Note 5). Leasehold rights to property and equipment and other assets contributed to the Group were recorded at the carrying value of MD Sels JV. The Group has the right to use this equipment which includes a recording system and other equipment provided by MD Seis JV at nominal cost over the next 10 years. The Group has all customary ownership rights to the system and other equipment except for actual possession of the title. There are no restrictions regarding its use, operational location, or assignment or subletting privileges. The leasehold rights to property and equipment is reflected in property and equipment in the combined balance sheet; components of the leasehold rights to property and equipment are being depreciated over a range of 2-5 years. Leasehold rights to property and equipment had a net carrying value of $2,669,197 as of December 31, 1994.

       Digicon has agreed to guarantee certain liabilities of the Group and has a remaining $386,475 to contribute to the Group for a total contribution of $3,000,000. The net loss for the period from April 1, 1994 to December 31, 1994 was allocated in proportion to ownership percentages, as provided for in the Agreement.

       The Group was formed to provide seismic land and marine acquisition and data processing services within the former Soviet Union. The Group, which consists of development stage entities, has devoted substantially all of their efforts to establishing the business, including obtaining adequate financing, providing acquisition and data processing services, and assessing market demand. The Group will remain in the development stage until adequate financing is secured and sufficient customer demand for the seismic data products are established.

       In order for the Companies to continue as a going concern, adequate financing must be obtained to satisfy the short term note payable to MD Seis International Limited ("MD Seis Ltd.") in June 1995. Management is currently pursuing several financing alternatives with outside third parties to retire the short term note and to provide working capital for operations. Management is confident that one or more of these alternatives will provide sufficient funds to allow its continuance.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying financial statements include the accounts and operations of the Companies since inception. The Group has a 49% ownership in Caspian Geophysical ("Caspian"), which is accounted for under the equity method of accounting (see Note 7). All material intercompany balances and transactions have been eliminated in combination.

       Translation of Foreign Currencies - The Group has determined that the U.S. dollar is their functional currency. Property and equipment (and related depreciation) are translated into U.S. dollars at the exchange rates in effect at the time of their acquisition. Other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year.

       Revenues - Revenues from data acquisition and data process services are recorded based on contractual rates if the contract provides a separate rate for each segment. If the contract only provides a rate for the overall service, revenue is recognized based on a percentage of completion method. Deferred revenue represents the portion of contract payments received in advance of services being performed.

       Mobilization Cost - Transportation and make-ready expenses of seismic operations prior to commencement of business are deferred and amortized over the period of expected operations. Mobilization costs of approximately $590,000 are shown as a prepaid expense. There was no amortization in 1994.

       Depreciation - Depreciation is computed using the straight-line method based on estimated useful lives (in years) as follows:

             Seismic equipment                                   3-5
             Data processing equipment                            5
             Leasehold improvements and other                    3-4

       Expenditures for repairs and maintenance are charged to expense as incurred; expenditures for additions and improvements are capitalized and depreciated over the estimated remaining life of the related asset.

       Income Taxes - The Group accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

3.     SHORT TERM NOTE PAYABLE TO AFFILIATE

       In December 1994, a short term note was obtained from a third party by MD Seis Ltd. of which up to approximately $14.5 million will be loaned to the Group. As of December 31, 1994, MD Seis Ltd. has loaned the Group $9,273,443. The 11% note to MD Seis Ltd. is due in June 1995. Accrued interest payable on the note at December 31, 1994 was $113,014 and is included in the amount due to affiliates discussed in Note 4.

       The Group loaned substantially all of its proceeds from the note payable to Caspian to finance upgrades to Caspian's seismic vessels (see Note
       4). Payment terms and the interest rate through December 31, 1994 for this loan are subject to negotiation. However, the interest rate is guaranteed at a minimum rate of 11%, which has been reflected in the combined statement of operations. This loan is due in June of 1995.

4.     RELATED PARTY TRANSACTIONS

       During 1994 the Group distributed property and equipment with a net book value of $180,000 as a dividend to Digicon. A gain on the distribution of $20,000 was recorded in the combined statement of operations since the property was valued at $200,000.

       The Group loaned Caspian approximately $11 minion to upgrade a seismic vessel.

       MD Seis JV contributed licensing rights having an estimated fair value of $1,005,000, which provide for a 40% interest in future sales of certain 3D seismic data. The data is the property of an affiliated party and relates to oil producing areas in the West Siberian basin of Russia.

       The amounts due to/from affiliates, other than the note payable previously described, were as follows:

       An affiliated party, Central Geophysical Exploration ("CGE") has a contract with the Group to market licensed data. CGE also has a ownership interest in MD Seis JV. Once a sale is made by the Group, they remit the net proceeds to CGE and the owners of the data. Under this contract, data licensing revenue of approximately $170,000 is reflected in the combined statement of operations. The payable to CGE and others represents the net proceeds due to CGE and the data owners. The amount due to directors represents an accrual for salaries and reimbursable expenses. The amounts due to MD Seis Ltd. include interest and amounts related to the purchase of geophysical equipment. The amounts due from MD Seis L.C., USA (MD Seis USA) (an entity owned by the same stockholders of MD Seis JV and MD Seis Ltd.) and MD Seis JV represent receivables for reimbursable expenses.



              MD Seis USA                                      $160,000
              MD Seis JV                                        668,413
                                                               --------

              Due from affiliates                              $828,413
                                                               ========

              MD Seis Ltd.                                     $293,054
              CGE and others                                    434,543
              Directors                                          69,141
                                                               --------

              Due to affiliates                                $796,738
                                                               ========

5.     INCOME TAXES

       The Group accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109, among other things, (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax bases of assets and liabilities other than goodwill; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates and (iii) prohibits net-of-tax accounting and reporting. STI is the only entity in DG Group that is subject to U.S. income taxes. As of December 31, 1994 no deferred income taxes existed as financial reporting and federal income tax bases of assets and liabilities are the same. The Group had net operating loss carryforwards of $31,443 that have not been recognized due to uncertainty of realization.

6.     COMMITMENTS

       Leases - The Companies entered into an agreement to lease certain components of a recording system for six months, with the lease expiring in June 1995. Such lease is accounted for as an operating lease.

       Minimum future rental payments under noncancellable operating leases at December 31, 1994 are $243,600 for 1995. Rent expense for 1994 was $48,720.

7.     INVESTMENT IN EQUITY INVESTEE

       Summarized unaudited financial information of the Companies' 49% owned affiliate at December 31, 1994 is presented below:

              Balance Sheet:
                Current assets                                 $      30,000
                Property, plant and equipment, net                    85,362
                Vessel under construction                         19,463,404
                Other noncurrent assets                              864,175
                Current liabilities                                8,861,854
                Due to DG Seis                                    11,616,310
                Owners' equity (deficit)                             (35,223)

              Statement of Operations:
                Operating expenses                                   135,223
                Net loss                                             135,223
                Net loss distributed to the Companies                 66,260

       Caspian is an Azerbaijan joint venture company in which the Group holds a 49% interest. The 51 % partner is Kaspmorneftegeofizrazvedka ("KMNGR"), a geophysical trust of the State Oil Company of the Azerbaijan Republic ("SOCAR"). The business of Caspian is to equip and operate seismic vessels in the Caspian Sea.

       In 1994 Caspian signed a long term charter agreement for a KMNGR vessel (M/V Baki) and has invested approximately $19 million in its upgrading and re-equipping. The M/V Baki commenced seismic operations in March 1995.

                                    ******