Form 10-K405/A
period 1995-07-31
DIGICON INC
filed 1996-07-22
CIK 28866

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                 FORM 10-K/A-2

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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
         Common Stock, $.01 Par Value                    American Stock Exchange
      Warrants to purchase Common Stock                  American Stock Exchange

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                 FORM 10-K/A-2


                                     PART I


                                                                                       PAGE
ITEM                                                                                  NUMBER
                                                                                      ------
 1    Business
      A.  General.....................................................................  1
      B.  Geophysical Services........................................................  1
      C.  Technological Innovation....................................................  7
      D.  Competition and Other Business Conditions...................................  8
      E.  Backlog.....................................................................  8
      F.  Significant Customers.......................................................  9
      G.  Employees...................................................................  9
      H. Financial Information About Foreign and Domestic Operations and Export
      Sales...........................................................................  9
 2    Properties......................................................................  9

                                          PART II
 6    Selected Consolidated Financial Data............................................  10
 7    Management's Discussion and Analysis of Financial Condition and Results of
      Operations......................................................................  11
 8    Consolidated Financial Statements and Supplementary Data........................  18

                                          PART IV
14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  46
      Signatures......................................................................  49

                                     PART I
ITEM 1. BUSINESS

A. GENERAL


     Digicon Inc. ("Digicon" or the "Company") is an integrated geophysical service company and a publicly-held entity (listed on the American Stock Exchange) that owns, directly or indirectly, either wholly or partially, 18 subsidiaries. Digicon was initially incorporated under the laws of Delaware in 1969 as the successor to Digital Consultants, Inc., a Texas corporation formed in 1965. In conjunction with the implementation of the Company's Second Amended Joint Plan of Reorganization, on June 7, 1991, Digicon Inc. was merged into a newly-formed, wholly-owned subsidiary corporation also incorporated under Delaware law.


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

REVENUES BY SERVICE GROUP(1)


                                                                    YEARS ENDED JULY 31,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                 (IN THOUSANDS OF DOLLARS)
Land and transition zone data acquisition................   $ 43,108      $ 38,454      $ 17,801
Marine data acquisition..................................     32,781        36,509        49,935
Data processing..........................................     35,209        28,042        34,156
Sale of proprietary seismic data.........................     19,804        11,604         3,522
Other....................................................        225           926         1,509
                                                            --------      --------      --------
          Total..........................................   $131,127      $115,535      $106,923
                                                            ========      ========      ========


- ---------------

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

REVENUES BY GEOGRAPHICAL SEGMENT


                                                                    YEARS ENDED JULY 31,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
                                                                 (IN THOUSANDS OF DOLLARS)
United States(1).........................................   $ 63,048      $ 54,467      $ 37,476
Europe and Middle East...................................     20,230        29,891        24,699
Africa...................................................                                 13,020
Far East.................................................     25,918        16,958        27,783
South America............................................     21,931        14,219         3,945
                                                            --------      --------      --------
          Total..........................................   $131,127      $115,535      $106,923
                                                            ========      ========      ========


- ---------------


(1) Includes export sales of $2,228, $1,501 and $10,138 in fiscal 1995, 1994 and 1993, respectively.


OPERATING PROFIT (LOSS) BY GEOGRAPHICAL SEGMENT


                                                                      YEARS ENDED JULY 31,
                                                                --------------------------------
                                                                 1995       1994(1)       1993
                                                                -------     --------     -------
                                                                   (IN THOUSANDS OF DOLLARS)
United States................................................   $ 9,263     $  7,187     $  (908)
Europe and Middle East.......................................     2,188       (3,120)      4,374
Africa.......................................................        --           --       2,392
Far East.....................................................     2,621       (7,851)       (425)
South America................................................    (1,996)        (799)        638
                                                                -------     --------     -------
          Total..............................................   $12,076     $ (4,583)    $ 6,071
                                                                =======     ========     =======


- ---------------


(1) Includes restructuring charges and write-off/write-down for impairment of assets of $3,808 for United States, $1,258 for Europe and Middle East and $1,504 for Far East. (See Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations")


IDENTIFIABLE ASSETS BY GEOGRAPHICAL SEGMENT


                                                                        AT JULY 31,
                                                            ------------------------------------
                                                              1995        1994(1)         1993
                                                            --------      --------      --------
                                                                 (IN THOUSANDS OF DOLLARS)
United States............................................   $ 79,636      $ 60,649      $ 49,035
Europe and Middle East...................................     11,976        28,848        33,327
Africa...................................................         --            --         3,850
Far East.................................................     20,455        14,151        17,159
South America............................................     16,998         9,758         7,723
                                                            --------      --------      --------
          Total..........................................   $129,065      $113,406      $111,094
                                                            ========      ========      ========


- ---------------


(1) Includes write-off/write-down for impairment of identifiable assets of $3,556 for United States, $94 for Europe and Middle East and $806 for Far East.



     See Note 11 of Notes to the Consolidated Financial Statements for additional geographical information.


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


     The following table sets forth certain information concerning the geophysical vessels operated by the Company. As of October 20, 1995, each of these vessels was in operation:



                                                                                          SEISMIC
                                     YEAR      LOCATION AT                                RECORDING
                                     ENTERED   OCTOBER 20,                                CAPACITY
                                     SERVICE       1995           LENGTH       BEAM       (CHANNELS)
                                     ----     --------------     --------     -------     --------
Acadian Commander..................  1981     Gulf of Mexico     217 feet     44 feet       240/3D
Acadian Searcher...................  1983     Australia          217 feet     44 feet       240/3D
Ross Seal..........................  1987     Malaysia           176 feet     38 feet       240/3D
Seacor Surf........................  1991     Gulf of Mexico     135 feet     35 feet       240/3D
Polar Search.......................  1992     North Sea          300 feet     51 feet       720/3D
Pearl Chouest......................  1995     Gulf of Mexico     210 feet     40 feet       240/3D


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


                                                                                         NO.
                                                                                         OF
           CREW NO.               LOCATION                  EQUIPMENT TYPE              CHANNELS
  --------------------------    -------------     -----------------------------------   -----
  301.......................    United States     Input/Output System Two(TM)           1,800
  303.......................    United States     Fiber/Optic/Seismic Group Recorder    480/600
  325.......................    United States     Seismic Group Recorder                2,200
  309.......................    Argentina         Input/Output System Two(TM)           1,344
  312.......................    Argentina         Input/Output System Two(TM)             600

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


     A summary of the Company's processing centers is as follows:



                                       YEAR                                     YEAR
                                      OPENED                                   OPENED
                                      -------                                  -------
        Digicon Centers:                         Contract Centers:(2)
          Houston, Texas...........    1966      Assen, Holland.............    1982
          Singapore................    1970      Miri, Malaysia.............    1986
          London, England..........    1973
          Brisbane, Australia......    1982
          Jakarta, Indonesia(1)....    1984
          Kuala Lumpur, Malaysia...    1991


- ---------------


(1) Operated by an 80%-owned subsidiary. The minority owner has an option to reduce the Company's ownership to 41%. Because the minority interest exercises equal control of the joint venture in certain corporate governance matters, the joint venture is not consolidated but accounted for on the equity method. The center is planned to be closed in fiscal 1997.



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

     During the past three years, the Company has increased its emphasis on its proprietary data activities. In 1995, 79,000 line miles of new seismic data were added to its library and the book value of the library increased by $9.5 million to an aggregate of $28.0 million. Sales of data from the Company's library totaled $19.8 million in fiscal 1995, an increase of 71% from the prior year. The Company expects to continue its emphasis on the sale of proprietary seismic data and in 1996 expects to selectively add additional Gulf of Mexico and North Sea data to its library.


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

     The following table sets forth, for the three years ended July 31, 1995, the Company's capital expenditures for each of its significant operations.


                                                                   YEARS ENDED JULY 31,
                                                             ---------------------------------
                                                              1995         1994         1993
                                                             -------      -------      -------
                                                                 (IN THOUSANDS OF DOLLARS)
Land and transition zone seismic crews....................   $ 5,791      $ 5,066      $ 8,670
Marine seismic crews......................................     8,296        3,370       19,021
Data processing centers...................................     3,438        1,917        4,798
Other.....................................................       717          324          322
                                                             -------      -------      -------
          Total...........................................   $18,242      $10,677      $32,811
                                                             =======      =======      =======



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

E. BACKLOG


     At July 31, 1995, the Company's backlog of commitments for services was $86.2 million, compared with $84.1 million at July 31, 1994. Such backlog consisted of written orders or commitments believed to be firm.

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

G. EMPLOYEES


     At July 31, 1995, the Company employed 1,292 full-time personnel. The Company has no collective bargaining agreements with its United States employees. However, the Company's employees in its data processing center in Singapore have been organized by the Singapore Industrial and Services Employees' Union. Overall, the Company considers the relations with its employees to be good.


H. FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     See Item 1.B. "Geophysical Services -- Services and Markets" and Note 11 of Notes to the Consolidated Financial Statements for information regarding the Company's operations by geographic area.

ITEM 2. PROPERTIES


     The Company's headquarters in Houston are located in a 12-story office building and occupy some 104,000 square feet of leased premises. Approximately 38% of this space is devoted to data processing operations, and the balance houses executive, accounting, research and development and geophysical operating personnel. At July 31, 1995, the Company leased additional space aggregating approximately 167,000 square feet which is used primarily for geophysical data processing operations near London and in Singapore, Kuala Lumpur, Brisbane, Perth and Buenos Aires. These facilities are conventional office space, except for any modifications in wiring, air conditioning and lighting necessary to accommodate computer equipment. The Company owns property in Jackson, Mississippi, comprising 37,551 square feet of office and workshop facilities.



     Leases covering the Company's facilities expire at varying times from 1995 through 2013; and rentals under such leases aggregated approximately $4,045,000 during the year ended July 31, 1995.

                                    PART II


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


     The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements. See Note 21 of Notes to the Consolidated Financial Statements concerning the restatement of amounts previously reported.



                                                            YEARS ENDED JULY 31,
                                           -------------------------------------------------------
                                             1995        1994        1993        1992       1991
                                           --------    --------    --------    --------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Revenues................................ $131,127    $115,535    $106,923    $ 95,434    $81,760
  Costs and Expenses:
     Operating expenses:
       Cost of services...................  102,817      98,271      91,177      77,398     71,426
       Restructuring......................                  838
     Write-off/write-down for impairment
       of assets..........................                5,235
     Depreciation and amortization........   13,333      12,693       7,841       5,048      4,695
     Selling, general and
       administrative.....................    4,428       5,101       4,417       4,183      3,080
     Interest.............................    4,950       2,879       1,050       1,769      3,571
     Reorganization costs.................                                                   4,348
     Gain on sale of investment in FSU
       joint ventures.....................   (4,370)
     Other................................      594      (1,542)       (153)       (335)      (378)
                                           --------    --------    --------    --------    -------
          Total...........................  121,752     123,475     104,332      88,063     86,742
                                           --------    --------    --------    --------    -------
  Income (loss) before provision for
     income taxes, equity in (earnings)
     loss of 50% or less-owned companies
     and joint ventures and extraordinary
     items................................    9,375      (7,940)      2,591       7,371     (4,982)
  Provision for income taxes..............    1,411       1,521       1,645       1,296      1,811
  Equity in (earnings) loss of 50% or
     less-owned companies and joint
     ventures.............................    5,186       4,965       2,204       1,521       (743)
                                           --------    --------    --------    --------    -------
  Income (loss) before extraordinary
     items................................    2,778     (14,426)     (1,258)      4,554     (6,050)
  Extraordinary items:
     Utilization of net operating loss
       carryforwards......................                                                   1,153
     Gain on extinguishment of debt.......                                                  25,208
                                           --------    --------    --------    --------    -------
  Net income (loss)....................... $  2,778    $(14,426)   $ (1,258)   $  4,554    $20,311
                                           ========    ========    ========    ========    =======
Earnings (loss) per share................. $    .25    $  (1.48)*  $   (.15)*  $    .74*   $   .23*
                                           ========    ========    ========    ========    =======
Cash dividends -- common stock............     None        None        None        None       None
                                           ========    ========    ========    ========    =======
Balance Sheet Data:
  Working capital......................... $  6,608    $  4,823    $ 13,788    $ 17,509    $ 1,477
  Total assets............................  130,429     124,627     118,482      82,047     58,982
  Long-term debt..........................   25,243      23,000      17,444       8,813     19,076
  Stockholders' equity....................   58,882      58,550      65,717      44,739      9,652


- ---------------

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


     A third trend is the proliferation of multi-client surveys both offshore and onshore, brought about primarily by modifications in oil and gas company spending strategy. In response to this demand, the Company began to selectively add data to its library, primarily in the Gulf of Mexico and the North Sea. Recent surveys have had significant initial funding by clients which has reduced the Company's "up front" cash requirement for these surveys. In the past three years, 170,000 line miles of data have been added to the Company's library at a cost of $42.6 million. Sales of library data increased from $11.6 million in 1994 to $19.8 million in 1995 and are expected to provide above average returns for several years in the future.


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

     In conjunction with certain changes in senior management during 1994, the Company initiated a comprehensive program designed to restructure each of the Company's geographic and operational lines of business with the objective of restoring profitability to its operations. These actions included personnel reductions, office consolidations, vessel deactivations and redeployments and the movement to outsource certain costly manufacturing and research and development activities historically performed "in-house". The implementation of this program has resulted in significant cost savings which are expected to continue in fiscal 1996. See Note 16 of Notes to the Consolidated Financial Statements.



     As part of the restructuring program, on August 31, 1994, the Company sold its cable and canister manufacturing and repair facility and certain of its marine and land data acquisition equipment, related data acquisition technology and associated inventory to Syntron. In connection with the transaction, the Company's marine and land engineering groups, totaling 37 people, were transferred to Syntron. The total sales price was $7.5 million, of which $3.0 million was received in cash at closing, with the remainder payable in credits to be applied against future purchases of advanced technology digital recording equipment manufactured by Syntron. Depending on market conditions during the next 24 months, the Company expects to upgrade its vessels to Syntron equipment valued, in total, at approximately $14.2 million. Syntron has agreed to finance a significant portion of the purchase price of this equipment. Approximately $7.1 million of Syntron equipment was purchased in 1995 in conjunction with the upgrade of the Polar Search. Prior to upgrading its vessels with Syntron equipment, the Company is leasing from Syntron certain equipment currently in use which was sold pursuant to this transaction, at rates approximating the depreciation charges previously being recognized on such equipment. See Note 18 of Notes to the Consolidated Financial Statements.



     Resulting from the assessment of the profit potential of each of the Company's geographical areas conducted in conjunction with the restructuring program, on June 6, 1995, the Company sold its interests in several joint venture companies which had been formed to pursue geophysical service contracts in the former Soviet Union ("FSU"). The Company believes that attractive opportunities will eventually be developed in the FSU. However, the political and economic risk associated with operations in the FSU, coupled with the significant investment required to establish and maintain operations there, are not justified by the near-term profit potential of that marketplace. In return for its joint venture interests, the Company received $6.0 million of cash and the return of the 1,708,497 shares of Digicon common stock issued in acquiring such interests. In addition, the Company received a note in the amount of approximately $3.0 million which represented payments for equipment sold and a return of amounts previously advanced to the joint venture companies. The note was paid in full on July 31, 1995. The Company also is entitled to a royalty of up to $1.5 million based upon future sales of speculative data currently being acquired in the Caspian Sea.


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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


     During fiscal 1995, the Company's stockholders' equity increased slightly to $58,882,000. Primarily relating to vendor-supplied equipment financing, total debt increased during the year to $35.3 million from $29.2 million at July 31, 1994. In the first quarter of fiscal 1996, the Company raised approximately $4.0 million of cash through the sale of treasury stock and used the proceeds to reduce outstanding indebtedness.


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


     The Company requires significant amounts of working capital to support its operations and its capital expenditure and research and development programs. The Company's foreign operations, which accounted for 54% of fiscal 1995 revenues, require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, the Company has increased its participation in non-exclusive data surveys and has significantly expanded its library of proprietary data. In the past three years, the Company has added approximately 170,000 line miles to its library at a cost of $42.6 million. Because of the lead time between survey execution and sale, non-exclusive surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential. In fiscal 1995, data library sales totaled $19.8 million.



     During the past three years, the Company has updated and increased its data processing capabilities, invested significant capital to outfit a new seismic vessel and has, more recently, allocated significant resources to its land and transition zone activities. During this period, the Company committed a total of $61.7 million for new capital equipment and invested approximately $12.0 million in its research and development efforts. The Company's anticipated capital expenditures for fiscal 1996 of approximately $18.0 million provide primarily for the further upgrade and expansion of its land acquisition business (see Overview).



     The Company's internal sources of liquidity are cash balances ($4.2 million at July 31, 1995) and cash flow from operations. External sources include the sale of treasury stock, the unutilized portion of its working capital facility described below (approximately $4.6 million on October 16, 1995), vendor financing and trade credit. To provide additional working capital, in April 1994, the Company obtained a three-year, $15.0 million revolving credit facility from a commercial finance company. The facility was subsequently increased to $17.0 million in 1995 and provides for borrowings of up to 80% of the majority of the Company's domestic and foreign receivables at an interest rate of 3% over the prime rate, secured by most of the Company's world-wide assets.


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


     The Company believes that as a result of the cash generating and expenditure reducing transactions concluded in the past 18 months, including the sales of treasury stock, the disposition of the Company's investment in the FSU joint ventures, the restructuring and expense reduction program, the expanded revolving credit agreement, the sale of assets and transfer of certain research functions to Syntron, and other asset dispositions, it has strengthened its working capital position. Absent a substantial deterioration in the Company's markets, the Company believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. However, if additional working capital were to become necessary as a result of deterioration in demand for or pricing of the Company's services, and if additional financing were not available, the Company's operating results and financial condition could be adversely affected.

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


     As previously discussed, the Company has allocated significant resources over the past three years to the collection of proprietary data. Revenues of $19,804,000 from the sale of non-exclusive surveys increased by 71% during the current year and accounted for 15% of total revenues. The Company expects sales of proprietary data to continue to contribute significantly to revenues during fiscal 1996 as additional surveys are completed and available for sale.



     Data processing revenues increased $7,167,000 or 26% during the year. The increase was mainly attributable to the installation of additional capacity provided by advanced technology workstations in the Company's Houston and Singapore centers. In addition, the Company was awarded a new processing contract at its Assen, Holland center in the second quarter of 1995. Resulting from the additional capacity as well as revenues generated by recently introduced land 3D processing software, the Company expects revenues to continue to improve.



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



     Marine revenues from contract work decreased overall by approximately $3,728,000 or 10% during the current year. The Company derigged two of its seismic vessels in September 1993 and April 1994, respectively, which contributed to lower current year revenues. In addition, during the first quarter of 1995, the Company mobilized a vessel, which operated on contract work in the North Sea in the prior year, to the Gulf of Mexico to assist in collecting non-exclusive surveys in the area. The Company also experienced lower production in the third quarter due to undershooting obstructions and bad weather. In March 1995, the Company mobilized one of the vessels from the Gulf of Mexico to the Far East where it began work on a series of contracts beginning in the fourth quarter. The Company now operates two vessels in the Far East where improved market conditions for 2D surveys have continued. Far East marine revenues increased by $4,554,000 during the current year.



     Cost of services for 1995 increased $4,546,000 or 5% from the prior year primarily due to increased revenues; however, profit margins improved substantially. Current year operating expenses include $1,800,000 of non-recurring charges associated with the accrual of costs for an employment contract and the write-down of proprietary data. Prior year expenses include $1,188,000 of non-recurring charges associated with certain contract liabilities. As adjusted for these non-recurring charges, profit margins increased from 16% in the prior year to 23% in the current year, primarily as a result of increased sales of higher margin proprietary data and cost savings related to the restructuring program implemented during the prior fiscal year. The program included the write-off or write-down for impairment of assets to net realizable value, a reduction in the work force, and the consolidation of certain offices in all operations. In addition, in September 1994, the Company sold the inventories, assets and technologies related to its manufacturing operations and transferred the related personnel to the buyer. The Company estimates that as a result of this program, expenses will be reduced by approximately $800,000 per month.

     Depreciation and amortization expense during the current year reflects decreases in charges resulting from the prior year's restructuring program and the derigging of two seismic vessels offset by an increase in charges on new asset purchases and amortization on the FSU joint ventures discussed below. Selling, general and administrative expenses decreased primarily due to the accrual, in the prior year, of benefits payable over five years under an employment contract with a former executive. As a result of increased borrowings on working capital facilities and equipment financing and higher interest rates, interest expense increased $2,071,000 during the current year.



     As previously discussed, in April 1994, the Company acquired interests in four joint ventures that operate in the FSU. In acquiring these interests, the Company exchanged common stock and cash commitments valued in excess of the fair market value of the net assets received. The excess value was being amortized over a 20 year period and the Company has recorded $392,000 of amortization expense during the current year. The joint ventures were in the start-up phase and the Company recorded $1,477,000 of equity losses during the current year. In June 1995, the Company disposed of its FSU interests and recorded a gain on the sale in the amount of $4,370,000. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Note 15 to Notes to Consolidated Financial Statements.)



     Other costs and expenses for the current year consist mainly of net losses on the disposition of property and equipment related to the sale of a stacked vessel, cables damaged during a survey and the write-down of equipment replaced by the upgraded recording system previously discussed, offset by a gain on the sale of a second decommissioned vessel. The prior year consists mainly of a gain on the sale of a vessel derigged during fiscal 1993. Current year income taxes relate primarily to expanded marine operations in the Far East. Prior year income taxes related primarily to South American operations.



     The increase in equity losses were primarily due to the FSU joint venture. The Indonesian joint venture reduced its losses as a result of cost savings from a restructuring program implemented in April 1994 although the joint venture accrued an additional $800,000 of restructuring costs related to severance costs of $450,000 for 37 employees and lease obligations of $350,000. As of July 31, 1995, the joint venture had terminated 40 employees and paid $391,000 in severance costs that had been accrued in fiscal 1994. The remaining liability for restructuring charges of $800,000 accrued in the current year and $137,000 accrued in the prior year are expected to be paid in fiscal 1997.


FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993


     During the year ended July 31, 1994, the Company's revenues of $115,535,000 increased 8% over the prior year's total of $106,923,000. The Company refocused its operations from marine contract (single client) data acquisition to the acquisition of proprietary (multi-client) data for the Company's seismic data library and to expanding Western Hemisphere land markets. The shift in emphasis was in response to declining market conditions in the Far East, Europe and Africa, excess capacity in the industry's marine segment and increased interest in land-based data acquisition and in offshore proprietary data in North and South America. During fiscal 1994, the Company's land revenues increased 116% to $38,454,000 and sales of proprietary data totaled $11,604,000, a 229% increase from the prior year. During 1994, sales of proprietary data accounted for 10% of revenues compared to 3% in the prior year and the Company increased the book value of its proprietary data library from $9,203,000 to $18,500,000. Primarily as a result of non-cash restructuring and write-down charges incurred in the third quarter and weakness in the Company's Far East markets which existed throughout the year, the Company's operations resulted in an after-tax loss of $14,426,000, compared with a loss of $1,258,000 in fiscal 1993. Operating cash flow during the year was a positive $1,532,000 compared with negative cash flow of $860,000 in the previous year.



     In response to the declining market conditions in the Far East, Europe and Africa, the Company shifted its emphasis to North and South American markets where, as a result of generally higher natural gas prices, demand has increased. In the prior year, international revenues accounted for 74% of the Company's revenues while in the current year such revenues declined to 54%. Furthermore, because of the excess capacity in the industry's marine segment and the increased demand for onshore 3D surveys, the Company's emphasis shifted from marine acquisition to land acquisition activity. The Company derigged four of its vessels during the past

18 months and added three land crews over the last two years. Accordingly, during the past year, total revenues attributable to land acquisition have increased from 17% to 33%, while marine revenues (excluding data library sales) decreased from 47% to 32%. Because of the increased demand for proprietary data acquisition, three of the Company's remaining five vessels were dedicated to the acquisition of funded proprietary data acquisition in Gulf of Mexico waters during most of 1994. The excess capacity in the industry's marine segment also affected data processing operations which decreased 18% over the past year. With reduced amounts of data collected industry-wide, there is less data to be processed, and the Company's unit prices have dropped to remain competitive.


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


     After adjusting for the effects of the restructuring and write-off/write-down for impairment of assets discussed below, the distribution of the Company's cost of services among the Company's marine, land, processing, and proprietary data divisions were consistent with the distribution of the Company's revenues; and operating expenses as a percent of sales were consistent on a year-to-year basis.



     During the third quarter of fiscal 1994, the Company embarked upon a restructuring and reorganization program intended to restore profitability to operations. As part of the restructuring program, the Company incurred charges of $7,261,000 which were designed to bring expenses into line with the size of the Company's existing marketplace. Included in the charges is $5,235,000 for the write-off/write-down for the impairment of assets to their net realizable value. A portion of the write-off pertains to marine ($2,437,000) and land ($552,000) acquisition assets related to decommissioned marine vessels and stacked land crews. The writeoff/write-down also includes the write-down of other marine and land acquisition assets that was not a direct result of the restructuring program ($1,048,000). In addition, the Company wrote-down data processing equipment ($1,198,000), particularly in the Far East, based on the reduced activity in that market. Also included in the $7,261,000 are restructuring charges of $838,000 which relates to severance costs for a 10% reduction in the Company's work force. The remaining costs of $1,188,000 are included in cost of services and include non-recurring expenses associated with certain contract liabilities. The Company estimates that savings from the restructuring will total approximately $500,000 per month. The Company is continuing to restructure its operations by consolidating certain office space and as previously discussed, in August 1994, signed various agreements with Syntron that provided for the sale of certain assets, inventories, and technologies of the Company and the transfer of marine and land engineering and manufacturing personnel to Syntron. See Notes 16 and 17 of Notes to the Consolidated Financial Statements.



     During the current and prior year, the Company has spent approximately $43,500,000 for upgrades to marine vessels, equipment for new land crews and new processing equipment to technologically enhance its market position. As a result, depreciation expense for the year ended July 31, 1994 increased $4,752,000. This increase was partially offset by approximately $500,000 in depreciation savings recognized as a result of the write-off and write-down for impairment of assets discussed above.



     Selling, general and administrative expenses increased during the year ended July 31, 1994 by $684,000 to $5,101,000 primarily as a result of $600,000 in severance benefits payable over the next five years to a former executive pursuant to an employment agreement.



     To provide additional working capital during the past year, the Company obtained a new revolving credit facility providing advances up to $15,000,000, borrowed $6,081,000 in short-term related party debt and financed approximately $4,200,000 of equipment purchases. Accordingly, interest expense for the year ended July 31, 1994 increased significantly from $1,050,000 to $2,879,000.



     Other cost and expenses increased from income of $153,000 to income of $1,542,000 primarily due to improved U.S. to foreign currency exchange rates and gains on the sale of property and equipment from one of the marine vessels that was decommissioned.


     The provision for income taxes in the current year relates primarily to taxes on South American operations. The provision for income taxes in the prior year relates primarily to the previously discussed Mexican operations.


     Equity in losses increased $2.8 million primarily due to expenses incurred by the Indonesian joint venture related to a restructuring program initiated in April 1994. The restructuring program was in response to a declining Indonesian market that resulted in continuing operating losses and poor liquidity to the joint venture and included plans to close the data processing center operated by the joint venture. The Company recognized impairment of value of data processing equipment of $858,000 and Indonesian proprietary seismic data of $430,000. Impairment of the proprietary seismic data resulted since the joint venture's license to sell such data will not be extended by the Indonesian government. Other costs of $42,000 include nonrecurring expenses associated with certain contract liabilities. Restructuring charges of $391,000 relate to severance costs for a reduction in the Company's work force of 40 employees and $137,000 relate to office restoration expenses. As of July 31, 1994 no employees had been terminated and no severance costs had been paid. The joint venture estimates that the liabilities for restructuring charges in the amount of $528,000 will be paid in fiscal 1996 and 1997.

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



     As discussed in Note 21, the accompanying consolidated financial statements for each of the three years in the period ended July 31, 1995 have been restated.


DELOITTE & TOUCHE LLP

Houston, Texas
October 12, 1995

(July 15, 1996 as to Notes 10, 20 and 21)

                         DIGICON INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                (AS RESTATED -- SEE NOTE 21)
REVENUES...................................................  $131,127     $115,535     $106,923
COSTS AND EXPENSES:
  Operating expenses:
     Cost of services......................................   102,817       98,271       91,177
     Restructuring.........................................                    838
  Write-off/write-down for impairment of assets............                  5,235
  Depreciation and amortization............................    13,333       12,693        7,841
  Selling, general and administrative......................     4,428        5,101        4,417
  Interest.................................................     4,950        2,879        1,050
  Gain on sale of investment in FSU joint ventures.........    (4,370)
  Other....................................................       594       (1,542)        (153)
                                                             --------     --------     --------
          Total............................................   121,752      123,475      104,332
                                                             --------     --------     --------
Income (loss) before provision for income taxes and equity
  in loss of 50% or less-owned companies and joint
  ventures.................................................     9,375       (7,940)       2,591
Provision for income taxes.................................     1,411        1,521        1,645
Equity in loss of 50% or less-owned companies and joint
  ventures.................................................     5,186        4,965        2,204
                                                             --------     --------     --------
NET INCOME (LOSS)..........................................  $  2,778     $(14,426)    $ (1,258)
                                                             ========     ========     ========
PER SHARE OF COMMON STOCK:
  Earnings (loss) per share................................  $    .25     $  (1.48)    $   (.15)
                                                             ========     ========     ========
  Weighted average shares..................................    10,958        9,769        8,674
                                                             ========     ========     ========
  Cash dividends -- common stock...........................      None         None         None
                                                             ========     ========     ========


                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1995 AND 1994
           (IN THOUSANDS, EXCEPT FOR PAR VALUE AND NUMBER OF SHARES)


                                                                                    1995          1994
                                                                                  --------      --------
                                                                                     (AS RESTATED --
                                                                                       SEE NOTE 21)
                                     ASSETS
Current assets:
  Cash..........................................................................  $  4,167      $  8,023
  Restricted cash investments...................................................       670           320
  Accounts and notes receivable (net of allowance for doubtful accounts: 1995,
    $603; 1994, $659)...........................................................    39,392        28,476
  Note receivable from FSU joint venture, current portion.......................                     443
  Materials and supplies inventory (net of reserves: 1995, $66; 1994, $68)......     1,331         5,395
  Prepayments and other.........................................................     5,163         3,579
                                                                                  --------      --------
         Total current assets...................................................    50,723        46,236
Property and equipment:
  Seismic equipment.............................................................    53,615        48,622
  Data processing equipment.....................................................    25,335        26,427
  Seismic ships.................................................................                   8,291
  Leasehold improvements and other..............................................    25,054        24,840
                                                                                  --------      --------
         Total..................................................................   104,004       108,180
    Less accumulated depreciation...............................................    58,920        65,096
                                                                                  --------      --------
         Property and equipment -- net..........................................    45,084        43,084
Proprietary seismic data........................................................    27,976        18,500
Investment in and advances to joint ventures....................................       931        10,643
Goodwill (net of accumulated amortization: 1995, $1,168; 1994, $743)............     3,077         3,502
Other assets....................................................................     2,638         1,775
Note receivable from FSU joint venture, non-current portion.....................                     887
                                                                                  --------      --------
         Total..................................................................  $130,429      $124,627
                                                                                  =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term related party loans................................................                $  2,695
  Current maturities of long-term debt..........................................  $ 10,021         6,166
  Accounts payable -- trade.....................................................    18,493        22,026
  Accrued interest..............................................................       406           290
  Other accrued liabilities.....................................................    14,098         8,830
  Income taxes payable..........................................................     1,097         1,406
                                                                                  --------      --------
         Total current liabilities..............................................    44,115        41,413
Non-current liabilities:
  Long-term debt--less current maturities.......................................    25,243        23,000
  Deferred credits..............................................................     1,084         1,323
  Other non-current liabilities.................................................     1,105           341
                                                                                  --------      --------
         Total non-current liabilities..........................................    27,432        24,664
Commitments and contingent liabilities (Note 7)
Stockholders' equity:
  Common stock, $.01 par value; authorized: 20,000,000 shares; issued:
    11,134,939 and 10,450,758 shares at July 31, 1995 and 1994 respectively (see
    Note 18)....................................................................       111           314
  Additional paid-in capital....................................................    71,895        69,366
  Accumulated deficit from August 1, 1991.......................................    (8,352)      (11,130)
  Less: Treasury stock, at cost; 858,497 shares.................................    (4,772)
                                                                                  --------      --------
         Stockholders' equity...................................................    58,882        58,550
                                                                                  --------      --------
         Total..................................................................  $130,429      $124,627
                                                                                  =========     =========


                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)


                                                                           1995        1994        1993
                                                                         --------    --------    --------
                                                                           (AS RESTATED -- SEE NOTE 21)
OPERATING ACTIVITIES:
  Net income (loss)..................................................... $  2,778    $(14,426)   $ (1,258)
  Non-cash items included in income (loss):
     Restructuring accrual..............................................       14         252
     Write-off/write-down for impairment of assets......................                5,235
     Depreciation and amortization......................................   13,333      12,693       7,841
     Amortization of warrants issued with short-term related party
      loans.............................................................       89
     Amortization of deferred gain on sale/leaseback....................     (898)
     (Gain) loss on disposition of property and equipment...............      759      (1,583)       (350)
     Equity in loss of 50% or less-owned companies and joint ventures...    5,186       4,965       2,204

     Gain on sale of investment in FSU joint ventures...................   (4,370)
     Write-down of proprietary seismic data to market...................    1,786         348         589
     Other..............................................................     (600)     (1,137)        585
  Change in operating assets/liabilities (exclusive of the effects of the purchase of GFS in 1993):
     Accounts and notes receivable......................................   (8,095)      4,374       2,991
     Materials and supplies inventory...................................      280         952      (2,520)
     Prepayments and other..............................................     (983)     (1,444)        628
     Proprietary seismic data...........................................  (11,262)    (10,075)     (3,214)
     Other..............................................................       59         873      (1,735)
     Accounts payable -- trade..........................................   (4,728)     (3,717)     (3,640)
     Accrued interest...................................................      116         130         (54)
     Other accrued liabilities..........................................    5,261       3,605        (942)
     Income taxes payable...............................................     (309)        601      (2,146)
     Deferred credits...................................................     (239)       (455)        (14)
     Other non-current liabilities......................................      762         341         175
                                                                         --------    --------    --------
          Total cash provided (used) by operating activities............   (1,061)      1,532        (860)
FINANCING ACTIVITIES:
  Payment of long-term debt.............................................   (7,206)     (3,158)     (8,102)
  Net borrowings under credit agreements................................    1,676       7,446       6,282
  Net proceeds from sale of common stock................................      (72)        (40)     21,083
  Net proceeds from sale of treasury stock..............................    3,984
  Borrowings of short-term related party loans..........................       30       6,081
  Payments of short-term related party loans............................   (2,725)     (3,386)
                                                                         --------    --------    --------
          Total cash provided (used) by financing activities............   (4,313)      6,943      19,263
INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash investments....................     (350)        304          79
  Increase in investment in and advances to joint ventures..............   (3,971)       (891)     (4,145)
  Sale to Syntron, Inc.:
     Inventories and technologies.......................................    1,630
     Property and equipment.............................................    1,370
  Sale of investment in FSU joint ventures..............................    6,000
  Purchase of property and equipment....................................   (4,639)     (5,392)    (19,873)
  Sale of property and equipment........................................    1,433         570       2,545
                                                                         --------    --------    --------
          Total cash provided (used) by investing activities............    1,473      (5,409)    (21,394)
  Currency loss (gain) on foreign cash..................................       45         (88)       (241)
                                                                         --------    --------    --------
  Change in cash and cash equivalents...................................   (3,856)      2,978      (3,232)
  Beginning cash and cash equivalents balance...........................    8,023       5,045       8,277
                                                                         --------    --------    --------
  Ending cash and cash equivalents balance.............................. $  4,167    $  8,023    $  5,045
                                                                         ========    ========    ========


                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)


                                                                           1995        1994        1993
                                                                          -------     -------     -------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Increase in assets/liabilities due to purchase of GFS Company:
     Cash................................................................                         $    65
     Restricted cash investments.........................................                              75
     Accounts and notes receivable.......................................                           3,025
     Materials and supplies inventory....................................                             183
     Prepayments and other...............................................                             363
     Property and equipment -- net.......................................                           3,168
     Goodwill............................................................                           4,245
     Long-term debt......................................................                           2,431
     Accounts payable -- trade...........................................                           6,558
     Accrued interest....................................................                              13
     Other accrued liabilities...........................................                             969
     Common stock........................................................                           1,153
  Increase (decrease) in investment in FSU joint ventures for:
     Common stock........................................................ $ 2,309     $ 7,299
     Accounts and note receivable from FSU joint ventures................    (409)
     Other assets........................................................                 135
  Increase (decrease) in property and equipment for:
     Accounts and notes receivable -- deferred credits utilized..........   2,045
     Execution of capital leases and notes...............................  11,224       4,227       9,844
     Accounts payable -- trade...........................................     334       1,058       2,289
     Deferred credits payable............................................                             805
     Prepayments and other...............................................                          (1,104)
  Increase in materials and supplies inventories for deferred credits....                             987
  Increase in prepayments on property and equipment for notes payable....     601
  Increase in notes receivable for:
     Sale of property and equipment......................................                 250
     Sale of other assets................................................               1,330
  Sale of investment in FSU joint ventures resulting in an increase
     (decrease) in:
     Accounts and notes receivable from purchaser........................   1,790
     Accounts and note receivable from FSU joint ventures................  (1,740)
     Accounts payable -- trade...........................................      78
     Treasury stock......................................................   8,756
  Sale of inventories, property and equipment, and technologies to
     Syntron, Inc. resulting in an increase (decrease) in:
     Accounts and notes receivable -- deferred credits...................   3,255
     Materials and supplies inventory....................................  (2,154)
     Other assets -- deferred credits receivable.........................     857
     Accounts payable -- trade...........................................     957
     Other accrued liabilities -- deferred gain..........................     891
     Other non-current liabilities -- deferred gain......................     110
  Sale of accounts receivable and property and equipment resulting in a decrease in:
     Accounts and notes receivable.......................................     (78)
     Property and equipment -- net.......................................    (247)
     Long-term debt......................................................    (199)
     Accounts payable -- trade...........................................     (18)
     Other non-current liabilities.......................................    (108)
  Increase in additional paid-in capital as a result of warrants issued
     with short-term related party loans.................................      89
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (AS RESTATED -- SEE
  NOTE 21):
  Cash paid for:
     Interest --
       Equipment purchase obligations and unsecured notes payable........   1,060         879         384
       Secured term loan.................................................     635         585         584
       Credit agreements.................................................   1,723         461          46
       Short-term related party loans....................................     199         206
       Other.............................................................   1,388         339         239
     Income taxes........................................................   1,093         606       2,721


                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                                                                        ADDITIONAL         ACCUMULATED
                                                                                      PAID-IN CAPITAL      EARNINGS
                                    COMMON STOCK ISSUED       TREASURY STOCK,       -------------------    (DEFICIT)
                                    -------------------           AT COST                      EMPLOYEE       FROM
                                                   PAR     ---------------------                NOTES       AUGUST 1,
                                      SHARES       VALUE     SHARES      AMOUNT      OTHER     RECEIVABLE    1991
                                    -----------    ----    ----------    -------    -------    --------     --------
BALANCE, JULY 31, 1992...........    22,597,423    $226                             $40,007    $    (48)    $  4,554
Common stock issued in
  acquisition of GFS, net of
  issue costs....................       225,000       2                               1,137
Common stock issued for cash, net
  of issue costs.................     5,456,900      55                              20,994
Collections of employee notes
  receivable.....................                                                                    48
Net loss.........................                                                                             (1,258)
                                     ----------    ----      --------     ------    -------    --------     --------
BALANCE, JULY 31, 1993...........    28,279,323     283                              62,138                    3,296
Common stock issued for
  investment in FSU joint
  ventures, net of issue costs...     3,072,950      31                               7,228
Net loss.........................                                                                            (14,426)
                                     ----------    ----      --------     ------    -------    --------     --------
BALANCE, JULY 31, 1994...........    31,352,273     314                              69,366                  (11,130)
Common stock issued for
  investment in FSU joint
  ventures, net of issue costs...     2,052,543      20                               2,265
One for three reverse stock
  split, net of issue costs......   (22,269,877)   (223)                                175
Warrants issued in conjunction
  with short-term related party
  loans..........................                                                        89
Common stock reacquired in sale
  of investment in FSU joint
  ventures.......................                          (1,708,497)   $(8,756)
Treasury stock issued for cash...                             850,000      3,984
Net income.......................                                                                              2,778
                                     ----------    ----      --------     ------    -------    --------     --------
BALANCE, JULY 31, 1995...........    11,134,939    $111      (858,497)   $(4,772)   $71,895    $            $ (8,352)
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

                 See Notes to Consolidated Financial Statements

                         DIGICON INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION


     The accompanying consolidated financial statements include the accounts of Digicon Inc. ("the Company") and all majority-owned domestic and foreign subsidiaries. Investments in 50% or less-owned companies and joint ventures are accounted for on the equity method. All material intercompany balances and transactions have been eliminated.



USE OF ESTIMATES



     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

ACCOUNTS RECEIVABLE


     Included in accounts and notes receivable at July 31, 1995 and 1994 are unbilled amounts of approximately $10,600,000 and $8,600,000, respectively. Such amounts are either not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months or are currently billable and will be invoiced in the next monthly statement cycle.


PROPRIETARY SEISMIC DATA


     The Company collects and processes certain seismic data for its own account to which it retains all ownership rights and which it resells to clients on a non-transferable, non-exclusive basis. The Company may obtain precommitted sales contracts to help fund the cash requirements of these surveys which generally last from 5 to 7 months. The Company capitalizes the unfunded portion using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the precommitted

                         DIGICON INC. AND SUBSIDIARIES
sales contracts based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The cost of proprietary seismic data is charged to operations in the period sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The Company periodically reviews the carrying value of proprietary seismic data to assess whether there has been a permanent impairment of value and records losses in periods the total estimated costs exceeds total estimated sales or in periods that it is determined that sales would not be sufficient to cover the carrying value of the asset. In general, costs are expected to be recovered from sales over a period of less than 5 years.


MOBILIZATION COST


     Transportation and make-ready expenses of seismic operations prior to commencement of business in an area that would not have been incurred otherwise are amortized over the lesser of the term of the related contract or backlog of contracts in that area or one year. Amounts applicable to operations for the Company's own account are included in the cost of proprietary seismic data. Unamortized mobilization costs, if any, are included in other assets.


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


     It is the Company's policy to periodically review property and equipment lives. In fiscal 1993, a study indicated that the actual lives for certain asset categories generally were longer than the useful lives used for depreciation purposes in the Company's financial statements and the Company extended the estimated useful lives for certain of its seismic acquisition equipment. The effect of this change was to reduce 1993 depreciation expense by $490,000 and decrease the net loss by $490,000, or $.06 per share (as restated for the Reverse Split -- See Note 18).



     In fiscal 1994, the Company recognized impairment of assets in the amount of $5,235,000, or $.54 per share (as restated for the Reverse Split -- See Notes 16 and 18).


RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense when incurred. Research and development costs for the years ended July 31, 1995, 1994 and 1993 were $2,851,000, $4,908,000 and $4,235,000, respectively.

                         DIGICON INC. AND SUBSIDIARIES

INCOME TAXES

     The Company's policy is not to provide for the income taxes, if any, which would be payable if undistributed earnings of foreign consolidated subsidiaries were paid as dividends to the parent company, since such earnings have been or will be reinvested in the business.


     In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires the use of the "liability method" in place of the previously required "deferred method". Under the liability method, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. SFAS 109 allows recognition of all or a portion of benefits from the utilization of net operating loss carryforwards as deferred tax assets if realization is "more likely than not". In periods of changing income tax rates, the liability method will cause fluctuations in net income of companies with deferred taxes. The Company adopted SFAS 109 effective August 1, 1993. The adoption of this standard did not result in a cumulative effect adjustment to equity or income for the year ended July 31, 1994.


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

EARNINGS (LOSS) PER SHARE


     Weighted average shares and earnings (loss) per share have been restated for all periods presented to reflect the effect of the Reverse Split consummated on January 17, 1995. See Note 18.



     Primary loss per share is computed based on the weighted average number of shares of common stock. Primary earnings per share is computed based on the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents include (i) stock options (see Note 6), (ii) warrants (see Note 8) and (iii) contingent shares issuable. Shares issuable upon the conversion of stock options and warrants were disregarded since the treasury stock method of calculation produced no incremental shares or resulted in dilution of less than 3%. For the year ended July 31, 1994, contingent shares issuable under the second stage of the agreements discussed in Note 15 were disregarded due to net losses incurred.



     Fully diluted earnings per share is not presented for the year ended July 31, 1993 and 1994 due to net losses incurred. Fully diluted earnings per share is not presented for the year ended July 31, 1995 since stock options and warrants referenced above had no dilutive effect or resulted in dilution of less than 3%.


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

                         DIGICON INC. AND SUBSIDIARIES

QUASI-REORGANIZATION

     The Company effected a quasi-reorganization adjustment as of July 31, 1991 in which the accumulated deficit at July 31, 1991 of $139,751,000 was offset against additional paid-in capital.

GOODWILL


     The Company has recorded the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized over the period benefits are expected to be derived. The Company periodically reviews the carrying value of goodwill in relation to the current and expected operating results of the businesses or joint ventures in order to assess whether there has been a permanent impairment of such amounts. There were no write-downs as a result of such review during the years ended July 31, 1995, 1994 and 1993.



     See also Notes 9 and 15 relating to the purchase of GFS Company and investment in FSU joint ventures.



NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED



     In March 1995, the FASB issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. the Company will be required to implement this statement for the fiscal year 1997. Implementation of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.



     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." This statement established a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. This statement is effective for fiscal years beginning after December 15, 1995. The Company will be required to implement this statement for the fiscal year 1997. The Company intends to adopt this standard by disclosing the pro forma net income (loss) and net income (loss) per share amounts assuming the fair value method was adopted on August 1, 1995. The adoption of this statement will have no material impact on the Company's consolidated financial statements.


RECLASSIFICATION OF PRIOR YEAR BALANCES


     Certain prior year balances have been reclassified for consistent presentation.


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

                         DIGICON INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

     The Company's long-term debt is as follows:


                                                                   JULY 31,    JULY 31,
                                                                    1995        1994
                                                                   -------     -------
                                                                    (IN THOUSANDS OF
                                                                        DOLLARS)
        Revolving credit agreement due April 1997, at prime
          plus 3% (11.75% at July 31, 1995)....................    $14,123     $12,446
        Secured term loan due June 1997, at 10.75%.............      4,500       6,000
        Unsecured notes maturing through January 1995, at
          10%..................................................                     35
        Equipment purchase obligations maturing through
          February 1999, at an average rate of 11.17% in
          1995.................................................     16,641      10,605
        Real estate note maturing April 1995, at prime plus
          1.25%................................................                     80
                                                                   -------     -------
                  Total........................................     35,264      29,166
        Less current maturities................................     10,021       6,166
                                                                   -------     -------
                  Due after one year...........................    $25,243     $23,000
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

                         DIGICON INC. AND SUBSIDIARIES

     Annual maturities of long-term debt for the next five years are as follows:


                                    FISCAL YEAR                       MATURITIES
                ---------------------------------------------------   -------
                                                                        (IN
                                                                      THOUSANDS
                                                                      OF DOLLARS)
                  1996.............................................   $10,021
                  1997.............................................    21,931
                  1998.............................................     3,105
                  1999.............................................       207



     During the year ended July 31, 1993, the Company incurred interest costs of $1,254,000. The Company capitalized $204,000 of this amount as a cost of leasehold improvements to a chartered vessel. No interest was capitalized during the years ended July 31, 1995 and 1994.


4. INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred tax position are as follows:


                                                                 JULY 31,     JULY 31,
                                                                   1995         1994
                                                                 --------     --------
                                                                   (IN THOUSANDS OF
                                                                       DOLLARS)
        Deferred tax assets:
          Difference between book and tax basis of property
             and equipment....................................   $  4,544     $  3,488
          Reserves not currently deductible...................        156          396
          Operating loss carryforwards........................     50,156       47,046
          Tax credit carryforwards............................      5,761        6,023
          Other...............................................      4,526        2,142
                                                                 --------     --------
                  Total.......................................     65,143       59,095
        Deferred tax liabilities:
          Other...............................................       (314)        (483)
                                                                 --------     --------
        Net deferred tax assets...............................     64,829       58,612
        Valuation allowance...................................    (64,829)     (58,612)
                                                                 --------     --------
        Net deferred tax position.............................   $      0     $      0
                                                                 ========     ========


     Provision for income taxes consists of the following:


                                                                YEARS ENDED JULY 31,
                                                            ----------------------------
                                                             1995       1994       1993
                                                            ------     ------     ------
                                                             (IN THOUSANDS OF DOLLARS)

        Current -- U.S...................................   $   34                $   54
        Current -- foreign...............................    1,490     $1,675      1,481
        Deferred -- foreign..............................     (113)      (154)       110
                                                             -----      -----      -----
                  Total..................................   $1,411     $1,521     $1,645
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

                         DIGICON INC. AND SUBSIDIARIES

     Foreign operations had NOL's of approximately $62,498,000 at July 31, 1995, which are available indefinitely to reduce future foreign taxable income in specific jurisdictions. Included in such amounts are $48,900,000 of NOL's that existed prior to the quasi-reorganization. See Note 1. The foreign component of income (loss) before provision for income taxes was $(5,959,170), $(4,462,206) and $(3,129,000) for the years ended July 31, 1995, 1994 and 1993, respectively.



     Income tax expense is different from the amount computed by multiplying income (loss) before provision for income taxes by the corporate tax rate of 34% for the years ended July 31, 1995, 1994 and 1993 because of the inability to obtain any income tax benefits from operating losses in foreign countries. Additionally, during 1995 other permanent differences arose for both U.S. and foreign income tax purposes. For U.S. income tax purposes, such differences included approximately $16,500,000 relating to the write-off of uncollectible advances to certain foreign subsidiaries. For foreign income tax purposes, such differences included the payment of approximately $1,400,000 in withholding taxes.


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

5. OTHER COSTS AND EXPENSES

     Other costs and expenses consist of the following:


                                                               YEARS ENDED JULY 31,
                                                            ---------------------------
                                                            1995       1994       1993
                                                            -----     -------     -----
                                                             (IN THOUSANDS OF DOLLARS)
        Net foreign currency exchange losses.............   $  43     $    91     $ 416
        Net loss (gain) on disposition of property and
          equipment......................................     759      (1,583)     (350)
        Interest income..................................    (208)        (82)     (255)
        Other............................................                  32        36
                                                             ----        ----      ----
                  Total..................................   $ 594     $(1,542)    $(153)
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

                         DIGICON INC. AND SUBSIDIARIES

     The Company initiated an employee nonqualified stock option plan on September 1, 1992. Options are granted to key employees and are exercisable beginning six months after the date of grant. The option price per share shall not be less than the lesser of (i) fair market value of the common stock on the date the option is granted or (ii) the average fair market value for the common stock during the 30 trading days ending on the trading day next preceding the date the option is granted. Options expire ten years from the date of grant. No options under the plan have been exercised. The exercise prices and number of options existing prior to January 17, 1995 have been adjusted for the Reverse Split. See Note 18. The Company has authorized 658,333 shares of post-Reverse Split common stock to be issued under the plan.



                                                               NUMBER
                                                                 OF          EXERCISE
                                                               OPTIONS        PRICE
                                                               -------     ------------
        Balance, July 31, 1993..............................   560,000        $13.50
          Options cancelled.................................   (70,667)       $13.50
                                                               -------
        Balance, July 31, 1994..............................   489,333        $13.50
          Options issued....................................    13,333        $6.00
          Options cancelled.................................   (79,666)       $13.50
                                                               -------
        Balance, July 31, 1995..............................   423,000     $6.00-$13.50
                                                               =======
        Options exercisable, July 31, 1995..................   418,542
                                                               =======


     The Company also initiated a stock option plan for non-employee directors (the "Director Plan") providing for stock options to be granted to each non-employee director of the Company. The Director Plan provides that on December 31 of each year, each eligible director shall be granted an option to purchase 3,333 shares of the Company's post-Reverse Split common stock, subject to an aggregate limit of 16,667 shares for each director. The exercise price for each option granted shall be the average closing price of the common stock for the 30 trading days prior to the date of grant. The exercise prices of options existing prior to January 17, 1995 have been adjusted for the Reverse Split. Options may be exercised at any time (i) after the later of six months following the date of grant or the first anniversary of the director's service on the board and (ii) before the sixth anniversary of the date of grant, when the option expires. No options under the Director Plan have been exercised. The Company has authorized 200,000 shares of post-Reverse Split common stock to be issued under the Director Plan.


                                                                NUMBER
                                                                  OF         EXERCISE
                                                                OPTIONS       PRICE
                                                                ------     ------------
        Balance, July 31, 1993...............................   20,000        $12.87
          Options issued.....................................   16,667        $6.72
                                                                ------
        Balance, July 31, 1994...............................   36,667     $6.72-$12.87
          Options issued.....................................   19,998        $4.13
                                                                ------
        Balance, July 31, 1995...............................   56,665     $4.13-$12.87
                                                                ======
        Options exercisable, July 31, 1995...................   56,665
                                                                ======


     The Company maintains a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in its United Kingdom offices. Monthly contributions by employees are equal to 3.5% of their salaries with the Company providing an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually at 5%. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan

                         DIGICON INC. AND SUBSIDIARIES
assets consist mainly of investments in marketable securities which are held and managed by an independent trustee. The net periodic pension costs are as follows:

                                                                  YEARS ENDED JULY 31,
                                                                  --------------------
                                                                  1995           1994
                                                                  -----          -----
                                                                   (IN THOUSANDS OF
                                                                       DOLLARS)
        Service costs (benefits earned during the period)......   $ 275         $ 288
        Interest costs on projected benefit obligation.........     253           249
        Return on assets.......................................    (275)         (226)
        Net amortization and deferral..........................       5             4
                                                                  -----         -----
        Net periodic pension costs.............................   $ 258         $ 315
                                                                  =====         =====

     The funded status of the Pension Plan is as follows:


                                                                 JULY 31,     JULY 31,
                                                                   1995         1994
                                                                 --------     --------
                                                                    (IN THOUSANDS OF
                                                                        DOLLARS)
        Plan assets at fair value..............................   $ 3,444      $ 2,841
        Actuarial present value of accumulated vested benefit
          obligations..........................................     3,026        2,472
        Effect of future salary increases......................       517          437
                                                                  -------      -------
          Projected benefit obligation.........................     3,543        2,909
                                                                  -------      -------
        Projected benefit obligation in excess of plan
          assets...............................................       (99)         (68)
        Unrecognized prior service cost........................        13           68
                                                                  -------      -------
        Pension liability......................................   $   (86)     $     0
                                                                  =======      =======


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

7. COMMITMENTS AND CONTINGENT LIABILITIES


     Total rentals of vessels, equipment and office facilities charged to operations amounted to $24,252,000, $20,337,000 and $15,432,000 for the years ended July 31, 1995, 1994 and 1993, respectively.



     Minimum rentals payable under operating leases, principally for office space, and vessel charters with remaining noncancellable terms of at least one year are as follows:



                                      FISCAL                         MINIMUM
                                       YEAR                          RENTALS
                ---------------------------------------------------  -------
                                                                   (IN THOUSANDS
                                                                    OF DOLLARS)
                  1996.............................................  $14,225
                  1997.............................................    7,919
                  1998.............................................    7,244
                  1999.............................................    6,758
                  2000.............................................    3,546
                2001-2013..........................................    7,562

                         DIGICON INC. AND SUBSIDIARIES

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

8. WARRANTS


     The following number of warrants issued and exercise prices have been adjusted for the Reverse Split consummated on January 17, 1995. See Note 18.


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

10. DEFERRED CREDITS


     In August 1992, the Company entered into agreements with a customer pursuant to which the Company received certain seismic equipment with a fair value of approximately $1,792,000 and was obligated to allow $7,800,000 in discounts at specified rates on future seismic services performed by the Company for such customer. The Company recorded a liability in the amount of $7,800,000, property and equipment in the amount of $1,792,000 for the fair value of the seismic equipment received and $6,008,000 as an intangible asset. The intangible asset was being amortized over 84 months, the lease term of one of the Company's marine seismic vessels which was expected to be used to perform the majority of the future seismic services. Amortization expense was $803,000, $864,000 and $504,000 for the years ended July 31, 1995, 1994 and 1993, respectively. Discounts were payable within 3 days of receipt of cash for invoices issued by the Company to the customer for the performance of seismic services and the Company paid $947,000 and $779,000 for the years ended July 31, 1994 and 1993, respectively. At July 31, 1994, remaining discounts in the amount of $6,074,000 were available to such customer. The agreements required the customer to utilize the services of certain

                         DIGICON INC. AND SUBSIDIARIES

Company vessels for a minimum period of 15 months during a period ending June 1995 and to pay certain specified day rates for the charter of such vessels. In July 1995, the agreements were amended to terminate the remaining vessel usage requirement, revise the discount rates available on future seismic services, allow the customer to apply the discounts against the Company's invoices and resolved, in favor of the Company, $1,446,000 of claims for discounts by the customer which the customer alleged were due for services acquired from the Company during fiscal 1994 and 1995. In addition, the discounts available to the customer were reduced by $2,400,000. As a result, the Company reduced the liability for discounts by $2,400,000, recognized a gain of $864,000 included in operating expenses for the year ended July 31, 1995 which equals the difference in the amount of amortization taken and the amount of amortization that would have been taken if the intangible asset had excluded $2,400,000 in value and reduced the intangible asset by $1,536,000.



     In connection with a review by the staff of the Securities and Exchange Commission ("Staff") on May 30, 1996 of the Company's filing on Form 10-K for the year ended July 31, 1995, the Company had discussions with the Staff regarding the Company's method of accounting for the above agreements and transactions. As a result of those discussions, the Company has changed its method of accounting for the transaction. The new method recognizes deferred revenue equal to the fair value of seismic equipment at the time the equipment was received. The deferred revenue is amortized as an adjustment to revenues at a rate determined by the ratio of revenues generated by the customer during a reporting period to total revenues estimated to be generated by the customer under the agreements. This method has been selected because the Company believes it most clearly depicts the manner in which the revenue is earned. Under the new method, no intangible asset or deferred credits are recognized for the difference between total trade discounts which may be earned by the customer on future utilization of the Company's services and the fair value of the seismic equipment. Revenues are recognized net of discounts allowed. The differences in the two methods did not produce a material effect on the historical consolidated financial statements for each of the three years in the period ended July 31, 1995.


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


                                                     REVENUES
                                          -------------------------------     OPERATING
                                          UNAFFILIATED INTERSEGMENT           PROFIT      IDENTIFIABLE
                                          CUSTOMERS    SALES      TOTAL       (LOSS)       ASSETS
                                          --------     -----     --------     -------     --------
                                                         (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1995:
  Geographic areas:
     Europe & Middle East...............  $ 20,230     $ 579     $ 20,809     $ 2,188     $ 11,976
     Far East...........................    25,918        22       25,940       2,621       20,455
     South America......................    21,931                 21,931      (1,996)      16,998
     Eliminations.......................                (601)        (601)
                                          --------     -----     --------     -------     --------
          Totals........................    68,079                 68,079       2,813       49,429
     United States......................    63,048*      126       63,174*      9,263       79,636
     Eliminations.......................                (126)        (126)
                                          --------     -----     --------     -------     --------
          Totals........................   131,127                131,127      12,076      129,065
     Other..............................                                         (594)
     Corporate, general and
       administrative expenses..........                                       (1,527)
     Interest...........................                                       (4,950)
     Income taxes.......................                                       (1,411)
     Gain on sale of investment in FSU
       joint ventures...................                                        4,370
     Investments in 50% or less-owned
       companies and joint ventures.....                                       (5,186)         988
     Corporate assets...................                                                       376
                                          --------     -----     --------     -------     --------
          Totals........................  $131,127     $         $131,127     $ 2,778     $130,429
                                          ========     =====     ========     =======     ========


- ---------------

* Includes export sales of $2,228.


     There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1995. During 1995, depreciation and amortization expense was $3,984,000 for Europe & Middle East, $1,040,000 for Far East, $2,149,000 for South America and $5,762,000 for United States. Capital expenditures were $1,709,000 for Europe & Middle East, $1,240,000 for Far East, $4,252,000 for South America and $11,041,000 for United States.

                         DIGICON INC. AND SUBSIDIARIES

                                                    REVENUES
                                        --------------------------------     OPERATING
                                        UNAFFILIATED INTERSEGMENT             PROFIT      IDENTIFIABLE
                                        CUSTOMERS    SALES       TOTAL        (LOSS)       ASSETS
                                        --------     ------     --------     --------     --------
                                                        (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1994:
  Geographic areas:
     Europe & Middle East.............  $ 29,891     $1,697     $ 31,588     $ (3,120)    $ 28,848
     Far East.........................    16,958                  16,958       (7,851)      14,151
     South America....................    14,219                  14,219         (799)       9,758
     Eliminations.....................               (1,697)      (1,697)
                                        --------     ------     --------     --------     --------
          Totals......................    61,068                  61,068      (11,770)      52,757
     United States....................    54,467*       315       54,782*       7,187       60,649
     Eliminations.....................                 (315)        (315)
                                        --------     ------     --------     --------     --------
          Totals......................   115,535                 115,535       (4,583)     113,406
     Other............................                                          1,542
     Corporate, general and
       administrative expenses........                                         (2,020)
     Interest.........................                                         (2,879)
     Income taxes.....................                                         (1,521)
     Investments in 50% or less-owned
       companies and joint ventures...                                         (4,965)      10,708
     Corporate assets.................                                                         513
                                        --------     ------     --------     --------     --------
          Totals......................  $115,535     $          $115,535     $(14,426)    $124,627
                                        ========     ======     ========     ========     ========


- ---------------

* Includes export sales of $1,501.


     During 1994, United States, Europe & Middle East and Far East revenues include sales to a client which accounted for 10% of total revenues. Operating profit (loss) includes restructuring charges and write-off/write-down for impairment of assets of $1,258,000 for Europe & Middle East, $1,504,000 for Far East, and $3,808,000 for United States. Depreciation and amortization expense was $4,214,000 for Europe & Middle East, $877,000 for Far East, $1,551,000 for South America and $6,030,000 for United States. Capital expenditures were $2,031,000 for Europe & Middle East, $440,000 for Far East, $1,471,000 for South America and $6,720,000 for United States.

                         DIGICON INC. AND SUBSIDIARIES

                                                    REVENUES
                                        ---------------------------------     OPERATING
                                        UNAFFILIATED INTERSEGMENT             PROFIT      IDENTIFIABLE
                                        CUSTOMERS     SALES       TOTAL       (LOSS)       ASSETS
                                        --------     -------     --------     -------     --------
                                                        (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1993:
  Geographic areas:
     Europe & Middle East.............  $ 24,699     $   108     $ 24,807     $ 4,374     $ 33,327
     Africa...........................    13,020                   13,020       2,392        3,850
     Far East.........................    27,783          74       27,857        (425)      17,159
     South America....................     3,945                    3,945         638        7,723
     Eliminations.....................                  (182)        (182)
                                        --------     -------     --------     -------     --------
          Totals......................    69,447                   69,447       6,979       62,059
     United States....................    37,476*      3,639       41,115*       (908)      49,035
     Eliminations.....................                (3,639)      (3,639)
                                        --------     -------     --------     -------     --------
          Totals......................   106,923                  106,923       6,071      111,094
     Other............................                                            153
     Corporate, general and
       administrative expenses........                                         (2,583)
     Interest.........................                                         (1,050)
     Income taxes.....................                                         (1,645)
     Investments in 50% or less-owned
       companies and joint ventures...                                         (2,204)       7,033
     Corporate assets.................                                                         355
                                        --------     -------     --------     -------     --------
          Totals......................  $106,923     $           $106,923     $(1,258)    $118,482
                                        ========     =======     ========     =======     ========


- ---------------

* Includes export sales of $10,138.


     During 1993, United States, Europe & Middle East, Africa and Far East revenues include sales to two clients which accounted for 16% and 11% of total revenues. Depreciation and amortization expense was $2,345,000 for Europe & Middle East, $230,000 for Africa, $430,000 for Far East, $140,000 for South America and $4,678,000 for United States. Capital expenditures were $15,302,000 for Europe & Middle East, $275,000 for Africa, $2,688,000 for Far East, $3,692,000 for South America and $10,809,000 for United States.



12. COMMON AND PREFERRED STOCK



     See Note 18 relating to the Reverse Split consummated on January 17, 1995.


     In December 1992, the Company sold, in an underwritten public offering, 5,456,900 shares of pre-Reverse Split common stock at $4.25 per share. The Company incurred approximately $2,104,000 of issuance costs in conjunction with the offering and these costs have been charged to additional paid-in capital.


     See also Notes 9 and 15 relating to the issuance of pre-Reverse Split common stock for the purchase of GFS Company and investment in FSU joint ventures.



     On June 6, 1995, 850,000 shares of treasury stock were sold to an institutional investor at a price of $4.6875 per share.



     The board of directors, without any action by the stockholders, is authorized to issue up to 1 million shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends

                         DIGICON INC. AND SUBSIDIARIES
and in liquidation and the conversion and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 1995, 1994 or 1993.


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


     The Company sold certain assets during July 1994 to Caspian Geophysical, a joint venture in which the Company had an indirect 10% interest, for a note receivable payable in 36 monthly installments of $41,667 with an imputed interest rate of 10%. The net gain recorded after eliminating intercompany profits was $148,000. The note receivable was repaid in June 1995 as a result of the sale of the Company's interest in the joint venture. See Note 15.


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

                         DIGICON INC. AND SUBSIDIARIES

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


16. WRITE-OFF/WRITE-DOWN OF ASSETS AND RESTRUCTURING CHARGES



     In response to operating losses in certain markets which adversely impacted the Company's liquidity during the year ended July 31, 1994, management made a decision to restructure its operations and revalue certain assets in April 1994 and accordingly incurred $7,261,000 in total expenses relating to such decision. Costs of $1,188,000 are included in cost of services and include non-recurring expenses associated with certain contract liabilities. Also included in the $7,261,000 is $5,235,000 for the write-off/write-down for the impairment of assets to their net realizable value. A portion of the write-off pertains to marine ($2,437,000) and land ($552,000) acquisition assets related to decommissioned marine vessels and stacked land crews. The write-off/write-down for impairment of assets also includes the write-down of certain other marine and land acquisition assets that were not a direct result of the restructuring program ($1,048,000). In addition, the Company wrote down data processing equipment ($1,198,000), particularly in the Far East, based on the declining market. The remaining costs are restructuring charges of $838,000 which relates to severance costs for a reduction in the Company's workforce of 82 employees. Employees to be terminated are from the processing centers, marine and land crews, marine support, manufacturing, research and development and corporate groups. As of July 31, 1995, 79 employees have been terminated and $670,000 in severance costs have been paid. The Company estimates that all remaining liabilities in the amount of $168,000 will be paid during fiscal 1996.



17. SALE OF INVENTORIES, ASSETS AND TECHNOLOGIES


     On August 31, 1994, the Company entered into a series of agreements with Syntron, Inc. ("Syntron") that provided for the sale of certain assets, inventories, and technologies by the Company to Syntron and the assumption of certain liabilities by Syntron. The sale price was $7,500,000 payable in cash of $3,000,000 and $4,500,000 in credits to be applied against future purchases from Syntron by the Company. The agreements also provide that for a period of three years, Syntron will be the sole supplier to the Company of certain acquisition, monitoring, and recording equipment that is competitively priced, deliverable on a timely basis and is technologically competitive. In addition, the Company has agreed to lease back certain marine and land recording equipment from Syntron for a period of up to 36 months with minimum lease terms ranging from 7 1/2 to 17 1/2 months. The difference between the sale price and the net book value of the net assets sold after discounting the credits by 2 1/2% was a $1,001,000 gain which is being recognized on a pro rata basis over the minimum lease terms as a reduction in rental expense. Unused credits in the amount of $1,210,000 and $857,000 are included in accounts and notes receivable and other assets, respectively, at July 31, 1995.

                         DIGICON INC. AND SUBSIDIARIES

18. REVERSE STOCK SPLIT



     On December 14, 1994, shareholders approved a one for three reverse stock split (the "Reverse Split") to holders of record on January 17, 1995, with no change in par value. On January 17, 1995, there were 33,404,816 shares of common stock outstanding which were converted into 11,134,939 shares of post-Reverse Split common stock. The net effect of these transactions was a charge to common stock and a credit to additional paid-in capital of approximately $223,000. All references to the number of shares and per share amounts have been retroactively adjusted for the effects of the Reverse Split unless otherwise indicated.


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

                         DIGICON INC. AND SUBSIDIARIES

19.SELECTED UNAUDITED QUARTERLY FINANCIAL DATA


     FOR THE YEARS ENDED JULY 31, 1995 AND 1994
     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)(*)


     The Company's quarterly consolidated financial statements for the years ended July 31, 1995 and 1994 have been restated to account for the Company's investment in an 80% owned joint venture on the equity method of accounting other than on consolidation accounting. See Note 21. The effects of the restatement are as follows:



                                                  FOR THE YEAR ENDED JULY 31, 1995
                           -------------------------------------------------------------------------------
                              1ST QUARTER         2ND QUARTER          3RD QUARTER          4TH QUARTER
                           -----------------   -----------------   -------------------   -----------------
                             AS                  AS                   AS                   AS
                           PREVIOUSLY   AS     PREVIOUSLY   AS     PREVIOUSLY    AS      PREVIOUSLY   AS
                           REPORTED  RESTATED  REPORTED  RESTATED  REPORTED   RESTATED   REPORTED  RESTATED
                           -------   -------   -------   -------   --------   --------   -------   -------
Revenues.................. $32,000   $31,811   $30,266   $29,993   $ 34,448   $ 34,197   $35,855   $35,126
Operating expense:
  Cost of services........  25,008    24,109    22,701    22,225     27,767     27,320    30,436    29,163
  Restructuring...........                                                                   800
Depreciation and
  amortization............   3,393     3,285     3,453     3,346      3,469      3,361     3,448     3,341
Selling, general and
  administrative..........   1,106     1,106     1,058     1,058      1,244      1,244     1,020     1,020
Gain on sale of investment
  in FSU joint ventures...                                                                 4,370     4,370
Income before provision
  for income taxes and
  equity in loss of 50% or
  less-owned companies and
  joint ventures..........   1,689     2,557     1,475     1,825        694      1,054     2,438     3,939
Net income................     607       607       829       829        479        479       863       863
Net income per share of
  common stock*...........     .06       .06       .07       .07        .04        .04       .08       .08



                                                 FOR THE YEAR ENDED JULY 31, 1994
                          -------------------------------------------------------------------------------
                             1ST QUARTER         2ND QUARTER          3RD QUARTER          4TH QUARTER
                          -----------------   -----------------    ------------------   -----------------
                            AS                  AS                   AS                   AS
                          PREVIOUSLY   AS     PREVIOUSLY   AS      PREVIOUSLY   AS      PREVIOUSLY   AS
                          REPORTED  RESTATED  REPORTED  RESTATED   REPORTED   RESTATED  REPORTED  RESTATED
                          -------   -------   -------   -------    -------    -------   -------   -------
Revenues................. $32,274   $31,384   $30,475   $29,759    $25,463    $24,882   $29,766   $29,510
Operating expense:
  Cost of services.......  26,305    25,259    25,708    24,580     24,968     25,092    24,329    23,340
  Restructuring..........                                            1,363        838
Write-off/write-down for
  impairment of assets...                                            6,523      5,235
Depreciation and
  amortization...........   3,374     2,969     3,560     3,257      3,541      3,291     3,283     3,176
Selling, general and
  administrative.........   1,080     1,080     1,716     1,716      1,438      1,438       867       867
Income (loss) before
  provision for income
  taxes and equity in
  loss of 50% or
  less-owned companies
  and joint ventures.....     960     1,554      (729)       42    (13,061)   (10,791)      370     1,255
Net income (loss)........     717       717      (982)     (982)   (13,688)   (13,688)     (473)     (473)
Net income (loss) per
  share of common
  stock*.................     .08       .08      (.10)     (.10)     (1.40)     (1.40)     (.05)     (.05)



- ---------------



(*) Reported quarterly earnings (loss) per share is based on each quarter's weighted average shares outstanding. The quarters may not total to the reported annual earnings (loss) per share due in part to fluctuations in common shares outstanding. Weighted average shares for all periods presented have been restated for the Reverse Split consummated on January 17, 1995. See Note 18.

                         DIGICON INC. AND SUBSIDIARIES

20. SUBSEQUENT EVENTS -- (UNAUDITED)



     In September 1995, the Company sold its 858,497 shares of treasury stock to a group of institutional investors at a price of $4.6875 per share for total cash proceeds of $4,024,204.



     On March 18, 1996, the board of directors declared a dividend distribution, to common shareholders of record on April 1, 1996, of one right that entitles a stockholder to purchase a fraction of a share of a class of preferred stock upon the occurrence of specified events enumerated by the rights agreement. Such preferred stock, although not issued at April 30, 1996 could, depending on the terms of such stock, provide for a liquidation preference over the Company's common stock. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire the Company. The Company has agreed to give notice of the redemption of the rights prior to consummation of the transaction described below which will result in termination of the rights agreement. Also see Note 12.



     On May 10, 1996 the Company entered into a Combination Agreement (the "Agreement") with Veritas Energy Services Inc. ("Veritas"), a Canadian company. The terms of the Agreement provide that Veritas will be combined with and into the Company (the "Combination"). As a result of the Combination, each share of Veritas no par value common shares outstanding will be converted into the right to receive Veritas no par value exchangeable stock (the "Exchangeable Stock") at an exchange ratio of 0.8 of a share of Exchangeable Stock per Veritas common share. All of the holders of Veritas common shares, except for those shareholders (required to be 5% or less of the outstanding Veritas common shares by the terms of the Agreement) who perfect and properly exercise their right to dissent from the Combination and receive fair value of their shares in cash, will become holders of Exchangeable Stock. It is estimated that a minimum of approximately 7 million shares of Exchangeable Stock will be issued. The aggregate stated capital of the Exchangeable Stock will be equal to the aggregate stated capital of the Veritas common shares immediately prior to the Combination that are exchanged or approximately $29.5 million. The Exchangeable Stock will be convertible, at the discretion of the stockholder, on a one-for-one basis into shares of the Company's $0.01 par value common stock and their holders will have rights identical to the holders of the Company's common stock. Options to purchase shares of Veritas Common Stock ("Veritas Option") will be converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per Veritas Option. The Veritas articles of amalgamation will be amended to reduce the number of authorized Veritas common shares to one which will be held by the Company. Consummation of the proposed Combination awaits approval of the Company's and Veritas' shareholders and US and Canadian regulatory authorities.



     The Combination is to be accounted for as a pooling of interests, and accordingly, the financial position and results of operations of the Company and Veritas will be combined upon consummation of the merger, and Veritas' fiscal year will be conformed to the Company's fiscal year. In addition, all prior periods presented will be restated to give effect to the Combination.



     Presented below is pro forma statement of operations information assuming the Combination had occurred on August 1, 1992. Amounts related to Veritas have been converted into the Company's reporting currency, United States ("U.S.") dollars, using weighted average exchange rates and have been adjusted for differences between U.S. and Canadian generally accepted accounting principles ("GAAP"). GAAP adjustments include adjustments to (i) write off foreign exchange gains and (losses) on borrowings which are deferred and amortized over the period of the debt affecting net income by approximately ($220,000); $253,000 and ($25,000) for the years ended July 31, 1993, 1994 and 1995, respectively and
(ii) reverse the effect of a prior period adjustment affecting net income by approximately ($834,000) and $314,000 for the

                         DIGICON INC. AND SUBSIDIARIES
years ended July 31, 1994 and 1995, respectively. All amounts are presented in thousands except per share amounts.



                                                               1995         1994         1993
                                                             --------     --------     --------
Revenues...................................................  $215,630     $178,392     $146,090
                                                             ========     ========     ========
Net income (loss)..........................................  $  5,594     $(10,354)    $    574
                                                             ========     ========     ========
Earnings (loss) per share..................................  $   0.31     $  (0.66)    $   0.05
                                                             ========     ========     ========



     There are no anticipated changes in accounting methods for either the Company or Veritas as a result of the combination whose effects should be considered in the supplemental information presented above.



21. RESTATEMENT



     In connection with a review by the Staff of the Securities and Exchange Commission ("Staff") on May 30, 1996 of the Company's filing on Form 10-K for the year ended July 31, 1995, the Company had discussions with the Staff regarding its accounting policy for consolidation of its 80% owned Indonesian joint venture ("joint venture"). The Company has historically consolidated this joint venture. This joint venture has incurred cumulative losses since its incorporation in 1984 through April 30, 1996 of $13,422,000. The Company has recognized and continues to recognize 100% of the joint venture's losses in its consolidated financial statements reduced only by the amount of the majority-interest owner's initial capital investment.



     The joint venture's business activities are overseen by a board of directors, with a majority of membership controlled by the Company, and a board of commissioners, with a majority of membership controlled by the minority interest owner. There are certain corporate actions that require the approval of both boards, including: the borrowing of money, making loans to third parties or shareholders, guaranteeing third party obligations, acquiring assets costing in excess of $10,000 and pledging assets of the joint venture for joint venture or third party obligations. Because the minority interest owner has a contractual equal voice in such matters, the Company does not control the joint venture, and therefore, consolidation accounting is not appropriate.



     Accordingly, the Company has restated its consolidated financial statements for all periods presented to account for its investment in the joint venture on the equity method of accounting rather than consolidation accounting. The difference in the methods is that the Company's investment is presented in the Consolidated Balance Sheets as investment in and advances to joint ventures rather than including the assets and liabilities of the joint venture in the Consolidated Balance Sheets. In addition, the results of the joint venture's operations are included in the Company's Consolidated Statements of Operations in the amount shown as equity in loss of 50% or less-owned companies and joint ventures rather than being included as part of revenues and expenses. The change to the equity method of accounting causes a change in the presentation and most of the previously reported amounts of the consolidated financial statements of the Company but it does not cause any difference in the historically reported amounts of net income (loss), earnings (loss) per share or stockholders' equity.

                         DIGICON INC. AND SUBSIDIARIES

     The effects of the restatement are summarized as follows:



                                                    FOR THE YEARS ENDED JULY 31,
                                 -------------------------------------------------------------------
                                         1995                   1994                    1993
                                 --------------------   --------------------    --------------------
                                    AS                     AS                      AS
                                 PREVIOUSLY     AS      PREVIOUSLY     AS       PREVIOUSLY     AS
                                 REPORTED    RESTATED   REPORTED    RESTATED    REPORTED    RESTATED
                                 --------    --------   --------    --------    --------    --------
                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS
Revenues.......................  $132,569    $131,127   $117,978    $115,535    $117,709    $106,923
Cost of services...............   105,912     102,817    101,310      98,271     101,866      91,177
Restructuring..................       800                  1,363         838
Write-off/write-down for
  impairment of assets.........                            6,523       5,235
Depreciation and
  amortization.................    13,763      13,333     13,758      12,693       9,620       7,841
Interest.......................     5,142       4,950      3,085       2,879       1,217       1,050
Other..........................       598         594       (702)     (1,542)        184        (153)
Provision for income taxes.....     2,033       1,411      1,521       1,521       1,609       1,645
Equity in loss of 50% or less-
  owned companies and joint
  ventures.....................     1,485       5,186        445       4,965          54       2,204
Net income (loss)..............     2,778       2,778    (14,426)    (14,426)     (1,258)     (1,258)
Net income (loss) per share....       .25         .25      (1.48)      (1.48)       (.15)       (.15)



                                                                    AS OF JULY 31,
                                                      -------------------------------------------
                                                             1995                    1994
                                                      -------------------     -------------------
                                                        AS                      AS
                                                      PREVIOUSLY    AS        PREVIOUSLY    AS
                                                      REPORTED    RESTATED    REPORTED    RESTATED
                                                      -------     -------     -------     -------
                                                               (IN THOUSANDS OF DOLLARS)
CONSOLIDATED BALANCE SHEETS
Cash................................................  $ 4,209     $ 4,167     $ 8,365     $ 8,023
Accounts and notes receivable.......................   40,662      39,392      30,427      28,476
Materials and supplies inventory....................    1,335       1,331       5,410       5,395
Prepayments and other...............................    6,619       5,163       4,692       3,579
Property and equipment -- net.......................   48,838      45,084      48,892      43,084
Proprietary seismic data............................   28,444      27,976      19,638      18,500
Investment in and advances to joint ventures........                  931       8,478      10,643
Other assets........................................    1,216       2,638         802       1,775
Current maturities of long-term debt................   10,915      10,021
Accounts payable -- trade...........................   18,875      18,493      23,740      22,026
Accrued interest....................................      409         406         293         290
Other accrued liabilities...........................   14,869      14,098       9,205       8,830
Long-term debt -- less current maturities...........                           23,922      23,000

                         DIGICON INC. AND SUBSIDIARIES

22. INVESTMENT IN INDONESIAN JOINT VENTURE



     The Indonesian joint venture, P.T. Digicon Mega Pratama, provides seismic data acquisition and processing services. The Company's investment in this joint venture, including advances, was $931,000 and $2,165,000 as of July 31, 1995 and 1994, respectively.



     The Company's equity in the loss of this investment was $3,701,000, $4,520,000, and $2,150,000 for the years ended July 31, 1995 1994 and 1993 respectively.



     Summarized financial information of this joint venture is as follows:



                                                                     JULY 31,     JULY 31,
                                                                       1995         1994
                                                                     --------     --------
                                                                       (IN THOUSANDS OF
                                                                           DOLLARS)
    Current assets:
      Cash.........................................................  $     42     $    342
      Accounts and notes receivable -- net.........................     1,270        1,951
      Prepayments and other........................................        38          155
                                                                     --------     --------
           Total current assets....................................     1,350        2,448
    Property and equipment -- net..................................     1,163        1,593
    Proprietary seismic data.......................................       468        1,138
                                                                     --------     --------
           Total assets............................................  $  2,981     $  5,179
                                                                     ========     ========
    Current liabilities:
      Current maturities of long-term debt.........................  $    894
      Accounts payable -- trade....................................       382     $  1,714
      Other accrued liabilities....................................       774          378
                                                                     --------     --------
           Total current liabilities...............................     2,050        2,092
    Non-current liabilities:
      Long-term debt...............................................                    922
      Advances from Digicon........................................    12,587       10,120
                                                                     --------     --------
           Total non-current liabilities...........................    12,587       11,042
    Stockholders' equity
      Common stock.................................................     2,575        2,575
      Accumulated deficit..........................................   (14,231)     (10,530)
                                                                     --------     --------
           Total stockholders' equity..............................   (11,656)      (7,955)
                                                                     --------     --------
           Total liabilities and stockholders' equity..............  $  2,981     $  5,179
                                                                     ========     ========



                                                             FOR THE YEARS ENDED JULY 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                               (IN THOUSANDS OF DOLLARS)
    Revenues..............................................  $ 1,442     $ 2,443     $10,786
    Costs and Expenses:
    Operating expenses:
      Cost of services....................................    3,095       3,039      10,689
      Restructuring.......................................      800         525
    Write-off/write-down for impairment of assets.........                1,288
    Depreciation and amortization.........................      430       1,065       1,779
    Interest..............................................      192         206         167
    Other.................................................        4         840         337
                                                            -------     -------     -------
           Total..........................................    4,521       6,963      12,972
    Loss before (provision) benefit for income taxes......   (3,079)     (4,520)     (2,186)
    (Provision) benefit for income taxes..................     (622)         --          36
                                                            -------     -------     -------
    Net loss..............................................  $(3,701)    $(4,520)    $(2,150)
                                                            =======     =======     =======

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                       CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          PAGE
                                                                                          NUMBER
                                                                                          ---
Independent Auditors' Report...........................................................    18
Consolidated Statements of Operations For the Three Years Ended July 31, 1995..........    19
Consolidated Balance Sheets -- July 31, 1995 and 1994..................................    20
Consolidated Statements of Cash Flows For the Three Years Ended July 31, 1995..........    21
Consolidated Statements of Changes in Stockholders' Equity For the Three Years Ended
  July 31, 1995........................................................................    23
Notes to Consolidated Financial Statements.............................................    24



                         FINANCIAL STATEMENT SCHEDULES



     Separate audited Combined Financial Statements of DG Seis Overseas Limited, MD Seis Geophysical Co. Ltd. and Seismic Technology, Inc. as of December 31, 1994 and for the period from April 1, 1994 (date of inception) to December 31, 1994.



     All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.



            FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 1995


     Form 8-K Report was filed as of June 6, 1995 with respect to the sale of the Company's joint venture interests in the former Soviet Union.

                                 EXHIBIT INDEX

  EXHIBIT
- -----------
   3-A)     -- Restated Certificate of Incorporation (with Amendments) of Digicon Inc.
               dated December 17, 1992. (Exhibit 3-A to Digicon's Annual Report on Form
               10-K for the year ended July 31, 1994.)
   3-B)     -- Certificate of Ownership and Merger of New Digicon Inc. and Digicon Inc.
               (Exhibit 3-B to Digicon's Registration Statement No. 33-43873, dated
               November 12, 1991, is incorporated herein by reference).
   3-C)     -- By-laws of New Digicon Inc. dated June 24, 1991 (Exhibit 3-I to
               Digicon's Form 10-K Report for the year ended July 31, 1991, is incorporated herein by reference).
   3-D)     -- Certificate of Amendment of Certificate of Incorporation of Digicon Inc.
               dated February 6, 1992. (Exhibit 3-D to Digicon's Annual Report on Form
               10-K for the year ended July 31, 1994.)
   4-A)     -- Specimen Digicon Inc. common stock certificate (Exhibit 4.1 to Digicon's
               Amendment No. 3 to Registration Statement No. 33-40197, dated June 7,
               1991, is incorporated herein by reference).
   10-A)    -- Employment Agreement dated September 1, 1992, between Digicon Inc. and
               Edward R. Prince, Jr. (Exhibit 10-A to Digicon's Amendment No. 3 to
               Registration Statement No. 33-54384, dated December 17, 1992).
   10-B)    -- Employment Agreement dated September 1, 1992, between Digicon Inc. and
               Larry E. Lenig, Jr. (Exhibit 10-B to Digicon's Amendment No. 3 to
               Registration Statement No. 33-54384, dated December 17, 1992).
   10-C)    -- Employment Agreement dated as of May 19, 1988, by and between Digicon
               Inc. and David R. Steetle as supplemented by letter agreements dated
               January 5, 1990 and June 12, 1990. (Exhibit 10-C to Digicon's
               Registration Statement No. 33-43873, dated November 12, 1991).
   10-D)    -- Employment Agreement dated October 29, 1992, between Digicon Inc. and
               Stephen J. Ludlow (Exhibit 10-D to Digicon's Amendment No. 3 to
               Registration Statement No. 33-54384, dated December 17, 1992).
   10-E)    -- Salary Continuation Agreement executed by Nicholas A. C. Bright, Richard
               W. McNairy and Allan C. Pogach. (Exhibit 10-E to Digicon's Annual Report
               on Form 10-K for the year ended July 31, 1994.)
   10-F)    -- Registration Rights Agreement dated June 7, 1991, by and among Digicon,
               Quantum Fund N.V., Jupiter & Associates, ATID II Investors Limited
               Partnership and certain holders of common stock. (Exhibit 10-F to
               Digicon's Registration Statement No. 33-43873, dated November 12, 1991).
   10-G)    -- Warrant Agreement (Exhibit 10.20 to Digicon's Amendment No. 5 to
               Registration Statement No. 33-40197, dated June 21, 1991, is incorporated herein by reference).
   10-H)    -- Funding and Stockholders' Agreement dated as of April 9, 1991 (Exhibit
               10.23 to Digicon's Amendment No. 3 to Registration Statement No.
               33-40197, dated June 7, 1991, is incorporated herein by reference).
   10-I)    -- Note Purchase Agreement dated June 29, 1992, between Digicon and
               Hanseatic Corporation, as Agent. (Exhibit 10-O to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1992).
   10-J)    -- Warrant Agreement dated June 29, 1992, between Digicon and Hanseatic
               Corporation, as Agent. (Exhibit 10-P to Digicon's Annual Report on Form
               10-K for the year ended July 31, 1992).

  EXHIBIT
- -----------
   10-K)    -- Registration Rights Agreement dated June 29, 1992, between Digicon and
               Hanseatic Corporation, as Agent. (Exhibit 10-Q to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1992).
   10-L)    -- Memorandum of Agreement dated August 13, 1992, between Digicon and Mobil
               Tankships (U.S.A.) with respect to the purchase and sale of the M/V
               MOBIL SEARCH. (Exhibit 10-R to Digicon's Annual Report on Form 10-K for
               the year ended July 31, 1992).
   10-M)    -- Asset Purchase Agreement dated August 31, 1994, between Syntron, Inc.
               and Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc., and
               Digicon Inc. (Exhibit 10-M to Digicon's Annual Report on Form 10-K for
               the year ended July 31, 1994.)
   10-N)    -- Loan and Security Agreement dated April 11, 1994, between Foothill
               Capital Corporation and Digicon Inc., Digicon Geophysical Corp.,
               Digicon/GFS Inc., Digital Exploration Ltd. and Digicon Exploration Ltd.
               (Exhibit 10-N to Digicon's Annual Report on Form 10-K for the year ended
               July 31, 1994.)
   10-O)    -- Loan and Security Agreement dated July 26, 1994, between Digicon Inc.,
               Digicon Geophysical Corp., Digicon/GFS Inc., Digital Exploration Ltd.
               and Digicon Exploration, Ltd. and Soros Capital, L.P., CCF Jupiter L.P.
               and Jupiter Management Co., Inc. (Exhibit 10-O to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1994.)
   10-P)    -- Fixed Loan Agreement dated May 13, 1992, by and between P.T. Digicon
               Mega Pratama and Lippobank. (Exhibit 10-W to Digicon's Amendment No. 3
               to Registration Statement No. 33-54384, dated December 17, 1992).
   10-Q)    -- 1992 Employee Nonqualified Stock Option Plan. (Exhibit 10-S to Digicon's
               Amendment No. 3 to Registration Statement No. 33-54384, dated December
               17, 1992).
   10-R)    -- 1992 Non-Employee Director Stock Option Plan. (Exhibit 10-T to Digicon's
               Amendment No. 3 to Registration Statement No. 33-54384, dated December
               17, 1992.)
   10-S)    -- Stock Purchase Agreement dated June 6, 1995 by and among Digicon Inc.
               and MD Seis International relating to the sale, by the Company, of its interests in certain joint ventures established to pursue business opportunities in the former Soviet Union. (Exhibit 10-a to Digicon's
               Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)
   *11)     -- Computation of Income (Loss) Per Common and Common Equivalent Share.
   *21)     -- Subsidiaries of Registrant.
    27)     -- Financial Data Schedule for the period ended July 31, 1995 (filed electronically herewith).


- ------------

* Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of July, 1996.


                                          DIGICON INC.


                                          By: Richard W. McNairy
                                          --------------------------------------
                                              Richard W. McNairy
                                              (Vice President and Chief
                                                 Financial Officer)