Form 10-K405/A
period 1995-07-31
DIGICON INC
filed 1996-08-20
CIK 28866

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                 FORM 10-K/A-3

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

===============================================================================

                               TABLE OF CONTENTS


                                 FORM 10-K/A-3



                                                                                       PAGE
ITEM                                                                                  NUMBER
                                                                                      ------
                                          PART IV
14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  46
      Signatures......................................................................  49

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
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


     Separate audited financial statements of P.T. Digicon Mega Pratama as of July 31, 1995 and 1994 and for the three years ended July 31, 1995.


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

  EXHIBIT
- -----------
   10-K)    -- Registration Rights Agreement dated June 29, 1992, between Digicon and
               Hanseatic Corporation, as Agent. (Exhibit 10-Q to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1992).
   10-L)    -- Memorandum of Agreement dated August 13, 1992, between Digicon and Mobil
               Tankships (U.S.A.) with respect to the purchase and sale of the M/V
               MOBIL SEARCH. (Exhibit 10-R to Digicon's Annual Report on Form 10-K for
               the year ended July 31, 1992).
   10-M)    -- Asset Purchase Agreement dated August 31, 1994, between Syntron, Inc.
               and Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc., and
               Digicon Inc. (Exhibit 10-M to Digicon's Annual Report on Form 10-K for
               the year ended July 31, 1994.)
   10-N)    -- Loan and Security Agreement dated April 11, 1994, between Foothill
               Capital Corporation and Digicon Inc., Digicon Geophysical Corp.,
               Digicon/GFS Inc., Digital Exploration Ltd. and Digicon Exploration Ltd.
               (Exhibit 10-N to Digicon's Annual Report on Form 10-K for the year ended
               July 31, 1994.)
   10-O)    -- Loan and Security Agreement dated July 26, 1994, between Digicon Inc.,
               Digicon Geophysical Corp., Digicon/GFS Inc., Digital Exploration Ltd.
               and Digicon Exploration, Ltd. and Soros Capital, L.P., CCF Jupiter L.P.
               and Jupiter Management Co., Inc. (Exhibit 10-O to Digicon's Annual
               Report on Form 10-K for the year ended July 31, 1994.)
   10-P)    -- Fixed Loan Agreement dated May 13, 1992, by and between P.T. Digicon
               Mega Pratama and Lippobank. (Exhibit 10-W to Digicon's Amendment No. 3
               to Registration Statement No. 33-54384, dated December 17, 1992).
   10-Q)    -- 1992 Employee Nonqualified Stock Option Plan. (Exhibit 10-S to Digicon's
               Amendment No. 3 to Registration Statement No. 33-54384, dated December
               17, 1992).
   10-R)    -- 1992 Non-Employee Director Stock Option Plan. (Exhibit 10-T to Digicon's
               Amendment No. 3 to Registration Statement No. 33-54384, dated December
               17, 1992.)
   10-S)    -- Stock Purchase Agreement dated June 6, 1995 by and among Digicon Inc.
               and MD Seis International relating to the sale, by the Company, of its interests in certain joint ventures established to pursue business opportunities in the former Soviet Union. (Exhibit 10-a to Digicon's
               Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)
    11)     -- Computation of Income (Loss) Per Common and Common Equivalent Share.
    21)     -- Subsidiaries of Registrant.
    27)     -- Financial Data Schedule for the period ended July 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August, 1996.


                                          DIGICON INC.


                                          By: /s/  Richard W. McNairy

                                          --------------------------------------
                                              Richard W. McNairy
                                              (Vice President and Chief
                                              Financial Officer)

                          INDEPENDENT AUDITORS' REPORT



P.T. Digicon Mega Pratama:



     We have audited the accompanying balance sheets of P.T. Digicon Mega Pratama (an 80% owned joint venture of Digicon Inc.) as of July 31, 1995 and 1994, and the related statements of operations, cash flows and changes in stockholders' deficit for each of the three years in the period ended July 31, 1995 (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at July 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP


Houston, Texas

August 16, 1996

                           P.T. DIGICON MEGA PRATAMA



                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993

                           (IN THOUSANDS OF DOLLARS)



                                                                 1995        1994        1993
                                                                -------     -------     -------
REVENUES......................................................  $ 1,443     $ 2,518     $11,012
COSTS AND EXPENSES:
  Operating expenses:
     Cost of services.........................................    3,571       4,028      10,776
     Restructuring charges....................................                1,339
  Loss on abandonment of seismic data processing operations...    1,797
  Depreciation and amortization...............................      430       1,065       1,779
  Interest....................................................      192         206         167
  Other.......................................................        4         (32)        351
                                                                -------     -------     -------
          Total...............................................    5,994       6,606      13,073
                                                                -------     -------     -------
Loss before provision for (benefit from) income taxes.........   (4,551)     (4,088)     (2,061)
Provision for (benefit from) income taxes.....................      359                     (36)
                                                                -------     -------     -------
NET LOSS......................................................  $(4,910)    $(4,088)    $(2,025)
                                                                =======     =======     =======



                       See Notes to Financial Statements

                           P.T. DIGICON MEGA PRATAMA



                                 BALANCE SHEETS

                             JULY 31, 1995 AND 1994
           (IN THOUSANDS, EXCEPT FOR PAR VALUE AND NUMBER OF SHARES)


                                                                          1995          1994
                                                                        --------      --------
                                ASSETS
Current assets:
  Cash................................................................  $     42      $    342
  Accounts receivable (net of allowance for doubtful accounts: 1995,
     $41;
     1994, $48).......................................................     1,412         2,236
  Prepayments and other...............................................        38           156
                                                                        --------      --------
          Total current assets........................................     1,492         2,734
Property and equipment:
  Data processing software............................................                   1,436
  Data processing equipment...........................................                   1,368
  Leasehold improvements and other....................................                     318
                                                                        --------      --------
          Total.......................................................                   3,122
     Less accumulated depreciation and amortization...................                   1,529
                                                                        --------      --------
          Property and equipment -- net...............................                   1,593
Proprietary seismic data..............................................       468         1,138
                                                                        --------      --------
          Total.......................................................  $  1,960      $  5,465
                                                                        ========      ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt................................  $    894
  Accounts payable -- trade...........................................       245      $  1,577
  Other accrued liabilities...........................................        53           279
  Reserve for restructuring...........................................                     391
                                                                        --------      --------
          Total current liabilities...................................     1,192         2,247
Non-current liabilities:
  Reserve for loss on abandonment of seismic data processing
     operations ......................................................       635
  Long-term debt......................................................                     922
  Advances from Digicon...............................................    12,439         9,692
                                                                        --------      --------
          Total non-current liabilities...............................    13,074        10,614
Commitments and contingent liabilities (Note 11)
Stockholders' deficit:
  Common stock, $10 par value; authorized and issued, 257,560
     shares...........................................................     2,576         2,576
  Accumulated deficit.................................................   (14,882)       (9,972)
                                                                        --------      --------
          Total stockholders' deficit.................................   (12,306)       (7,396)
                                                                        --------      --------
          Total.......................................................  $  1,960      $  5,465
                                                                        ========      ========



                       See Notes to Financial Statements

                           P.T. DIGICON MEGA PRATAMA



                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)


                                                                   1995       1994       1993
                                                                  -------    -------    -------
OPERATING ACTIVITIES:
  Net loss....................................................... $(4,910)   $(4,088)   $(2,025)
  Non-cash items included in net loss:
     Restructuring charges.......................................              1,339
     Loss on abandonment of seismic data processing operations...   1,797
     Depreciation and amortization...............................     430      1,065      1,779
     (Gain) loss on disposition of property and equipment........      (4)       (35)       235
     Write-down of proprietary seismic data......................     440
  Change in operating assets/liabilities:
     Accounts receivable.........................................     824        786       (296)
     Prepayments and other.......................................     118        168        178
     Proprietary seismic data....................................     230       (168)      (960)
     Accounts payable -- trade...................................  (1,332)      (920)     1,017
     Other accrued liabilities...................................    (224)       261        (18)
     Income taxes payable........................................                (55)       785
     Reserve for restructuring...................................    (391)
     Other non-current liabilities...............................                          (175)
                                                                  -------    -------    -------
          Total cash provided (used) by operating activities.....  (3,022)    (1,647)       520
FINANCING ACTIVITIES:
  Payment of long-term debt......................................     (28)               (1,479)
  Borrowing of long-term debt ...................................                922
  Advances from Digicon..........................................   2,745        648      2,678
                                                                  -------    -------    -------
          Total cash provided by financing activities............   2,717      1,570      1,199
INVESTING ACTIVITIES:
  Purchase of property and equipment.............................                (14)    (1,607)
  Sale of property and equipment.................................       5         76
                                                                  -------    -------    -------
          Total cash provided (used) by investing activities.....       5         62     (1,607)
                                                                  -------    -------    -------
  Change in cash and cash equivalents............................    (300)       (15)       112
  Beginning cash and cash equivalents balance....................     342        357        245
                                                                  -------    -------    -------
  Ending cash and cash equivalents balance....................... $    42    $   342    $   357
                                                                  =======    =======    =======
SUPPLEMENTAL INFORMATION:
  Cash paid for:
     Interest....................................................     192        203        181
     Income taxes................................................     359        127
  Non-cash financing and investing activities:
     Purchase (sale) of property and equipment by advances
       from Digicon..............................................             (1,580)     1,328



                       See Notes to Financial Statements

                           P.T. DIGICON MEGA PRATAMA



                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                                          COMMON STOCK
                                                             ISSUED
                                                        -----------------
                                                                    PAR      ACCUMULATED
                                                        SHARES     VALUE     DEFICIT      TOTAL
                                                        -------    ------    --------    --------
BALANCE, AUGUST 1, 1992..............................   257,560    $2,576    $ (3,859)     (1,283)
Net loss.............................................                          (2,025)     (2,025)
                                                        -------    ------    --------    --------
BALANCE, JULY 31, 1993...............................   257,560     2,576      (5,884)     (3,308)
Net loss.............................................                          (4,088)     (4,088)
                                                        -------    ------    --------    --------
BALANCE, JULY 31, 1994...............................   257,560     2,576      (9,972)     (7,396)
Net loss.............................................                          (4,910)     (4,910)
                                                        -------    ------    --------    --------
BALANCE, JULY 31, 1995...............................   257,560    $2,576    $(14,882)   $(12,306)
                                                        =======    ======    ========    ========



                       See Notes to Financial Statements

                           P.T. DIGICON MEGA PRATAMA



                         NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993


1. ORGANIZATION AND OPERATION



     P.T. Digicon Mega Pratama ("the Company") was organized on June 7, 1984 as a joint venture enterprise under the framework of the Foreign Capital Investment Law No. 1 of 1967 of the Republic of Indonesia. The Company acquires and processes seismic data in Indonesia.



     The Company is indirectly owned 80% by Digicon Inc. (including its consolidated subsidiaries, "Digicon"), a publicly-held Delaware corporation, and 20% by P.T. Mega Pratama Citra ("Citra"), an Indonesian limited liability company. The board of directors, controlled by Digicon, and the board of commissioners, controlled by Citra, oversee the business activities of the Company. Digicon allocates the cost of certain general and administrative expenses and charges operating expenses to the Company. Accordingly, the accompanying financial statements of the Company may not necessarily reflect the results of operations and financial position that would have existed had the Company operated as an unaffiliated enterprise. (See Note 5).



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


TRANSLATION OF FOREIGN CURRENCIES



     The Company has determined that the U.S. dollar is its functional currency. Property and equipment (and related depreciation) is translated into U.S. dollars at the exchange rates in effect at the time of its acquisition. Other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Remeasurement gains and losses are included in the determination of net income and are reflected as part of other costs and expenses. (See Note 10.)


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


DEPRECIATION



     Provision for depreciation and amortization is computed using the straight-line method based on estimated useful lives as follows:



                                                                        AVERAGE
                                                                        YEARS
                                                                        ----
                Data processing software..............................   5
                Data processing equipment.............................   5
                Leasehold improvements and other......................  3-10

                           P.T. DIGICON MEGA PRATAMA



                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)



     Expenditures for routine repairs and maintenance are charged to expense as incurred; expenditures for additions and improvements are capitalized and depreciated over the estimated remaining life of the related asset. The net gain or loss on items of property and equipment retired or disposed of is included as part of other costs and expenses. (See Note 10.)



ACCOUNTS RECEIVABLE



     Included in accounts receivable at July 31, 1995 and 1994 are unbilled amounts of approximately $123,000 and $232,000, respectively. Such amounts are either not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months or are currently billable and will be invoiced in the next monthly statement cycle.



PROPRIETARY SEISMIC DATA


     The Company collects and processes certain seismic data for its own account to which it retains all ownership rights and which it resells to clients on a non-transferable, non-exclusive basis. The Company may obtain precommitted sales contracts to help fund the cash requirements of these surveys which generally last from 5 to 7 months. The Company capitalizes the unfunded portion using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the precommitted sales contracts based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The cost of proprietary seismic data is charged to operations in the period sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The Company periodically reviews the carrying value of proprietary seismic data to assess whether there has been a permanent impairment of value and records losses in periods the total estimated costs exceeds total estimated sales or in periods that it is determined that sales would not be sufficient to cover the carrying value of the asset. In general, costs are expected to be recovered from sales over a period of less than 5 years.

INCOME TAXES


     In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires the use of the "liability method" in place of the previously required "deferred method". Under the liability method, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. SFAS 109 allows recognition of all or a portion of benefits from the utilization of net operating loss carryforwards as deferred tax assets if realization is "more likely than not". In periods of changing income tax rates, the liability method will cause fluctuations in net income of companies with deferred taxes. The Company adopted SFAS 109 effective August 1, 1993. The adoption of this standard did not result in a cumulative effect adjustment to equity or income for the year ended July 31, 1994. Recognition is given in the accompanying balance sheets to the future income tax benefits of loss carryforwards only to the extent that they can be used to offset existing deferred taxes.



NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED



     In March 1995, the FASB issued SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company will be required to implement this statement for the fiscal year 1997. Implementation of this pronouncement is not expected to have a material effect on the Company's financial statements.

                           P.T. DIGICON MEGA PRATAMA



                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)



3. WRITE-OFF OF ASSETS AND RESTRUCTURING CHARGES



     In response to continuing operating losses which adversely impacted the Company's liquidity, in April 1994 management made a decision to restructure its operations and revalue certain assets and, accordingly, incurred $1,339,000 in total expenses relating to such decision. Included in the $1,339,000 is $948,000 for the write-off for the impairment of data processing equipment and software ($858,000) and proprietary seismic data ($90,000) to their net realizable value. The remaining costs are restructuring charges of $391,000 which relate to severance costs for a reduction in the Company's workforce of 40 employees. Employees to be terminated are from the seismic data processing operation. As of July 31, 1995, all employees contemplated in the restructuring charge have been terminated and all related severance costs have been paid.



4. ABANDONMENT OF SEISMIC DATA PROCESSING OPERATIONS



     As a result of continuing operating losses subsequent to the restructuring (see Note 3) and continued decline in the demand for seismic data processing services in the Indonesian marketplace, during July 1995 management committed the Company to an abandonment of the Company's seismic data processing operations. In order to meet existing customer commitments and to provide for the orderly shutdown of the operation, the abandonment is expected to be completed by February 1997 which coincides with the expiration of the lease agreement for the Company's data processing facility. At that time the office will be vacated, all remaining data processing employees will be terminated and data processing and related equipment and software will be scrapped. Digicon will continue to provide financial support to the Company so that the Company can continue as a financially viable entity. Because the abandonment did not contemplate consummation within one year, the loss on abandonment has been estimated in accordance with the provisions of Accounting Principles Bulletin No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" but has been reported as a separate component of continuing operations in the statement of operations.



     In connection with the abandonment, provision has been made for employee severance ($450,000), office restoration as required by the lease agreement ($130,000), estimated losses from operations until the date of abandonment ($55,000) and impairment of fixed assets ($1,162,000). Approximately $770,000 of the impairment relates to software sold by Digicon to the Company for which there was intercompany profit. Accordingly, impairment of $770,000 by the Company is eliminated by Digicon in the recognition of Digicon's equity in the loss of the Company.



     During the years ended July 31, 1995, 1994 and 1993, the seismic data processing operations generated revenues of $878,000, $1,941,000 and $1,752,000, respectively.

                           P.T. DIGICON MEGA PRATAMA

5. RELATED PARTY TRANSACTIONS



     The Company is party to transactions with Digicon and Citra in the normal course of business. A summary of such transactions is as follows:



                                                                   YEARS ENDED JULY 31,
                                                                ---------------------------
                                                                1995      1994        1993
                                                                ----     -------     ------
                                                                 (IN THOUSANDS OF DOLLARS)
    Digicon to (from) the Company:
    Administrative allocations(a)............................   $140     $   539     $1,191
    Managerial and operational support charges(b)............    (87)        108      1,332
    Seismic data acquisition and processing personnel
      charges(b).............................................    460         489        650
    Risk management insurance allocations(c).................     69          67        141
    Seismic equipment repair and maintenance charges.........      7           9        209
    Seismic equipment rentals................................               (234)       (85)
    Seismic data processing services.........................     18          91        324
    Seismic equipment sales(d)...............................             (1,580)      (108)
    Seismic data processing software purchase................                         1,436


- ---------------


(a) Allocated based upon ratio of the Company's non-affiliate revenue to combined Digicon and Company non-affiliate revenue.



(b) Charges based upon personnel salary cost.



(c) Allocated on the basis of the Company's proportionate share of the total premium base.



(d) Sales made at net book value.



     Advances from Digicon of $12,439,000 and $9,692,000 at July 31, 1995 and 1994, respectively, have no formal repayment terms and do not bear interest.



     The Company maintains its bank accounts with an institution controlled by one of the shareholders of Citra and borrowed funds from such institution. (See
Note 7). Interest expense on such borrowings totaled $192,000, $206,000 and $167,000 for the years ended July 31, 1995, 1994 and 1993, respectively.



     The Company subleases office space to a company controlled by one of the shareholders of Citra. (See Note 11).



6. ACCOUNTS RECEIVABLE



     Accounts receivable consists of the following:



                                                                  AS OF JULY 31,
                                                                ------------------
                                                                 1995        1994
                                                                ------      ------
                                                                  (IN THOUSANDS
                                                                   OF DOLLARS)
            Trade accounts receivable, net....................  $  746      $  591
            Unbilled receivables..............................     123         232
            Employee receivables..............................      34          87
            Income tax refund receivable......................     426       1,035
            VAT tax receivable................................      83         291
                                                                 -----       -----
                                                                $1,412      $2,236
                                                                 =====       =====

                           P.T. DIGICON MEGA PRATAMA



                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)



7. LONG-TERM DEBT



     The Company has a 2 billion Indonesian rupiah floating rate loan with a commercial bank due September 15, 1995. Interest on the loan is payable monthly. At July 31, 1995, the interest rate was 19.5%. The loan was collateralized by all of the Company's accounts receivable and inventories and was guaranteed by Digicon. All amounts due under the loan were repaid during September 1995.



8. OTHER ACCRUED LIABILITIES



     Other accrued liabilities consist primarily of payroll tax withholdings.



9. INCOME TAXES



     The components of the provision for (benefit from) income tax expense is as follows:



                                                                YEARS ENDED JULY 31,
                                                               -----------------------
                                                               1995     1994     1993
                                                               ----     ----     -----
                                                                  (IN THOUSANDS OF
                                                                      DOLLARS)
        Current.............................................   $359              $ 120
        Deferred............................................                      (156)
                                                               ----     ----     -----
                  Total.....................................   $359     $  0     $ (36)
                                                               ====     ====     =====



     At July 31, 1995 the Company had net operating loss carryforwards of approximately $3,600,000 which expire in the years 1998 through 1999.



     The provision for (benefit from) income taxes differs from the amount computed by applying the statutory income tax rate of 35% for each of the three years ended July 31, 1995 because no benefit has been recognized for the operating loss carryforwards and in 1995, the Company was assessed $359,000 of additional income taxes for its 1992 tax year.



     Deferred income taxes and benefits are provided for differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Significant deferred tax assets included net operating loss carryforwards and significant deferred tax liabilities included the book and tax basis differences of property and equipment. No financial statement recognition has been given to the net deferred tax asset at July 31, 1995 or 1994.



10. OTHER COSTS AND EXPENSES



     Other costs and expenses consist of the following:



                                                                YEARS ENDED JULY 31,
                                                               -----------------------
                                                               1995     1994      1993
                                                               ---      ----      ----
                                                                    (IN THOUSANDS
                                                                     OF DOLLARS)
        Net foreign currency exchange losses................   $ 8      $  3      $116
        Net loss (gain) on disposition of property and
          equipment.........................................    (4)      (35)      235
                                                               ----     ----      -----
                  Total.....................................   $ 4      $(32)     $351
                                                               ====     ====      =====



11. COMMITMENTS AND CONTINGENT LIABILITIES



     Total rentals of vessels, equipment and office facilities charged to operations amounted to $378,000, $558,000 and $2,073,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

                           P.T. DIGICON MEGA PRATAMA



                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)



     Minimum rentals payable under the Company's operating lease for office space, net of sublease income of $76,000 and $76,000 for the years ended July 31, 1996 and 1997, respectively, is as follows:





                FISCAL                                                  MINIMUM
                 YEAR                                                   RENTALS
                ------                                                  -------
                                                                      (IN THOUSANDS
                                                                       OF DOLLARS)
                  1996................................................  $282
                  1997................................................   119



12. EMPLOYEE BENEFITS



     Certain of the Company's employees are eligible to participate in the Digicon 401(k) plan. Such employees are permitted to make contributions of up to 10% of their salary to a maximum of $9,240 per year. Generally, Digicon will contribute an amount equal to one-half of the employees contribution up to $6,000 or 6% of the employee's salary (whichever is less); however if Digicon's consolidated pre-tax income for any fiscal year is less than the amount required to be contributed, Digicon may elect to reduce its contribution, but in no event may Digicon reduce the total contribution to less then 25% of the employee contribution. Employer matching contributions charged to the Company during the years ended July 31, 1995, 1994 and 1993 were approximately $17,000, $23,000 and $18,000, respectively.