Form 10-K
period 1996-07-31
VERITAS DGC INC
filed 1996-10-17
CIK 28866

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

                    FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-7427

                                VERITAS DGC INC.
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 512-8300

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         Common Stock, $.01 Par Value                    New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $268,205,670 as of September 30, 1996.

     The number of shares of the Company's common stock, $.01 par value (the "Common Stock"), outstanding at September 30, 1996 was 18,397,244 (including 4,778,549 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects.)

     The registrant's proxy statement to be filed in connection with the registrant's 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                     PART I

                                                                                       PAGE
ITEM                                                                                  NUMBER
                                                                                      ------
 1    Business
      General.........................................................................  1
      Industry Overview...............................................................  2
      Services and Markets............................................................  2
      Technology and Capital Expenditures.............................................  7
      Competition and Other Business Conditions.......................................  8
      Backlog.........................................................................  9
      Significant Customers...........................................................  9
      Employees.......................................................................  9
 2    Properties......................................................................  9
 3    Legal Proceedings...............................................................  9
 4    Submission of Matters to a Vote of Security Holders.............................  10
                                          PART II
 5    Market for Registrant's Common Equity and Related Stockholder Matters...........  10
 6    Selected Consolidated Financial Data............................................  11
 7    Management's Discussion and Analysis of Financial Condition and Results of
      Operations......................................................................  12
 8    Consolidated Financial Statements and Supplementary Data........................  16
 9    Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure......................................................................  42
                                          PART III
10    Directors and Executive Officers of the Registrant..............................  42
11    Executive Compensation..........................................................  42
12    Security Ownership of Certain Beneficial Owners and Management..................  42
13    Certain Relationships and Related Transactions..................................  42
                                          PART IV
14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................  42
      Signatures......................................................................  44

     This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Veritas DGC Inc. ("the Company") is a leading provider of seismic data acquisition, data processing, multi-client data surveys and information services to the oil and gas industry in selected markets worldwide. Oil and gas companies utilize seismic data for the determination of suitable locations for drilling exploratory wells and, increasingly, in reservoir management for the development and production of oil and gas reserves. The Company acquires seismic data on land and in marsh, swamp and tidal ("transition zone") and marine environments, and processes data acquired by its own crews and crews of other operators and provides comprehensive data management, mapping services and products. The Company acquires seismic data both on an exclusive contractual basis for its customers and on its own behalf for licensing to multiple customers on a non-exclusive basis.

     The Company was formerly named Digicon Inc. ("Digicon"). To increase its presence in the rapidly expanding market for onshore geophysical services, on August 30, 1996, Digicon and Veritas Energy Services Inc. ("VES"), a Canadian corporation operating ten land seismic crews and nine workstation-based land seismic data processing centers, consummated a business combination (the "Combination") pursuant to which, among other things, (i) Digicon acquired all the voting securities of VES in exchange for issuance to VES' shareholders the economic equivalent of approximately 7.0 million shares of the Company's common stock, (ii) VES became a wholly-owned subsidiary of Digicon and (iii) Digicon's corporate name was changed to Veritas DGC Inc. See Note 1 of Notes to the Consolidated Financial Statements. Unless the context otherwise requires, all references to the "Company" in Part I, Items 1 and 2, "Business" and "Properties," respectively, are to Veritas DGC Inc. and its subsidiaries and give effect to the consummation of the Combination.

     Prior to the Combination, the Company initiated a comprehensive program designed to refocus each of the Company's geographic and operational lines of business. The Company's actions included: (i) selling its seismic equipment manufacturing operations; (ii) selling its joint venture interests in the former Soviet Union ("FSU"); (iii) deploying its land and transition zone crews and its marine crews into markets where the Company's presence would be significant;
(iv) expanding its accumulation and licensing of multi-client data surveys to capitalize on the historically higher margins associated with non-exclusive data sales; (v) emphasizing research and development on its proprietary software in order to capitalize on its reputation for seismic data processing innovation; and (vi) streamlining its cost structure through personnel reductions, office consolidations, vessel deactivations and the outsourcing of certain development and manufacturing functions.

     In fiscal 1997, the Company has embarked upon a $67.4 million capital expenditure program designed to increase its efficiency and improve the competitive position of its principal products and services and to enable the Company to capitalize on high-growth/high-margin opportunities in selected markets.

     In its land and transition zone activities, the Company expects to spend approximately $14.3 million to upgrade and standardize the equipment utilized by its crews to improve operating efficiency and to provide the capability to expand its activities in transition zone environments in the United States and abroad.

     In its marine activities, the Company expects to spend approximately $40.0 million to upgrade and add to its multi-streamer vessel capability. This increased capability is expected to improve operations and to provide increased multi-client data survey opportunities, particularly in the deep water sectors of the Gulf of Mexico and the North Sea where demand is expected to grow significantly.

     The Company also expects to spend approximately $11.0 million to upgrade its data processing equipment and to expand overall data processing capacity to further enhance its capabilities for sophisticated processing of acquired seismic data.

     The Company is preparing for a public offering of $75.0 million of senior notes due 2003 to fund a portion of the capital expenditure program and to repay existing indebtedness. This offering is expected to be completed in late October 1996; however, there can be no assurance that such offering will be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

INDUSTRY OVERVIEW

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

     Geophysical data is acquired by land, transition zone and marine crews. In data acquisition, a source of acoustical energy is employed at or below the earth's surface and an acoustical wave is produced through the discharge of compressed air, the detonation of small explosive charges, or other energy generating techniques. As the acoustical wave travels through the earth, portions are reflected by variations in the underlying rock layers, and the reflected energy is captured by geophones situated at intervals along specified paths from the point of acoustical impulse. The resulting signals are then transmitted to a recording unit which amplifies the reflected energy wave and converts it into digital data. This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion and improving resolution and arranges the input data to produce, with the aid of plotting devices, an image of the subsurface strata. By interpreting seismic data, oil and gas companies create detailed maps of prospective areas and producing oil and gas reservoirs.

     Three-dimensional surveys involve the acquisition of a very dense grid of seismic data over a precisely defined area. This heavy concentration of data requires extensive computer processing, involving the use of sophisticated proprietary techniques, to produce an accurate image of the subsurface. Computer analysis of the 3D survey data allows geophysicists to better examine and interpret important subsurface features. Over the last several years, worldwide demand for 3D surveys by major oil and gas companies and independent producers has increased. The greater precision and improved subsurface resolution obtainable from 3D seismic data have assisted oil and gas companies in finding new fields and more accurately delineating existing fields, as well as enhancing existing reservoir management and production monitoring techniques. Enhanced subsurface resolution obtainable from 3D studies has been a key factor in improving drilling success ratios and lowering finding and field extension costs in land, transition zone and marine environments. This improved technology, coupled with advances in drilling and completion techniques, are enhancing the industry's ability to develop oil and gas reserves, particularly in transition zone and deep water environments.

SERVICES AND MARKETS

     The Company acquires seismic data in land, transition zone and marine environments and processes data acquired from its own crews as well as data acquired by other geophysical crews. The Company currently operates seven land and transition zone crews in the continental United States, five land crews in Canada and four land crews in South America, currently in Argentina, Ecuador and Peru. The Company's seven marine crews operate in selected markets worldwide. The Company also operates 16 seismic data processing facilities, most of which are located in major oil and gas centers around the world.

     When performing geophysical services under contract for oil and gas producers, the Company may be employed to acquire and/or process geophysical data. Under these arrangements, the Company's entire work-product belongs exclusively to the contracting party. The Company also acquires and processes geophysical data for its own account, preserving its work-product in a data library for later licensing on a non-exclusive basis. When acquiring data for its library, the Company generally obtains pre-funding commitments for a majority of the cost of such surveys from multiple clients.

     The following table sets forth the Company's revenues by service group:

                          REVENUES BY SERVICE GROUP(1)

                                                                     YEARS ENDED JULY 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
Land and transition zone data acquisition....................  $117,667    $108,133    $ 83,229
Marine data acquisition......................................    54,360      32,781      36,509
Data processing..............................................    50,945      50,309      41,591
Licensing of multi-client data surveys.......................    23,003      19,804      11,604
Exploration and development information services.............     4,621       4,378       4,533
Other........................................................                   225         926
                                                               --------    --------    --------
          Total..............................................  $250,596    $215,630    $178,392
                                                               ========    ========    ========

     The following table sets forth the Company's revenues by service group prior to the Combination:

                          REVENUES BY SERVICE GROUP(1)

                                                                     YEARS ENDED JULY 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
                                                                    (DOLLARS IN THOUSANDS)
Land and transition zone data acquisition....................  $ 47,484    $ 43,108    $ 38,454
Marine data acquisition......................................    54,360      32,781      36,509
Data processing..............................................    36,000      35,209      28,042
Licensing of multi-client data surveys.......................    23,003      19,804      11,604
Other........................................................                   225         926
                                                               --------    --------    --------
          Total..............................................  $160,847    $131,127    $115,535
                                                               ========    ========    ========

---------------

(1) Revenues from data acquisition and data processing services are recognized based on contractual rates set forth in the related contract if the contract provides a separate rate for each service group. If the contract only provides a rate for the overall service, revenues are recognized based on the percentage of each service group's cost to the total costs.

     The following table sets forth the Company's revenues by geographical area:

                         REVENUES BY GEOGRAPHICAL AREA

                                                                      YEARS ENDED JULY 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
United States(1).............................................   $ 98,875    $ 87,318    $ 67,373
Canada.......................................................     47,423      44,297      46,501
Europe and Middle East.......................................     37,394      20,230      29,891
Far East.....................................................     30,558      25,918      16,958
South America................................................     36,346      37,867      17,669
                                                                --------    --------    --------
          Total..............................................   $250,596    $215,630    $178,392
                                                                ========    ========    ========

---------------

(1) Includes export sales of $4,774; $2,228 and $1,501 in fiscal 1996, 1995 and 1994, respectively.

     The following table sets forth the Company's revenues by geographical area prior to the Combination:

                        REVENUES BY GEOGRAPHICAL AREA(2)

                                                                      YEARS ENDED JULY 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
United States(1).............................................   $ 70,275    $ 63,048    $ 54,467
Europe and Middle East.......................................     37,394      20,230      29,891
Far East.....................................................     30,558      25,918      16,958
South America................................................     22,620      21,931      14,219
                                                                --------    --------    --------
          Total..............................................   $160,847    $131,127    $115,535
                                                                ========    ========    ========

---------------

(1) Includes export sales of $4,774; $2,228 and $1,501 in fiscal 1996, 1995 and 1994, respectively.

(2) See Note 16 of Notes to the Consolidated Financial Statements for additional geographical information.

     Geophysical services are marketed from the Company's Houston and Calgary offices and from its regional administrative centers by personnel whose duties also typically include technical, supervisory or executive responsibilities. Contracts are obtained either through competitive bidding in response to invitations for bids, by direct negotiation with the prospective customer or through the initiation by the Company of surveys for its data library, which surveys are then offered for license on a non-exclusive basis.

     Contracts for exclusive data acquisition involve payments on either a turnkey or a time basis or on a combination of both methods. Under the turnkey method, payments for data acquisition services are based upon the amount of data collected, and the Company bears substantially all of the risk of business interruption caused by inclement weather and other hazards. When operating on a time basis, payments are based on agreed rates per unit of time, which may be expressed in periods ranging from days to months, and most of the risk of business interruption (except for interruptions caused by failure of the Company's equipment) is borne by the customer. When a combination of both turnkey and time methods is used, the risk of business interruptions is shared in an agreed percentage by the Company and the customer. In each case, progress payments are usually required unless it is expected that the job can be accomplished in a brief period. In recent years, the Company's contracts for data acquisition have been predominantly on a turnkey or on a combination of turnkey/time basis. Substantially all exclusive data processing work is done on a turnkey basis.

  Land and Transition Zone Data Acquisition

     The Company's land and transition zone data acquisition services are conducted by 16 seismic crews, with a combined seismic recording capacity of approximately 18,000 channels. Seven of the crews are operating in the continental United States, five in Canada and four in South American markets.

     The Company's land and transition zone crews are equipped to perform both 3D and 2D surveys. Each of the Company's crews consists of a surveying unit which lays out the lines to be recorded and marks the site for shot-hole placement or equipment location; an explosives or mechanical vibrating unit (a vibroseis); and a recording unit that lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. On the typical land seismic survey, the seismic crew is supported by several drill crews, which are furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic crew and bore shallow holes for explosive charges which, when detonated by the seismic crew, produce the necessary acoustical impulse. In locations where the use of explosives is precluded due to population density, technical requirements or ecological factors, a mechanical vibrating unit or compressed air is substituted for explosives as the acoustical source. The Company owns 49 vibroseis units which provide 44,000 to 51,000 pounds of energy force.

     The Company uses helicopters to aid its crews in seismic data acquisition in situations where such use will reduce overall costs and/or improve productivity. In a helicopter-supported project, seismic lines are cut approximately two meters wide compared to five meters wide when trucks are used to move cables, geophones and personnel. The use of helicopters, which is often required in areas with rugged terrain and in agricultural areas, results in better access and lessened surface damage. In such a project, each seismic crew is typically supported by one or two helicopters specifically suited to seismic acquisition requirements.

     The Company plans to spend approximately $14.3 million during fiscal 1997 which it believes will provide efficiencies and additional capacity in its land and transition zone data acquisition operations. Of this amount, approximately $3.4 million will be used to acquire geophones and cables which will result in standardization of this equipment so that such equipment will be interchangeable among the Company's seismic crews. In addition, three of the transition zone crews have been upgraded to I/O System Two-RSR equipment at a cost of approximately $6.0 million.

  Marine Data Acquisition

     Marine data acquisition services are carried out by the Company's crews operating from vessels which have been modified or equipped to the Company's specifications and outfitted with a full complement of seismic, navigational and communications equipment.

     The following table sets forth certain information concerning the geophysical vessels operated by the Company as of September 1, 1996:

                                    YEAR
                                   ENTERED                                                SEISMIC RECORDING
              VESSEL               SERVICE       LOCATION         LENGTH        BEAM     CAPACITY (CHANNELS)
---------------------------------- -------    ---------------   ----------    --------   -------------------
Acadian Searcher(1)...............  1983      Indonesia          217 feet     44 feet        480/3D
Ross Seal(1)......................  1987      Malaysia           176 feet     38 feet        240/3D
Seacor Surf(1)....................  1991      Gulf of Mexico     135 feet     35 feet        240/3D
Polar Search......................  1992      North Sea          300 feet     51 feet       1,920/3D
Pearl Chouest(2)..................  1995      Gulf of Mexico     210 feet     40 feet        240/3D
Cape Romano(1)....................  1996      Gulf of Mexico     155 feet     36 feet        240/3D
Polar Princess....................  1996      North Sea          250 feet     46 feet        480/3D

---------------

(1) Current vessel charter to expire in fiscal 1997.

(2) Current vessel charter to expire in fiscal 1998.

     The Polar Search is chartered from a ship operator for an initial term which expires on January 6, 2000. The vessel has recently been upgraded and equipped with advanced technology including the capability to simultaneously record up to eight seismic lines utilizing any combination of up to four Syntrak 480 streamers and two energy sources, as well as the most advanced navigation and positioning equipment obtainable. The Polar Princess has been chartered from a ship operator initially on a short-term charter and will acquire primarily multi-client data surveys. A longer-term charter is currently being negotiated on the Polar Princess. The Polar Princess is equipped with a Syntron marine digital telemetry system and one Syntron streamer, and will be upgraded to the latest technology, a multi-streamer Syntron system, in fiscal 1997.

     The Company's other vessels are operated under charter arrangements expiring at various times throughout fiscal 1997 and fiscal 1998. Historically, the Company has been able to extend its vessel charters on terms and at rates closely approximating the expiring terms and rates. The Company is reviewing the charters on the Ross Seal, the Seacor Surf and the Cape Romano, which expire in fiscal 1997. Decisions on whether to extend or renew the expiring vessel charters or enter into charters with other vessel owners are pending and will be made prior to each charter expiration date.

     All of the vessels operated by the Company are equipped to perform both 3D and 2D seismic surveys. During the last several years, a majority of the marine seismic data acquisition services performed by the Company involved 3D surveys. The Company frequently upgrades seismic survey equipment on its vessels to enhance performance quality and incorporate new technology. Each vessel generally has an equipment complement consisting of seismic recording instrumentation, digital seismic streamer cable, cable location and seismic data location systems, multiple navigation systems, a source control system which controls the synchronization of the energy source and a firing system which generates the acoustical impulses. The streamer cable contains hydrophones that receive the acoustical impulses reflected by variations in the subsurface strata. Data acquired by each channel in the digital cable is partially processed before it is transmitted to recording instruments for storage on magnetic media, thus reducing subsequent processing time and the effective acquisition costs to the customer.

     Each marine seismic crew consists of approximately 20 persons, excluding the ship's captain and ship personnel. Seismic personnel live aboard ship during their tours of duty, which are staggered to permit continuous operations. During seismic operations, the Company's personnel direct the positioning of the vessel using sophisticated navigational equipment, deploy and retrieve the seismic streamer cable and energy-source array, and operate all other systems relating to data collection activities. The Company's personnel do not, however, have ultimate responsibility for the vessel, which is operated by the captain and personnel who are employees of the vessel owner.

     Vessels with multiple streamers and multiple energy sources acquire multiple lines of data with each pass thereby reducing time to completion and the effective acquisition cost. At present, only one of the Company's vessels is equipped for multi-streamer operation. Accordingly, the Company is reviewing options with respect to its expiring charters, and is considering upgrading vessels and adding one or more new vessels at an aggregate cost of approximately $34.8 million. The Company presently expects to operate a total of three multi-streamer vessels in the Gulf of Mexico and the North Sea. These expansions and upgrades represent the primary portion of the Company's $40.0 million capital expenditure budget for marine operations in fiscal 1997.

  Data Processing

     The Company currently operates 16 seismic data processing centers, including two under contract to major oil companies. Seven of the data processing centers are fully portable, with short set-up times. These centers allow the Company to meet seismic processing demand in changing international locations. At each of the centers, data received from the field, both from the Company and other geophysical crews, is processed to produce an image of the earth's subsurface using proprietary computer software and techniques developed by the Company. The Company also reprocesses older seismic data using new techniques designed to enhance the quality of the data. A majority of the Company's data processing services are performed on 3D seismic data. The Company's data processing centers have opened at various times from 1966 through 1996 and are located in Houston, Texas (two locations); Hurst, Texas; Dallas, Texas; Midland, Texas; Denver, Colorado; Singapore; London, England; Calgary, Alberta; Brisbane, Australia; Assen, Holland; Jakarta, Indonesia; Kuala Lumpur, Malaysia; Buenos Aires, Argentina; Neuquen, Argentina; and Caracas, Venezuela. The Assen center is operated under a customer contract which expires in December 1996. The Company plans to close the Jakarta center in fiscal 1997.

     Seven of the Company's centers operate high capacity, advanced technology data processing systems based on NEC and Hewlett Packard ("HP") computer systems with high speed networks. These systems utilize the Company's proprietary software, seismicTANGO, originally developed by Digicon, which is installed on three marine vessels. The data acquisition crews run seismicTANGO software identical to that utilized in the NEC and HP systems, allowing for ease in the movement of data from the field to the data processing centers. The seismicTANGO software is being used and developed primarily for marine data processing which involves large projects in comparison with typically smaller scale land data processing projects. Nine of the Company's centers process seismic data on Sun workstations. These systems use SAGE, a proprietary processing system originally developed by VES. SAGE is being used and developed primarily for land data processing. The Company intends to continue development of both SAGE and seismicTANGO until such time as a single software system, utilizing the best features of SAGE and seismicTANGO, is developed for use in all Company data processing centers.

     The Company has dedicated approximately $11.0 million of its fiscal 1997 capital budget to data processing activities. Because of the increased complexity of processing 3D surveys, the Company plans to retire certain of its older mainframe equipment and upgrade to more powerful and flexible workstation-based systems at five of its data processing centers which are dedicated primarily to processing marine data. In its land processing operations, the Company is acquiring additional Sun workstations to add capacity at existing processing centers and to equip two new processing centers. These expansions and upgrades are expected to increase capacity and lower operating costs.

  Licensing of Multi-Client Data Surveys

     In its data acquisition and processing efforts, the Company often acquires and processes data for its own account through surveys partially or wholly funded by multiple customers. Once acquired and processed, such surveys are then licensed for use to other customers on a non-exclusive basis. Factors considered in determining whether to undertake such surveys include the availability of initial participants to underwrite a majority of the costs, the location to be surveyed, the probability and timing of future lease, concession and development activity in the area, and the availability, quality and price of competing data.

     During the past three years, the Company has increased its emphasis on its multi-client data surveys. During the two year period ended July 31, 1996, 188,642 line miles of new seismic data were added to the Company's library. The Company expects to continue its emphasis on the licensing of multi-client data surveys and in fiscal 1997 expects to selectively add additional Gulf of Mexico and North Sea data to its library.

  Exploration and Development Information Services

     The Company also provides various exploration and development information services to the oil and gas industry. These services include data verification through geophysical survey audit, seismic database management, service bureau mapping of surface and subsurface oil and gas information, data supply for grid, culture, wells, pipelines, land and related data sets and mapping systems, as well as geographical information systems software development.

TECHNOLOGY AND CAPITAL EXPENDITURES

     The geophysical industry is highly technical, and the requirements for the acquisition and processing of seismic data have evolved continuously over the past 50 years. Accordingly, it is of significance to the Company that its technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others. The Company has introduced several technological innovations in its geophysical service business, which have become industry standard practice in both acquisition and processing.

     Prior to the Combination, the Company employed approximately 30 persons in its research and development activities, substantially all of whom are scientists, engineers or programmers. Prior to the Combination, during fiscal 1996, 1995 and 1994, research and development expenditures were $2.4 million, $2.9 million and $4.9 million, respectively. The reduced level of expenditures in fiscal 1996 and 1995 reflects the transfer of the Company's marine and land engineering department to Syntron, Inc. in August 1994. See Note 5 of Notes to the Consolidated Financial Statements.

     The Company rarely applies for patents on internally developed technology. This policy is based upon the belief that most proprietary technology, even where regarded as patentable, can be more effectively protected by maintaining confidentiality than through disclosure and a patent enforcement program.

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

     The capital expenditure program for fiscal 1997 requires expenditures of approximately $67.4 million and $3.3 million for research and development activities. The amount of future capital expenditures will depend on the availability of funding and market requirements as dictated by oil and gas company activity levels.

COMPETITION AND OTHER BUSINESS CONDITIONS

     Competition. The acquisition and processing of seismic data for the oil and gas exploration industry has historically been highly competitive worldwide. However, as a result of changing technology and increased capital requirements, the seismic industry has consolidated substantially since the late 1980s. The consolidation has reduced the number of competitors, and the largest competitors remaining in the market are Western Geophysical (a division of Western Atlas Inc.), Geco-Prakla (a division of Schlumberger), Compagnie Generale Geophysique and Petroleum Geo-Services A/S. Although reliable comparative figures are not available in all cases, the Company believes that its largest competitors have more extensive and diversified operations and have financial and operating resources in excess of those available to the Company. Competition for available seismic surveys is based on several competitive factors, including price, performance, dependability, crew experience and equipment availability.

     Operating Conditions/Seasonality. The Company's data acquisition activities often are conducted under extreme weather and other hazardous conditions. Accordingly, these operations are subject to risks of injury to personnel and loss of equipment. The Company carries insurance against the destruction of, or damage to, its chartered vessels and its geophysical equipment in amounts that it considers adequate. The Company may not, however, be able to obtain insurance against certain risks or for equipment located from time to time in certain areas of the world. The Company obtains insurance against war, expropriation, confiscation and nationalization when such insurance is available and when management considers it advisable to do so. Such coverage is not always available and, when available, is subject to unilateral cancellation by the insuring companies on short notice. The Company also carries insurance against pollution hazards and injury to persons and property that may result from its operations and considers the amounts of such insurance to be adequate.

     Fixed costs, including costs associated with vessel charters and operating leases, labor costs, depreciation and interest expense, account for a substantial percentage of the Company's costs and expenses. As a result, downtime or low productivity resulting from reduced demand, equipment failures, weather interruptions or otherwise, can result in significant operating losses.

     The Company's seismic operations and quarterly financial results historically have been subject to seasonal fluctuation, with the greatest volume of both data acquisition and data processing occurring during the summer and fall in the Northern Hemisphere. However, as a result of the expansion of the Company's foreign operations and the deployment of its seismic vessels and crews into regions having opposing seasons or less severe weather conditions, the Company believes that the impact of seasonal fluctuations has been reduced. In addition to seasonality, the Company historically has experienced quarterly fluctuations in operating results. Operating results in any fiscal quarter may vary as a result of (i) the magnitude of certain contracts for the acquisition or licensing of multi-client data, (ii) customers' budgetary cycles and (iii) licensing of multi-client data as a result of offshore lease sales. In light of customer budgetary considerations, the majority of the Company's sales of multi-client data has historically tended to occur in the Company's first and second quarters.

BACKLOG

     Prior to the Combination, at July 31, 1996, the Company's backlog of commitments for services was $127.8 million, compared with $86.2 million at July 31, 1995, substantially all of which was attributable to large-scale, longer duration seismic acquisition and processing services. Such backlog consisted of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period. It is anticipated that substantially all of the orders and commitments included in backlog at July 31, 1996, will be completed within the next twelve months.

SIGNIFICANT CUSTOMERS

     Historically, the Company's principal customers have been international oil and gas companies, foreign national oil companies and independent oil and gas companies. Prior to the Combination, in fiscal 1996 and 1995, no single customer accounted for 10% or more of the Company revenues and in fiscal 1994, Mobil Oil Corporation and its subsidiaries and affiliates accounted for 10% of the Company's revenue. Due to the contractual nature of the Company's operations, it is anticipated that significant portions of future revenues may be attributable to a few customers, although it is likely that the identity of such customers may change from period to period.

EMPLOYEES

     Prior to the Combination, at July 31, 1996, the Company employed approximately 1,300 full-time personnel. With the exception of approximately 39 unionized employees in the Company's Singapore data processing center, none of its employees are subject to collective bargaining agreements. The Company considers the relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's headquarters in Houston are located in a 12-story office building and occupy some 101,000 square feet of leased premises. Approximately 38% of this space is devoted to data processing operations, and the balance houses executive, accounting, research and development and geophysical operating personnel. The Company leases additional space aggregating approximately 241,000 square feet which is used primarily for seismic data processing operations and exploration and development information services in Dallas, Midland and Hurst, Texas, Denver, Colorado, near London and in Singapore, Kuala Lumpur, Brisbane, Calgary, Buenos Aires, Neuquen and Caracas. These facilities are conventional office space, except for any modifications in wiring, air conditioning and lighting necessary to accommodate computer equipment. Leases covering the Company's facilities expire at varying times from 1996 through 2013. The Company owns property in Jackson, Mississippi, comprising 37,551 square feet of office and workshop facilities and in Calgary, Alberta, comprising 15,000 square feet of office space and maintenance facilities. Additionally, the Company owns approximately two acres in Calgary, Alberta used for equipment storage.

ITEM 3. LEGAL PROCEEDINGS

     As of September 30, 1996, the Company was not a party to, nor was its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Digicon's common stock was listed on the American Stock Exchange (symbol
DGC) through August 30, 1996. The Company's common stock began trading on the New York Stock Exchange (symbol VTS) on September 3, 1996.

     The reported high and low sales prices of Digicon's common stock on the American Stock Exchange for the past two fiscal years, as adjusted to reflect a one-for-three reverse stock split effected January 1995 (See Note 11 of Notes to Consolidated Financial Statements), are as follows:

        PERIOD                                                         HIGH       LOW
        -------------------------------------------------------------  ----       ----
        1995
          1st Quarter................................................  $6         $3 3/8
          2nd Quarter................................................   5 13/16    3 3/8
          3rd Quarter................................................   5 1/8      3 1/8
          4th Quarter................................................  6           4 1/4
        1996
          1st Quarter................................................  $6 3/8     $4 3/4
          2nd Quarter................................................   8 3/4      5 3/8
          3rd Quarter................................................  15 7/8      6 1/4
          4th Quarter................................................  18 1/4     11

     On September 30, 1996, the last reported sale price of the Company's common stock on the New York Stock Exchange was $18 per share. On September 30, 1996, the approximate number of holders of record of the Company's common stock was 184.

     Historically, the Company has not paid any dividends on its common stock and has no present plans to pay such dividends. The payment of any future dividends on common stock would depend upon, among other things, the current and retained earnings and financial condition of the Company. In addition, the Company's revolving credit agreement due July 1998, prohibits declaring and paying dividends. See Note 6 of Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company prior to the Combination and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto. See Note 1 of Notes to the Consolidated Financial Statements concerning the Combination.

                                                            YEARS ENDED JULY 31,
                                           -------------------------------------------------------
                                             1996        1995        1994        1993       1992
                                           --------    --------    --------    --------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Revenues................................ $160,847    $131,127    $115,535    $106,923    $95,434
  Costs and expenses:
     Operating expenses:
       Cost of services...................  126,382     102,817      98,271      91,177     77,398
       Restructuring......................                              838
     Write-off/write-down for impairment
       of assets..........................    3,628                   5,235
     Depreciation and amortization........   15,007      13,333      12,693       7,841      5,048
     Selling, general and
       administrative.....................    5,478       4,428       5,101       4,417      4,183
     Interest.............................    5,278       4,950       2,879       1,050      1,769
     Merger-related costs.................    2,334
     Gain on sale of investment in FSU
       joint ventures.....................               (4,370)
     Other................................      578         594      (1,542)       (153)      (335)
                                           --------    --------    --------    --------    -------
          Total...........................  158,685     121,752     123,475     104,332     88,063
                                           --------    --------    --------    --------    -------
  Income (loss) before provision for
     income taxes and equity in loss of
     50% or less-owned companies and joint
     ventures.............................    2,162       9,375      (7,940)      2,591      7,371
  Provision for income taxes..............      664       1,411       1,521       1,645      1,296
  Equity in loss of 50% or less-owned
     companies and joint ventures.........    1,113       5,186       4,965       2,204      1,521
                                           --------    --------    --------    --------    -------
  Net income (loss)....................... $    385    $  2,778    $(14,426)   $ (1,258)   $ 4,554
                                           ========    ========    ========    ========    =======
  Earnings (loss) per share............... $    .03    $    .25    $  (1.48)*  $   (.15)*  $   .74*
                                           ========    ========    ========    ========    =======
  Cash dividends -- common stock..........     None        None        None        None       None
                                           ========    ========    ========    ========    =======
Balance Sheet Data:
  Working capital......................... $  9,397    $  5,428    $  3,301    $ 13,697    $17,509
  Total assets............................  140,799     130,429     124,627     118,482     82,047
  Long-term debt..........................   23,784      25,243      23,000      17,444      8,813
  Stockholders' equity....................   66,189      58,882      58,550      65,717     44,739

---------------

* As adjusted for a one for three reverse stock split consummated on January 17, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion relates to consolidated financial data with respect to the Company prior to the Combination.

  Fiscal Year 1996 Compared with Fiscal Year 1995

     Revenues. For the fiscal year ended July 31, 1996, total revenues increased 23% from $131.1 million to $160.8 million. Land revenues increased 10% from $43.1 million to $47.5 million, as revenues from North American and Argentine operations improved as a result of increases in both operating rates and production on 3D and transition zone surveys. Current period revenues were reduced by downtime associated with the conversion of a domestic crew to an Input/Output System Two -- RSR system and permitting delays for another crew. Marine revenues increased 66% from $32.8 million to $54.4 million, primarily resulting from the addition of a new vessel, the reassignment of two vessels to contract work and higher funding levels on multi-client data surveys. This increase was partially offset by lower prices in the Far East. Data processing revenues increased 2% from $35.2 million to $36.0 million, due to improved contract terms at the Assen, Holland center, increased capacity at the Houston and Singapore centers and the improved Australian market. These increases were partially offset by the closing of the Company's Bogota and Oklahoma City centers and its dedicated center in Malaysia and depressed European data processing prices. Revenues from the licensing of multi-client data surveys increased 16% from $19.8 million to $23.0 million, resulting from an expansion of the Company's multi-client data library. This expansion has been in response to modifications in oil and gas companies' spending strategies.

     Operating Expenses. Cost of services for the period increased 23% from $102.8 million to $126.4 million, while, as a percentage of total revenues, cost of services remained constant at 78%.

     Write-off/Write-down for Impairment of Assets. Write-off/write-down for impairment of assets of $3.6 million relates to mainframe data processing equipment used in the Company's seismic data processing operations that will be replaced by more powerful and flexible workstation-based systems by the first quarter of fiscal 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased 13% from $13.3 million to $15.0 million, due to equipment purchases to upgrade and expand the Company's operations.

     Selling, General and Administrative. Selling, general and administrative expenses increased 25% from $4.4 million to $5.5 million, resulting primarily from costs incurred in implementing a new administrative data processing system.

     Interest. Interest expense increased 6%, from $5.0 million to $5.3 million, resulting primarily from prepayment penalties incurred to pay off the Company's $17.0 million revolving credit agreement.

     Merger Related Costs. Merger related costs of $2.3 million consist primarily of investment banking and professional fees and expenses incurred in connection with the Combination.

     Other. Other expense decreased from $594,000 to $578,000. The current period includes losses on asset disposals and office restoration expenses offset by net foreign currency gains and the prior period includes higher interest income offset by net losses on disposition of property and equipment and net foreign currency losses.

     Income Taxes. Provision for income taxes decreased from $1.4 million to $664,000. In the current period, provision for income taxes from taxable income primarily in England and Malaysia was largely offset by an $876,000 tax benefit resulting from taxable losses in South America generated by deductions for certain Argentine social security taxes and compensation. Provision for income taxes in the prior period related primarily to taxable income in Malaysia and Argentina.

     Equity in Loss. Equity in loss decreased by $4.1 million as a result of the sale of the FSU joint ventures in 1995 and decreased losses in the Indonesian joint venture. Equity losses in the Indonesian joint venture decreased as a result of losses on abandonment of the seismic data processing operations incurred during 1995.

  Fiscal Year 1995 Compared with Fiscal Year 1994

     Revenues. For the fiscal year ended July 31, 1995, total revenues increased 14% from $115.5 million to $131.1 million. Land revenues increased 12% from $38.5 million to $43.1 million, resulting from increased production in Argentina, partially offset by reduced North America and Far East revenues. Land acquisition revenues in the Far East declined as a result of the decommissioning of an Australian crew. Marine revenues decreased 10% from $36.5 million to $32.8 million, resulting from the derigging of two seismic vessels, lower production from three vessels due to offshore obstructions and bad weather, and the reassignment of one vessel from contract work to multi-client data surveys. Improved market conditions for 2D surveys continued in the Far East where marine revenues increased by $6.6 million during the current year. Data processing revenues increased 26% from $28.0 million to $35.2 million, primarily resulting from additional capacity. Revenues from the licensing of multi-client data surveys increased 71% from $11.6 million to $19.8 million, resulting from an expansion of the Company's multi-client data library. This expansion has been in response to modifications in oil and gas companies' spending strategies.

     Operating Expenses. Cost of services increased 5% from $98.3 million to $102.8 million, primarily resulting from increased operating levels. Cost of services as a percentage of total revenues declined from 85% to 78% due to savings from the restructuring program implemented during fiscal 1994 and higher profitability of multi-client data survey sales.

     In fiscal 1994, restructuring charges of $838,000 were recognized, primarily relating to severance costs associated with a reduction in Digicon's workforce.

     Write-off/Write-down for Impairment of Assets. In fiscal 1994, Digicon recorded $5.2 million in expenses associated with the write-off/write-down of certain assets including $2.4 million of marine and $552,000 of land acquisition assets related to decommissioned marine vessels and stacked land crews. The write-off/write-down also included the write-down of other marine and land acquisition assets of $1.0 million. In addition, due to decreased activity in the Far East, Digicon wrote down data processing equipment by $1.2 million.

     Depreciation and Amortization. Depreciation and amortization expense increased 5% from $12.7 million to $13.3 million. Fiscal 1995 reflects decreases in charges resulting from the prior year's restructuring program of $2.2 million, offset by increases in charges on new asset purchases.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by 14% from $5.1 million to $4.4 million, primarily resulting from the accrual of $607,000 in the prior year for benefits payable over five years under an employment contract with a former executive.

     Interest. Interest expense increased 72% from $2.9 million to $5.0 million as a result of increased borrowings on working capital facilities and equipment financing, as well as higher borrowing costs.

     FSU Joint Ventures. In April 1994, the Company acquired interests in joint ventures that operate in the FSU. In acquiring these interests, the Company exchanged common stock and cash commitments valued in excess of the fair market value of the net assets received. The excess value was being amortized over a 20-year period, and the Company recorded $392,000 of amortization expense during fiscal 1995. The joint ventures were in the start-up phase and the Company recorded $1.5 million of equity losses during fiscal 1995. In June 1995, the Company disposed of its FSU interests and recorded a $4.4 million gain on the sale. See Note 4 of Notes to Consolidated Financial Statements.

     Other. Other (income) expense decreased from income of $1.5 million to an expense of $594,000. In fiscal 1995, net losses were recorded on the disposition of property and equipment. Income recorded in the prior year resulted primarily from a gain on the sale of a vessel.

     Income Taxes. Provision for income taxes of $1.4 million in the current year relate primarily to taxable income in Argentina and Malaysia. The prior year provision of $1.5 million relates primarily to taxable income in South America.

LIQUIDITY AND CAPITAL RESOURCES

     The following discussion relates to consolidated financial data with respect to the Company giving effect to the Combination.

     The Company's internal sources of liquidity are cash balances and cash flow from operations. External sources include the planned debt offering, the unutilized portion of the revolving credit facility and equipment financing and trade credit.

     The Company maintains a $15.0 million revolving credit facility (the "Credit Facility") with a commercial bank (the "Bank") which currently provides for borrowings of up to 80% of a majority of the Company's domestic and foreign receivables (excluding the receivables of VES) at an interest rate of 1/4% over the prime rate and is secured by most of the Company's world-wide assets (excluding the assets of VES). In connection with such facility, the Company is limited, without the consent of the lender, in taking certain actions, including creating indebtedness in excess of specified amounts, declaring and paying dividends and is required, among other provisions, to maintain certain financial ratios. The facility matures July 1998.

     The Company is preparing for a public offering (the "Offering") of $75.0 million of senior notes due 2003 (the "Senior Notes"). The Offering is expected to generate approximately $72.2 million of net proceeds and is planned to be completed in late October 1996; however, there can be no assurance that the Offering will be completed. The Senior Notes are unsecured and will be effectively subordinated to secured debt of the Company with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The Indenture relating to the Senior Notes will contain certain covenants, including covenants which limit the Company's ability to incur additional debt, pay dividends and complete mergers, consolidations and sales of assets.

     The Company expects that approximately $41.1 million of the net proceeds from the Offering will be used to retire outstanding indebtedness of the Company (including borrowings under the Credit Facility and borrowings of VES). The remaining net proceeds will be used to fund a portion of the Company's $67.4 million capital expenditure budget for fiscal 1997. It is anticipated that the balance of the 1997 capital expenditure budget will be financed from internally generated funds, and, if necessary, from the revolving credit facility or other borrowings permitted by the Indenture. Of the $67.4 million capital expenditure budget, approximately $7.7 million represents capital spending necessary to maintain the Company's operating equipment and the remainder is for discretionary capital spending, including approximately $26.2 million for the replacement of older operating equipment with a view to substantially enhancing operating efficiency and the remaining $33.5 million for expansion of its equipment complement to meet increased demand for seismic services.

     Subject to the completion of the Offering, the Bank has agreed to amend the Credit Facility. The Company will be entitled to borrow up to $15.0 million on a revolving basis, which will mature in July 1998 and will be secured by substantially all of the receivables of the Company. The Bank will release its existing security interest in assets of Digicon other than its receivables and approve the issuance of the Senior Notes. Pursuant to the amendment, advances under the Credit Facility will bear interest, at the Company's election, at the prime rate or LIBOR plus two percent. Advances under the Credit Facility will be limited by a borrowing formula which, based on current levels of receivables, results in a borrowing base well in excess of the maximum commitment. Covenants in the amended Credit Facility will prohibit the payment of dividends and will limit the Company's capital expenditures in any fiscal year. In addition, the amended Credit Facility will require minimum cash flow coverage and the maintenance of minimum tangible net worth; will limit the ratio of funded debt to total capitalization; and will require the Company to maintain a minimum current ratio.

     The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead time between survey execution and sale, multi-client data surveys generally require greater amounts of working capital than contract work. During the first half of the past two fiscal years, this problem was exacerbated as, for budgeting purposes, several clients deferred payments on multi-client data library purchases until January 1995 and 1996, respectively, at which time substantially all of such receivables were collected. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

     The utilization of net operating loss carryforwards ("NOLs") is subject to certain limitations. Additionally, when such NOLs are utilized, the benefit will be recognized as an addition to paid-in capital and will not be reflected in the consolidated statements of operations.

     The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs, and (assuming the Offering is completed as expected) meet its principal and interest obligations with respect to the Senior Notes. The Company anticipates that the net proceeds from the Senior Notes, cash flow generated from operations and borrowings permitted under the Indenture will provide sufficient liquidity to fund these requirements until the Senior Notes become due. However, the Company's ability to meet its debt service and other obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the Credit Facility or the Senior Notes, it may be required to refinance all or a portion of its existing debt or obtain additional financing, although there can be no assurance that the Company will be able to obtain such refinancing or additional financing.

     The Company's ability to effect the Offering or any other financings are dependent on its historical results of operations and its current financial condition and prospects at the time it seeks access to capital markets, as well as other factors beyond the Company's control, including the condition of the financial and capital markets and the investment community's perception of the Company and the seismic industry generally. There can be no assurances that the Offering will be completed, or that the Offering or any financing will result in the level of net proceeds described above. The Company believes that it possesses sufficient liquidity to continue operations on a satisfactory basis. If additional working capital were to become necessary as a result of deterioration in demand for or pricing of the Company's services, and if additional financing were not available, the Company's operating results and financial condition could be adversely affected.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Veritas DGC Inc. and Subsidiaries
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Veritas DGC Inc., formerly Digicon Inc., and Subsidiaries (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, on August 30, 1996, Digicon Inc. ("Digicon") and Veritas Energy Services Inc. ("VES") consummated a business combination. VES became a wholly-owned subsidiary of Digicon and Digicon changed its name to Veritas DGC Inc. The combination is to be accounted for as a pooling of interests in fiscal 1997, and accordingly, the accompanying financial statements do not include the accounts and operations of Veritas Energy Services Inc.

DELOITTE & TOUCHE LLP

Houston, Texas
October 10, 1996

                       VERITAS DGC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1996         1995         1994
                                                             --------     --------     --------
REVENUES...................................................  $160,847     $131,127     $115,535
COSTS AND EXPENSES:
  Operating expenses:
     Cost of services......................................   126,382      102,817       98,271
     Restructuring.........................................                                 838
  Write-off/write-down for impairment of assets............     3,628                     5,235
  Depreciation and amortization............................    15,007       13,333       12,693
  Selling, general and administrative......................     5,478        4,428        5,101
  Other (income) expense:
     Merger related costs..................................     2,334
     Interest..............................................     5,278        4,950        2,879
     Gain on sale of investment in FSU joint ventures......                 (4,370)
     Other.................................................       578          594       (1,542)
                                                             --------     --------     --------
          Total............................................   158,685      121,752      123,475
                                                             --------     --------     --------
Income (loss) before provision for income taxes and equity
  in loss of 50% or less-owned companies and joint
  ventures.................................................     2,162        9,375       (7,940)
Provision for income taxes.................................       664        1,411        1,521
Equity in loss of 50% or less-owned companies and joint
  ventures.................................................     1,113        5,186        4,965
                                                             --------     --------     --------
NET INCOME (LOSS)..........................................  $    385     $  2,778     $(14,426)
                                                             ========     ========     ========
PER SHARE OF COMMON STOCK:
  Earnings (loss) per share................................  $    .03     $    .25     $  (1.48)
                                                             ========     ========     ========
  Weighted average shares..................................    11,005       10,958        9,769
                                                             ========     ========     ========
  Cash dividends -- common stock...........................      None         None         None
                                                             ========     ========     ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1996 AND 1995
           (IN THOUSANDS, EXCEPT FOR PAR VALUE AND NUMBER OF SHARES)

                                                                                    1996          1995
                                                                                  --------      --------
                                     ASSETS
Current assets:
  Cash..........................................................................  $  6,979      $  4,167
  Restricted cash investments...................................................       327           670
  Accounts and notes receivable (net of allowance for doubtful accounts: 1996,
    $733;
    1995, $603).................................................................    46,641        39,392
  Materials and supplies inventory (net of reserve for obsolescence: 1996, $0;
    1995, $66)..................................................................     1,209         1,331
  Prepayments and other.........................................................     3,648         3,983
                                                                                  --------      --------
         Total current assets...................................................    58,804        49,543
Property and equipment:
  Seismic equipment.............................................................    59,754        53,615
  Data processing equipment.....................................................    24,658        25,335
  Leasehold improvements and other..............................................    20,844        26,450
                                                                                  --------      --------
         Total..................................................................   105,256       105,400
    Less accumulated depreciation...............................................    55,932        59,572
                                                                                  --------      --------
         Property and equipment -- net..........................................    49,324        45,828
Multi-client data library.......................................................    25,628        27,976
Investment in and advances to joint ventures....................................     1,463           187
Goodwill (net of accumulated amortization: 1996, $1,592; 1995, $1,168)..........     2,653         3,077
Other assets....................................................................     2,927         3,818
                                                                                  --------      --------
         Total..................................................................  $140,799      $130,429
                                                                                  ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..........................................  $ 11,657      $ 10,021
  Accounts payable -- trade.....................................................    21,872        18,493
  Accrued interest..............................................................       310           406
  Other accrued liabilities.....................................................    13,754        14,098
  Income taxes payable..........................................................     1,814         1,097
                                                                                  --------      --------
         Total current liabilities..............................................    49,407        44,115
Non-current liabilities:
  Long-term debt -- less current maturities.....................................    23,784        25,243
  Deferred credits..............................................................       364         1,084
  Other non-current liabilities.................................................     1,055         1,105
                                                                                  --------      --------
         Total non-current liabilities..........................................    25,203        27,432
Commitments and contingent liabilities (Note 9)
Stockholders' equity:
  Common stock, $.01 par value; authorized: 20,000,000 shares; issued:
    11,334,352 and 11,134,939 shares at July 31, 1996 and 1995 respectively (see
    Note 11)....................................................................       113           111
  Additional paid-in capital....................................................    74,043        71,895
  Accumulated deficit from August 1, 1991.......................................    (7,967)       (8,352)
  Less: Treasury stock, at cost; 858,497 shares in 1995.........................                  (4,772)
                                                                                  --------      --------
         Total stockholders' equity.............................................    66,189        58,882
                                                                                  --------      --------
         Total..................................................................  $140,799      $130,429
                                                                                  ========      ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                                                           1996        1995        1994
                                                                         --------    --------    --------
OPERATING ACTIVITIES:
  Net income (loss)..................................................... $    385    $  2,778    $(14,426)
  Non-cash items included in net income (loss):
     Restructuring accrual..............................................                   14         252
     Write-off/write-down for impairment of assets......................    3,628                   5,235
     Depreciation and amortization......................................   15,007      13,333      12,693
     Amortization of warrants issued with short-term related party
      loans.............................................................                   89
     Amortization of deferred gain on sale/leaseback....................     (103)       (898)
     (Gain) loss on disposition of property and equipment...............      328         759      (1,583)
     Equity in loss of 50% or less-owned companies and joint ventures...    1,113       5,186       4,965
     Gain on sale of investment in FSU joint ventures...................               (4,370)
     Write-down of multi-client data library to market..................    1,774       1,786         778
     Other..............................................................       61        (340)       (843)
  Change in operating assets/liabilities:
     Accounts and notes receivable......................................   (8,115)     (8,095)      4,374
     Materials and supplies inventory...................................      122         280         952
     Prepayments and other..............................................      335      (1,325)        (13)
     Multi-client data library..........................................      574     (11,262)    (10,075)
     Other..............................................................      886         401        (988)
     Accounts payable -- trade..........................................    2,807      (4,728)     (3,717)
     Accrued interest...................................................      (96)        116         130
     Other accrued liabilities..........................................     (241)      5,261       3,605
     Income taxes payable...............................................      717        (309)        601
     Deferred credits...................................................     (720)       (239)       (455)
     Other non-current liabilities......................................      (50)        762         341
                                                                         --------    --------    --------
          Total cash provided (used) by operating activities............   18,412        (801)      1,826
FINANCING ACTIVITIES:
  Borrowings of long-term debt..........................................    1,500
  Payments of long-term debt............................................  (10,306)     (7,206)     (3,158)
  Net borrowings (payments) under credit agreements.....................   (2,665)      1,676       7,446
  Net proceeds from sale of common stock................................    2,950         (72)        (40)
  Net proceeds from sale of treasury stock..............................    3,972       3,984
  Borrowing of short-term related party loans...........................                   30       6,081
  Payment of short-term related party loans.............................               (2,725)     (3,386)
                                                                         --------    --------    --------
          Total cash provided (used) by financing activities............   (4,549)     (4,313)      6,943
INVESTING ACTIVITIES:
  (Increase) decrease in restricted cash investments....................      343        (350)        304
  Increase in investment in and advances to joint ventures..............   (2,372)     (4,231)     (1,185)
  Sale to Syntron, Inc.:
     Inventories and technologies.......................................                1,630
     Property and equipment.............................................                1,370
  Sale of investment in FSU joint ventures..............................                6,000
  Purchase of property and equipment....................................   (9,554)     (4,639)     (5,392)
  Sale of property and equipment........................................      555       1,433         570
                                                                         --------    --------    --------
          Total cash provided (used) by investing activities............  (11,028)      1,213      (5,703)
Currency loss (gain) on foreign cash....................................      (23)         45         (88)
                                                                         --------    --------    --------
Change in cash and cash equivalents.....................................    2,812      (3,856)      2,978
Beginning cash and cash equivalents balance.............................    4,167       8,023       5,045
                                                                         --------    --------    --------
Ending cash and cash equivalents balance................................ $  6,979    $  4,167    $  8,023
                                                                         ========    ========    ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                                                           1996        1995        1994
                                                                          -------     -------     -------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Increase (decrease) in investment in FSU joint ventures for:
     Common stock........................................................             $ 2,309     $ 7,299
     Accounts and note receivable from FSU joint ventures................                (409)
     Other assets........................................................                             135
  Increase in property and equipment for:
     Accounts and notes receivable -- deferred credits utilized.......... $   866       2,045
     Execution of equipment purchase obligations.........................  11,648      11,224       4,227
     Accounts payable -- trade...........................................     572         334       1,058
  Increase in prepayments on property and equipment for notes payable....                 601
  Increase in notes receivable for:
     Sale of property and equipment......................................                             250
     Sale of other assets................................................                           1,330
  Sale of investment in FSU joint ventures resulting in an increase
     (decrease) in:
     Accounts and notes receivable from purchaser........................               1,790
     Accounts and note receivable from FSU joint ventures................              (1,740)
     Accounts payable -- trade...........................................                  78
     Treasury stock......................................................               8,756
  Sale of inventories, property and equipment, and technologies to
     Syntron, Inc. resulting in an increase (decrease) in:
     Accounts and notes receivable -- deferred credits...................               3,255
     Materials and supplies inventory....................................              (2,154)
     Other assets -- deferred credits receivable.........................                 857
     Accounts payable -- trade...........................................                 957
     Other accrued liabilities -- deferred gain..........................                 891
     Other non-current liabilities -- deferred gain......................                 110
  Sale of accounts receivable and property and equipment resulting in a decrease in:
     Accounts and notes receivable.......................................                 (78)
     Property and equipment -- net.......................................                (247)
     Long-term debt......................................................                (199)
     Accounts payable -- trade...........................................                 (18)
     Other non-current liabilities.......................................                (108)
  Increase in additional paid-in capital as a result of warrants issued
     with short-term related party loans.................................                  89
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest --
       Equipment purchase obligations....................................   1,691       1,060         879
       Secured term loan.................................................     506         635         585
       Credit agreements.................................................   1,843       1,723         461
       Short-term related party loans....................................                 199         206
       Other.............................................................   1,286       1,388         339
     Income taxes........................................................     865       1,093         606

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                  (IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES)


                                                                                                        ACCUMULATED
                                                                                                         EARNINGS
                                              COMMON STOCK ISSUED       TREASURY STOCK,                  (DEFICIT)
                                              -------------------           AT COST           ADDITIONAL    FROM
                                                             PAR     ---------------------    PAID-IN     AUGUST 1,
                                                SHARES       VALUE     SHARES      AMOUNT     CAPITAL      1991
                                              -----------    ----    ----------    -------    -------    --------
BALANCE, AUGUST 1, 1993....................    28,279,323    $283                             $62,138    $  3,296
Common stock issued for investment in FSU
  joint ventures, net of issue costs.......     3,072,950      31                               7,228
Net loss...................................                                                               (14,426)
                                               ----------    ----      --------     ------    -------    --------
BALANCE, JULY 31, 1994.....................    31,352,273     314                              69,366     (11,130)
Common stock issued for investment in FSU
  joint ventures, net of issue costs.......     2,052,543      20                               2,265
One for three reverse stock split, net of
  issue
  costs....................................   (22,269,877)   (223)                                175
Warrants issued in conjunction with
  short-term related party loans...........                                                        89
Common stock reacquired in sale of
  investment in FSU joint ventures.........                          (1,708,497)   $(8,756)
Treasury stock issued for cash.............                             850,000      3,984
Net income.................................                                                                 2,778
                                               ----------    ----      --------     ------    -------    --------
BALANCE, JULY 31, 1995.....................    11,134,939     111      (858,497)    (4,772)    71,895      (8,352)
Treasury stock issued for cash, net of
  issue
  costs....................................                             858,497      4,772       (800)
Common stock issued for cash under exercise
  of warrants..............................        29,433                                         530
Common stock issued for cash under employee
  stock option plan........................       181,497       2                               2,448
Common stock certificates cancelled........       (11,517)
Registration and filing costs..............                                                       (30)
Net income.................................                                                                   385
                                               ----------    ----      --------     ------    -------    --------
BALANCE, JULY 31, 1996.....................    11,334,352    $113                             $74,043    $ (7,967)
                                               ==========    ====      ========     ======    =======    ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

1. BUSINESS COMBINATION

     Veritas DGC Inc. was formerly named Digicon Inc. ("Digicon"). On August 30, 1996, Digicon and Veritas Energy Services Inc. ("VES"), a Canadian company, consummated a business combination (the "Combination"). VES became a wholly-owned subsidiary of Digicon and Digicon changed its name to Veritas DGC Inc. (the "Company"). As a result of the Combination, each share of VES no par value common shares outstanding was converted into the right to receive VES no par value exchangeable stock (the "Exchangeable Stock") at an exchange ratio of
0.8 of a share of Exchangeable Stock per VES common share. All of the holders of VES common shares, except for those shareholders who perfected and properly exercised their right to dissent from the Combination and received fair value of their shares in cash, became holders of Exchangeable Stock and, accordingly, 7,023,701 shares of Exchangeable Stock were issued. The aggregate stated capital of the Exchangeable Stock is equal to the aggregate stated capital immediately prior to the Combination of the VES common shares that were exchanged or approximately $30.0 million. The Exchangeable Stock is convertible, at the discretion of the stockholder, on a one-for-one basis into shares of the Company's $0.01 par value common stock and their holders have rights identical to the holders of the Company's common stock. Options to purchase shares of VES common stock ("VES Option") were converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per VES Option. The VES articles of amalgamation were amended to reduce the number of authorized VES common shares to one which will be held by the Company.

     The Combination will be accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company and VES will be combined upon consummation of the transaction and all prior periods will be restated to give effect to the Combination in fiscal 1997. Information concerning common stock and per share data will be restated on an equivalent share basis. As a result of differing year ends of the Company and VES, results of operations for dissimilar year ends will be combined. The Company's results of operations for the years ended July 31, 1995 and prior will be combined with VES' results of operations for the years ended October 31, 1995 and prior. To conform year ends, Digicon's results of operations for the year ended July 31, 1996 will be combined with VES' results of operations for the twelve months ended July 31, 1996. Accordingly, VES' operating results for the period August 1, 1995 through October 31, 1995 will be included in the years ended July 31, 1995 and July 31, 1996. An adjustment in an amount equal to the results of operations for this three-month period will be included in the consolidated statements of changes in stockholders' equity. VES' revenues, net income and net income per share were $22,150,000, $936,000 and $0.05, respectively, for the period August 1, 1995 through October 31, 1995.

     Presented below is the effect the pooling of interests will have on the Company's reported results of operations. Amounts related to VES have been converted into the Company's reporting currency, United States ("U.S.") dollars, using weighted average exchange rates prevailing during the period and reflects adjustments for differences between U.S. and Canadian generally accepted accounting principles ("GAAP") and reclassifications to conform financial statement presentation. Canadian to U.S. GAAP adjustments include adjustments to
(i) write off foreign exchange gains and (losses) on borrowings which are deferred and amortized over the period of the debt affecting net income by approximately ($173,000), ($25,000) and $253,000 for the years ended July 31, 1996, 1995 and 1994, respectively, and (ii) reverse the effect of a prior period adjustment affecting net income by approximately $102,000, $314,000 and ($834,000) for the years ended July 31, 1996, 1995, and 1994, respectively. Reclassification of $28,842,000, $25,493,000 and

                       VERITAS DGC INC. AND SUBSIDIARIES

$27,213,000 for the years ended July 31, 1996, 1995 and 1994 have been made to net amounts billed to customers for reimbursable costs against VES' revenues.

                                                                    YEARS ENDED JULY 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenues:
  Digicon..................................................  $160,847     $131,127     $115,535
  VES......................................................   118,591      109,996       90,070
  Reclassifications........................................   (28,842)     (25,493)     (27,213)
                                                             --------     --------     --------
          Total............................................  $250,596     $215,630     $178,392
                                                             ========     ========     ========
Net income (loss):
  Digicon..................................................  $    385     $  2,778     $(14,426)
  VES......................................................       967        2,527        4,653
  Adjustments..............................................       (71)         289         (581)
                                                             --------     --------     --------
          Total............................................  $  1,281     $  5,594     $(10,354)
                                                             ========     ========     ========
Net income (loss) per share:
  As previously reported...................................  $    .03     $    .25     $  (1.48)
                                                             ========     ========     ========
  As restated..............................................  $    .07     $    .31     $   (.66)
                                                             ========     ========     ========

     There will be no material adjustments to the net assets of VES as a result of adopting the same accounting principles as the Company.

     During the year ended July 31, 1996, the Company incurred and expensed $2,334,000 of costs associated with the merger. These costs consist primarily of professional fees.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all majority-owned domestic and foreign subsidiaries. Investments in 50% or less-owned companies and joint ventures are accounted for on the equity method. All material intercompany balances and transactions have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and restricted cash investments, accounts and notes receivables, accounts payable and debt. For all such instruments the carrying value is a reasonable estimate of fair value.

                       VERITAS DGC INC. AND SUBSIDIARIES

RECLASSIFICATION OF PRIOR YEAR BALANCES

     Certain prior year balances have been reclassified for consistent presentation.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company will be required to implement this statement for the fiscal year 1997. Implementation of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation." This statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. This statement is effective for fiscal years beginning after December 15, 1995. The Company will be required to implement this statement for the fiscal year 1997. The Company intends to adopt this standard by disclosing the pro forma net income (loss) and net income (loss) per share amounts assuming the fair value method was adopted on August 1, 1995. The adoption of this statement will have no material impact on the Company's consolidated financial statements.

TRANSLATION OF FOREIGN CURRENCIES

     The Company has determined that the U.S. dollar is its functional currency. Property and equipment (and related depreciation) and inventories are translated into U.S. dollars at the exchange rates in effect at the time of their acquisition. Other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Remeasurement gains and losses are included in the determination of net income and are reflected in other costs and expenses. See Note 15.

CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, the Company has defined "cash equivalents" as items readily convertible into known amounts of cash with original maturities of three months or less.

RESTRICTED CASH INVESTMENTS

     Restricted cash investments in the amounts of $327,000 at July 31, 1996 and $670,000 at July 31, 1995 were pledged as collateral on certain bank guarantees.

ACCOUNTS RECEIVABLE

     Included in accounts and notes receivable at July 31, 1996 and 1995 are unbilled amounts of approximately $9,568,000 and $10,600,000, respectively. Such amounts are either not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months or are currently billable and will be invoiced in the next monthly statement cycle.

INVENTORIES

     Inventories of materials and supplies are stated at the lower of average cost or market.

                       VERITAS DGC INC. AND SUBSIDIARIES

MULTI-CLIENT DATA LIBRARY

     The Company collects and processes certain seismic data for its own account to which it retains all ownership rights and which it resells to clients on a non-transferable, non-exclusive basis. The Company may obtain precommitted sales contracts to help fund the cash requirements of these surveys which generally last from 5 to 7 months. The Company capitalizes the unfunded portion using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the precommitted sales contracts based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The capitalized cost of the multi-client data library is likewise charged to operations in the period subsequent sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The Company periodically reviews the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when the total estimated costs exceed total estimated sales or when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In general, costs are expected to be recovered from sales over a period of less than 5 years.

GOODWILL

     The Company has recorded the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized over the period benefits are expected to be derived. The Company periodically reviews the carrying value of goodwill in relation to the current and expected operating results of the businesses or joint ventures in order to assess whether there has been a permanent impairment of such amounts. There were no write-downs as a result of such review during the years ended July 31, 1996, 1995 and 1994.

     See also Note 4 relating to the purchase of the investment in the FSU joint ventures.

MOBILIZATION COST

     Transportation and make-ready expenses of seismic operations incurred prior to commencement of business in an area that would not have been incurred otherwise are deferred and amortized over the lesser of the term of the related contract or backlog of contracts in that area or one year. Amounts applicable to operations for the Company's own account are included in the cost of multi-client data library. Unamortized mobilization costs are included in other assets and totalled $517,000 and $1,421,000 at July 31, 1996 and 1995, respectively.

INCOME TAXES

     The Company's policy is not to provide for the income taxes, if any, which would be payable if undistributed earnings of foreign consolidated subsidiaries were paid as dividends to the parent company, since such earnings have been or will be reinvested in the business.

     In February 1992, the FASB issued SFAS 109, "Accounting for Income Taxes", which requires the use of the "liability method" in place of the previously required "deferred method". Under the liability method, deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. SFAS 109 allows recognition of all or a portion of benefits from the utilization of net operating loss carryforwards as deferred tax assets if realization is "more likely than not". In periods of changing income tax rates, the liability method will cause fluctuations in net income of companies with deferred taxes. The Company adopted SFAS 109 effective August 1, 1993. The adoption of this standard did not result in a cumulative effect adjustment to equity or income for the year ended July 31, 1994.

                       VERITAS DGC INC. AND SUBSIDIARIES

     Recognition will be given in the accompanying consolidated balance sheets to the future income tax benefits of loss carryforwards only to the extent that they will be used to offset existing deferred taxes. Since the Company's quasi-reorganization on July 31, 1991, in accordance with Staff Accounting Bulletin No. 86, the tax benefits of loss carryforwards existing at the date of the quasi-reorganization, when realized, have been recognized in the consolidated statements of operations by a charge in lieu of income taxes, representing the additional income taxes which otherwise would have been provided, with an equal and offsetting direct addition to paid-in capital reflecting the utilization of the loss carryforward.

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

REVENUES

     Revenues are recognized on the percentage of completion method. Revenues from data acquisition and data processing services are recognized based on contractual rates set forth in the related contract if the contract provides a separate rate for each service group. If the contract only provides a rate for the overall service, revenues are recognized based on the percentage of each service group's cost to the total costs.

DEPRECIATION

     Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                                         AVERAGE
                                                                         YEARS
                                                                         ---
                Seismic equipment......................................  4-5
                Data processing equipment..............................  3-6
                Leasehold improvements and other.......................  3-8

     Expenditures for routine repairs and maintenance are charged to expense as incurred; expenditures for additions and improvements are capitalized and depreciated over the estimated useful life of the related asset. Significant vessel drydocking expenses are recorded as deferred charges in other assets and are amortized over a six to 24 month period. The net gain or loss on items of property and equipment retired or disposed of is included in other costs and expenses. See Note 15.

     In fiscal 1996 and 1994, the Company recognized impairment of assets in the amount of $3,628,000 and $5,235,000, respectively, or $.33 and $.54 per share (as restated for the Reverse Split), respectively. See Notes 11 and 14.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense when incurred. Research and development costs for the years ended July 31, 1996, 1995 and 1994 were $2,437,000, $2,851,000 and $4,908,000, respectively.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share and weighted average shares have been restated for all periods presented to reflect the effect of the Reverse Split consummated on January 17, 1995. See Note 11.

                       VERITAS DGC INC. AND SUBSIDIARIES

     Primary loss per share is computed based on the weighted average number of shares of common stock. Primary earnings per share is computed based on the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents include (i) stock options (see Note 10), (ii) warrants (see Note 13) and (iii) contingent shares issuable. Shares issuable upon the conversion of stock options and warrants were disregarded since the treasury stock method of calculation resulted in dilution of less than 3%. For the year ended July 31, 1994, contingent shares issuable under the second stage of the agreements discussed in Note 4 were disregarded due to net losses incurred.

     Fully diluted earnings per share is not presented for the year ended July 31, 1994 due to net losses incurred. Fully diluted earnings per share is not presented for the years ended July 31, 1996 and 1995 since stock options and warrants referenced above resulted in dilution of less than 3%.

3. INVESTMENT IN INDONESIAN JOINT VENTURE

     Summarized financial information of this joint venture is as follows:

                                                                     JULY 31,     JULY 31,
                                                                       1996         1995
                                                                     --------     --------
                                                                       (IN THOUSANDS OF
                                                                           DOLLARS)
    Current assets.................................................  $  1,831     $  1,492
    Multi-client data library......................................       617          468
                                                                     --------     --------
              Total assets.........................................  $  2,448     $  1,960
                                                                     ========     ========
    Current liabilities............................................  $    878     $  1,192
    Non-current liabilities:
      Other long-term liabilities..................................                    635
      Advances from Veritas DGC Inc. ..............................    14,532       12,439
                                                                     --------     --------
              Total non-current liabilities........................    14,532       13,074
    Stockholders' deficit:
      Common stock.................................................     2,576        2,576
      Accumulated deficit..........................................   (15,538)     (14,882)
                                                                     --------     --------
              Total stockholders' deficit..........................   (12,962)     (12,306)
                                                                     --------     --------
              Total liabilities and stockholders' deficit..........  $  2,448     $  1,960
                                                                     ========     ========

                                                                  YEARS ENDED JULY 31,
                                                            --------------------------------
                                                             1996        1995         1994
                                                            ------      -------      -------
                                                               (IN THOUSANDS OF DOLLARS)
    Revenues.............................................   $2,927      $ 1,443      $ 2,518
    Operating expenses...................................    3,429        5,368        5,367
    Depreciation and amortization........................                   430        1,065
    Other................................................      (15)         196          174
                                                            ------      -------      -------
              Total......................................    3,414        5,994        6,606
    Loss before provision for income taxes...............     (487)      (4,551)      (4,088)
    Provision for income taxes...........................     (166)        (359)
                                                            ------      -------      -------
    Net loss.............................................   $ (653)     $(4,910)     $(4,088)
                                                            ======      =======      =======

                       VERITAS DGC INC. AND SUBSIDIARIES

4. INVESTMENT IN FSU JOINT VENTURES

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

     On June 6, 1995, the Company sold its interests in the joint ventures for $6,000,000 in cash and the return of the 1,708,497 shares of the post-Reverse Split common stock owned by MD Seis (valued at $5.125 per share). In addition, the Company received $2,992,144 in short-term notes, which were collected on July 31, 1995, representing payments for equipment sold and a return of amounts previously advanced to the joint ventures and is entitled to receive royalties of up to $1,500,000 based on future sales of multi-client data currently being acquired by the joint ventures. The net effect of these transactions was a gain of $4,370,000.

5. SALE OF INVENTORIES, ASSETS AND TECHNOLOGIES

     On August 31, 1994, the Company entered into a series of agreements with Syntron, Inc. ("Syntron") that provided for the sale of certain assets, inventories and technologies by the Company to Syntron and the assumption of certain liabilities by Syntron. The sale price was $7,500,000 payable in cash of $3,000,000 and credits of $4,500,000 to be applied by the Company against future purchases from Syntron. The agreements also provide that for a period of three years, Syntron will be the sole supplier to the Company of certain acquisition, monitoring, and recording equipment that is competitively priced, deliverable on a timely basis and is technologically competitive. In addition, the Company agreed to lease back certain marine and land recording equipment from Syntron for a period of up to 36 months with minimum lease terms ranging from 7 1/2 to 17 1/2 months. The difference between the sale price and the net book value of the net assets sold after discounting the credits by 2 1/2% was a $1,001,000 gain which was recognized on a pro rata basis over the minimum lease terms as a reduction in rental expense. Unused credits in the amount of $1,168,000 are included in accounts and notes receivable at July 31, 1996.

                       VERITAS DGC INC. AND SUBSIDIARIES

6. LONG-TERM DEBT

     The Company's long-term debt is as follows:


                                                                   JULY 31,    JULY 31,
                                                                    1996        1995
                                                                   -------     -------
                                                                    (IN THOUSANDS OF
                                                                        DOLLARS)
        Revolving credit agreement due July 1998, at prime plus
           1/4% (8.5% at July 31, 1996)........................    $11,458
        Revolving credit agreement due April 1997, at prime
          plus 3%..............................................                $14,123
        Secured term loan due July 1999 at prime plus  3/4%
          (9.0% at July 31, 1996)..............................      6,000
        Secured term loan due June 1997, at 10.75%.............                  4,500
        Equipment purchase obligations maturing through July
          1999,
          at an average rate of 10.26% in 1996.................     17,983      16,641
                                                                   -------     -------
                  Total........................................     35,441      35,264
        Less current maturities................................     11,657      10,021
                                                                   -------     -------
                  Due after one year...........................    $23,784     $25,243
                                                                   =======     =======

     The revolving credit agreement (the "Credit Facility") due July 1998 is with a commercial bank (the "Bank") and provides a facility of up to $15,000,000. Advances under the agreement are limited by a borrowing formula and are collateralized by a majority of the assets of the Company. The agreement provides for the collection of certain of the Company's accounts receivable into cash collateral accounts. Amounts applied against outstanding advances are available for reborrowing upon presentation of evidence of adequate borrowing base coverage. Interest is payable monthly at prime plus 1/4%. The agreement limits, among other things, the Company's right, without consent of the lender, to take certain actions including creating indebtedness in excess of specified amounts and declaring or paying dividends, and requires the Company to maintain certain financial ratios. At July 31, 1996, $3,542,000 was available for borrowing under this agreement.

     The revolving credit agreement due April 1997 was with a finance company and provided a revolving credit facility of up to $17,000,000 (increased from $15,000,000 in April 1995) through April 11, 1997. The facility was repaid in July 1996 with proceeds from the revolving credit agreement due July 1998.

     The secured term loan due July 1999 is with a commercial bank and is due in 36 monthly installments of $166,667 plus interest at prime plus 3/4% and is secured by a majority of the assets of the Company.

     The secured term loan due June 30, 1997, bore interest at 10.75% payable quarterly. In connection with the loan, the Company issued common stock purchase warrants to the lender. See Note 13. The loan was repaid with proceeds from the secured term loan due July 1999.

     The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

     Annual maturities of long-term debt for the next five years are as follows:

                                    FISCAL YEAR                       MATURITIES
                ---------------------------------------------------   ----------
                                                                     (IN THOUSANDS
                                                                      OF DOLLARS)
                  1997.............................................   $11,657
                  1998.............................................    19,572
                  1999.............................................     4,212
                                                                      -------
                          Total....................................   $35,441
                                                                      =======

                       VERITAS DGC INC. AND SUBSIDIARIES

     The Company expects to effect a $75,000,000 debt offering in October 1996. The unsecured senior notes will be due in 2003 with interest payable semi-annually and will limit certain actions of the Company and its subsidiaries including the ability to incur additional indebtedness and to pay dividends. The Company will have the right to redeem the senior notes prior to 2003 under certain terms. Proceeds of the offering will be used to repay all long-term debt and to fund capital expenditures. See Note 14.

     Subject to the completion of the debt offering, the Bank has agreed to amend the Credit Facility. The Company will be entitled to borrow up to $15.0 million on a revolving basis, which will mature in July 1998 and will be secured by substantially all of the receivables of Digicon and VES. The Bank will release its existing security interest in assets of Digicon other than its receivables and approve the issuance of the senior notes. Pursuant to the amendment, advances under the Credit Facility will bear interest, at the Company's election, at the prime rate or LIBOR plus two percent. Advances under the Credit Facility will be limited by a borrowing formula. Covenants in the amended Credit Facility will prohibit the payment of dividends and will limit the Company's capital expenditures in any fiscal year. In addition, the amended Credit Facility will require minimum cash flow coverage and the maintenance of minimum tangible net worth; will limit the ratio of funded debt to total capitalization; and will require the Company to maintain a minimum current ratio.

7. INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred tax position are as follows:

                                                                 JULY 31,     JULY 31,
                                                                   1996         1995
                                                                 --------     --------
                                                                   (IN THOUSANDS OF
                                                                       DOLLARS)
        Deferred tax assets:
          Difference between book and tax basis of property
             and equipment....................................   $  3,077     $  4,544
          Difference between book and tax basis of
             multi-client data library........................      8,443        4,526
          Operating loss carryforwards........................     45,902       50,156
          Tax credit carryforwards............................      3,580        5,761
          Other...............................................        606          156
                                                                 --------     --------
                  Total.......................................     61,608       65,143
        Deferred tax liabilities:
          Other...............................................       (736)        (314)
                                                                 --------     --------
        Net deferred tax assets...............................     60,872       64,829
        Valuation allowance...................................    (60,775)     (65,036)
                                                                 --------     --------
        Net deferred tax position.............................   $     97     $   (207)
                                                                 ========     ========

     Provision for income taxes consists of the following:

                                                                YEARS ENDED JULY 31,
                                                            ----------------------------
                                                             1996       1995       1994
                                                            ------     ------     ------
                                                             (IN THOUSANDS OF DOLLARS)
        Current -- U.S...................................              $   34
        Current -- foreign...............................   $  968      1,367     $1,675
        Deferred -- foreign..............................     (304)        10       (154)
                                                             -----      -----      -----
                  Total..................................   $  664     $1,411     $1,521
                                                             =====      =====      =====

                       VERITAS DGC INC. AND SUBSIDIARIES

     As of July 31, 1996, the Company had U.S. net operating loss carryforwards ("NOL's") of approximately $86,890,000 which expire in the years 1998 through 2010. Included in such amounts are $73,681,000 of NOL's that existed prior to the quasi-reorganization. See Note 2. As of July 31, 1996, approximately $3,580,000 of investment tax credit carryforwards, which will expire in the years 1997 through 1999, were available to reduce future U.S. income taxes.

     Foreign operations had NOL's of approximately $49,061,000 at July 31, 1996, which are available indefinitely to reduce future foreign taxable income in specific jurisdictions. Included in such amounts are $38,315,000 of NOL's that existed prior to the quasi-reorganization. See Note 2. The foreign component of income (loss) before provision for income taxes was $(2,375,644), $(5,959,170) and $(4,427,240) for the years ended July 31, 1996, 1995 and 1994, respectively.

     A reconciliation of income tax expense computed at the statutory rate to the provision included in the Consolidated Statement of Operations is as follows:

                                                                       YEARS ENDED JULY 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Income tax at the statutory rate................................   $   757     $ 3,281
    Increase (reduction) in taxes resulting from:
      Foreign losses with no tax recovery...........................     4,641       2,505
      Foreign withholding tax cost..................................                 1,400
      Write-off of capital investment in foreign subsidiary.........    (4,734)     (5,775)
                                                                       -------     -------
              Total.................................................   $   664     $ 1,411
                                                                       =======     =======

     The provision for income taxes for the year ended July 31, 1994 is a result of the inability to obtain income tax benefits from operating losses in foreign countries.

     IRS regulations restrict utilization of NOL's for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. The Company has performed required testing and has concluded that an "ownership change" occurred in connection with the issuance of common stock through a public offering made by the Company on January 6, 1992. As a result, the future utilization of U.S. NOL's existing at the date of the "ownership change" will be limited to approximately $4,000,000 per year. This limitation had no effect on the provision for income taxes for the years ended July 31, 1996, 1995 and 1994. To the extent that any portion of this annual limitation is not used in any year, it may be carried over and added to the annual limitation of succeeding years. At July 31, 1996, the accumulated unused limitation on NOL's existing at the date of the "ownership change" was approximately $16,003,000.

8. DEFERRED CREDITS

     In August 1992, the Company entered into agreements with a customer pursuant to which the Company received certain seismic equipment with a fair value of approximately $1,792,000 and was obligated to allow $7,800,000 in discounts at specified rates on future seismic services performed by the Company for such customer. The Company recorded deferred revenue equal to the fair value of seismic equipment at the time the equipment was received. The deferred revenue is amortized as an adjustment to revenues at a rate determined by the ratio of revenues generated by the customer during a reporting period to total revenues estimated to be generated by the customer under the agreements. Revenues are recognized net of discounts allowed as the customer purchases seismic services eligible for the discounts. At July 31, 1996 remaining discounts in the amount of $3,041,000 were available to such customer and the remaining unrecognized deferred revenue is $363,000.

                       VERITAS DGC INC. AND SUBSIDIARIES

     The Company also has $962,000 and $880,000 at July 31, 1996 and 1995, respectively, included in other accrued liabilities relating to deferred credits earned by certain customers in conjunction with their original participation in certain of the Company's multi-client data surveys. These credits may be applied by the customers against future invoiced amounts.

9. COMMITMENTS AND CONTINGENT LIABILITIES

     Total rentals of vessels, equipment and office facilities charged to operations amounted to $23,928,000, $24,252,000 and $20,337,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

     Minimum rentals payable under operating leases, principally for office space, and vessel charters with remaining noncancellable terms of at least one year are as follows:

                                      FISCAL                         MINIMUM
                                       YEAR                          RENTALS
                ---------------------------------------------------  -------
                                                                   (IN THOUSANDS
                                                                    OF DOLLARS)
                  1997.............................................  $13,989
                  1998.............................................    9,134
                  1999.............................................    8,124
                  2000.............................................    4,189
                  2001.............................................      628
                2002-2013..........................................    6,745

     At July 31, 1996, the Company had placed orders for the purchase of certain equipment and services with an aggregate purchase price of $5,382,000.

     During September 1993, the Company purchased an occurrence-based workers compensation insurance policy which provides for a maximum deductible of $1.0 million, $1.4 million and $1.1 million for the policy years ended August 31, 1996, 1995 and 1994, respectively. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of such claims would not have a materially adverse impact on the financial position of the Company.

     The Company has an employment agreement with a former employee, who is also a former director, that provided for salary payments of $25,417 per month plus certain employee benefits through December 31, 1995. The agreement also contains a non-compete clause for a subsequent period of three years during which time the former employee will receive payments of $12,709 per month plus certain employee benefits.

10. EMPLOYEE BENEFITS

     The Company maintains a 401(k) plan in which employees of all the majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. However, employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 10% of their salary to a maximum of $9,240 per year. Generally, the Company will contribute an amount equal to one-half of the employee's contribution up to $6,000 or 6% of the employee's salary (whichever is less); however, if consolidated pre-tax income for any fiscal year is less than the amount required to be contributed by the Company, the Company may elect to reduce its contribution, but in no event may it reduce the total contribution to less than 25% of the employee contribution. The Company may make additional contributions from its current or cumulative net profits in an amount to be determined by the board of directors. Employer matching contributions to the 401(k) plan were $314,000 in 1996, $281,000 in 1995 and $286,000 in 1994.

                       VERITAS DGC INC. AND SUBSIDIARIES

     The Company initiated an employee nonqualified stock option plan on September 1, 1992. Options are granted to key employees and are exercisable no earlier than six months after the date of grant. The option price per share shall not be less than the lesser of (i) fair market value of the common stock on the date the option is granted or (ii) the average fair market value for the common stock during the 30 trading days ending on the trading day next preceding the date the option is granted. Options expire ten years from the date of grant. The exercise prices and number of options existing prior to January 17, 1995 have been adjusted for the Reverse Split. See Note 11. The Company has authorized 1,158,333 shares of post-Reverse Split common stock to be issued under the plan.

                                                               NUMBER
                                                                 OF          EXERCISE
                                                              OPTIONS         PRICE
                                                              --------     ------------
        Balance, August 1, 1994............................    489,333        $13.50
          Options issued...................................     13,333        $6.00
          Options cancelled................................    (79,666)       $13.50
                                                              --------
        Balance, July 31, 1995.............................    423,000     $6.00-$13.50
          Options issued...................................    195,500        $5.25
          Options cancelled................................    (31,680)    $5.25-$13.50
          Options exercised................................   (181,497)       $13.50
                                                              --------
        Balance, July 31, 1996.............................    405,323     $5.25-$13.50
                                                              ========
        Options exercisable, July 31, 1996.................    234,823
                                                              ========

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

                                                                NUMBER
                                                                  OF         EXERCISE
                                                                OPTIONS       PRICE
                                                                ------     ------------
        Balance, August 1, 1994..............................   36,667     $6.72-$12.87
          Options issued.....................................   19,998        $4.13
                                                                ------
        Balance, July 31, 1995...............................   56,665     $4.13-$12.87
          Options issued.....................................   19,994        $6.76
                                                                ------
        Balance, July 31, 1996...............................   76,659     $4.13-$12.87
                                                                ======
        Options exercisable, July 31, 1996...................   76,659
                                                                ======

     The Company maintains a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in its United Kingdom offices. Monthly contributions by employees are equal to 3.5% of their salaries with the Company providing an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually at 5%. The Pension Plan also provides for 50% of

                       VERITAS DGC INC. AND SUBSIDIARIES
such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities which are held and managed by an independent trustee. The net periodic pension costs are as follows:

                                                              YEARS ENDED JULY 31,
                                                           ---------------------------
                                                           1996       1995       1994
                                                           -----      -----      -----
                                                            (IN THOUSANDS OF DOLLARS)
        Service costs (benefits earned during the
          period).......................................   $ 224      $ 275      $ 288
        Interest costs on projected benefit
          obligation....................................     292        253        249
        Return on assets................................    (312)      (275)      (226)
        Net amortization and deferral...................       5          5          4
                                                           -----      -----      -----
        Net periodic pension costs......................   $ 209      $ 258      $ 315
                                                           =====      =====      =====

     The funded status of the Pension Plan is as follows:

                                                                   JULY 31,    JULY 31,
                                                                     1996        1995
                                                                    ------      ------
                                                                     (IN THOUSANDS OF
                                                                         DOLLARS)
        Plan assets at fair value................................   $4,029      $3,444
        Actuarial present value of accumulated vested benefit
          obligations............................................    3,696       3,026
        Effect of future salary increases........................      633         517
                                                                    -------     -------
          Projected benefit obligation...........................    4,329       3,543
                                                                    -------     -------
        Projected benefit obligation in excess of plan assets....     (300)        (99)
        Unrecognized prior service cost..........................      179          13
                                                                    -------     -------
        Pension liability........................................   $ (121)     $  (86)
                                                                    =======     =======

     The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets for the years ended July 31, 1996 and 1995 are as follows:

        Discount rate.........................................................  8.5%
        Rates of increase in compensation levels..............................  6.5%
        Expected long-term rate of return on assets...........................  9.0%

11. REVERSE STOCK SPLIT

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

     On January 17, 1995, there were 1,363,637 publicly traded common stock purchase warrants expiring on July 5, 1996 with an exercise price of $6.00 per share. In connection with the Reverse Split and as required by the American Stock Exchange, the publicly traded warrants were converted, effective January 17, 1995, into approximately 454,545 post-Reverse Split common stock purchase warrants with an exercise price of $18.00. Also on January 17, 1995, there were 340,000 common stock purchase warrants expiring on June 29, 1997 with an exercise price of $2.00 per share which were adjusted in connection with the Reverse Split to represent 113,333 shares of post-Reverse Split common stock issuable upon exercise of these warrants at an exercise

                       VERITAS DGC INC. AND SUBSIDIARIES
price of $6.00. Additionally, there were 1,975,000 and 600,000 shares of pre-Reverse Split common stock authorized under the 1992 Employee Nonqualified Stock Option Plan and 1992 Non-Employee Director Stock Option Plan, respectively. In connection with the Reverse Split, these authorized shares were decreased to 658,333 and 200,000 authorized shares of post-Reverse Split common stock under the Employee Plan and Director Plan, respectively, and the new exercise prices were tripled.

12. COMMON AND PREFERRED STOCK

     See Note 11 relating to the Reverse Split consummated on January 17, 1995.

     See also Note 4 relating to the issuance of pre-Reverse Split common stock for the purchase of the investment in the FSU joint ventures.

     In June 1995, 850,000 shares of treasury stock were sold to an institutional investor at a price of $4.6875 per share.

     In September 1995, the Company sold its remaining 858,497 shares of treasury stock to a group of institutional investors at a price of $4.6875 per share.

     In January 1996, the Company cancelled 11,517 shares of common stock and 22,473 warrants previously held by an escrow agent for issuance in conjunction with the cancellation of a previous issue of common and preferred stock and certain other liabilities in 1991.

     The board of directors, without any action by the stockholders, is authorized to issue up to 1 million shares of preferred stock in one or more series and to determine the voting rights, preferences as to dividends and in liquidation and the conversion and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 1996, 1995 or 1994.

13. WARRANTS

     The following number of warrants issued and exercise prices have been adjusted for the Reverse Split consummated on January 17, 1995. See Note 11.

     In conjunction with the cancellation of a previous issue of common and preferred stock and certain other liabilities, the Company authorized 454,545 warrants which could be exercised for 454,545 shares of common stock. The warrants were issued for a term of five years beginning July 5, 1991 at an exercise price of $18.00 per share. The warrants could only be exercised for cash. Warrants for 29,433 shares were exercised on July 5, 1996 and the remaining warrants expired.

     In conjunction with the Company's secured term loan due June 30, 1997, the Company issued 113,333 warrants which expire June 29, 1997. The warrants are exercisable for cash at a price of $18.00 per share. In conjunction with an amendment to the loan in August 1994, which revised certain financial ratio covenants, the price of the warrants was reduced to $6.00 per share.

     In conjunction with certain short-term related party loans, the Company issued warrants to purchase 120,000 common shares to the lenders. The warrants may be exercised for cash at a price of $4.50 per share and will expire July 26, 1999.

14. WRITE-OFF/WRITE-DOWN OF ASSETS AND RESTRUCTURING CHARGES

     In connection with the Combination (see Note 1), management committed the Company to a plan to upgrade its seismic data processing hardware. Certain equipment is scheduled to be replaced by October 1996. During July 1996, the Company recognized impairment of $3,628,000 relating to the abandonment of the equipment to be replaced.

                       VERITAS DGC INC. AND SUBSIDIARIES

     In response to operating losses in certain markets which adversely impacted the Company's liquidity during the year ended July 31, 1994, management made a decision to restructure its operations and revalue certain assets in April 1994 and accordingly incurred $7,261,000 in total expenses relating to such decision. Costs of $1,188,000 are included in cost of services and include non-recurring expenses associated with certain contract liabilities. Also included in the $7,261,000 is $5,235,000 for the write-off/write-down for the impairment of assets to their net realizable value. A portion of the write-off pertains to marine ($2,437,000) and land ($552,000) acquisition assets related to decommissioned marine vessels and stacked land crews. The write-off/write-down for impairment of assets also includes the write-down of certain other marine and land acquisition assets that were not a direct result of the restructuring program ($1,048,000). In addition, the Company wrote down data processing equipment ($1,198,000), particularly in the Far East, based on the declining market. The remaining costs are restructuring charges of $838,000 which relate to severance costs for a reduction in the Company's workforce of 82 employees. Employees to be terminated are from the processing centers, marine and land crews, marine support, manufacturing, research and development and corporate groups. As of July 31, 1996, 79 employees have been terminated and $670,000 in severance costs have been paid. The Company estimates that all remaining liabilities in the amount of $168,000 will be paid during fiscal 1997.

15. OTHER COSTS AND EXPENSES

     Other costs and expenses consist of the following:

                                                               YEARS ENDED JULY 31,
                                                            ---------------------------
                                                            1996      1995       1994
                                                            -----     -----     -------
                                                             (IN THOUSANDS OF DOLLARS)
        Net foreign currency exchange (gains) losses.....   $(143)    $  43     $    91
        Net loss (gain) on disposition of property and
          equipment......................................     328       759      (1,583)
        Interest income..................................     (92)     (208)        (82)
        Office restoration charges.......................     485
        Other............................................                            32
                                                            -----     -----     -------
                  Total..................................   $ 578     $ 594     $(1,542)
                                                            =====     =====     =======

                       VERITAS DGC INC. AND SUBSIDIARIES

16. GEOGRAPHICAL INFORMATION

     Substantially all of the Company's operations consist of geophysical services. The following tables provide relevant information for the three years ended July 31, 1996, 1995 and 1994, grouped by major geographic areas. Intersegment sales between geographic areas are valued at current market prices.

                                                    REVENUES
                                        ---------------------------------     OPERATING
                                        UNAFFILIATED INTERSEGMENT             PROFIT      IDENTIFIABLE
                                        CUSTOMERS     SALES       TOTAL       (LOSS)       ASSETS
                                        --------     -------     --------     -------     --------
                                                        (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1996:
  Geographic areas:
     Europe & Middle East.............  $ 37,394     $ 1,532     $ 38,926     $ 7,220     $ 35,463
     Far East.........................    30,558                   30,558       1,055       23,590
     South America....................    22,620                   22,620      (1,485)      17,849
                                        --------     -------     --------     -------     --------
          Totals......................    90,572       1,532       92,104       6,790       76,902
     United States....................    70,275*         61       70,336*      5,407       62,342
     Eliminations.....................                (1,593)      (1,593)
                                        --------     -------     --------     -------     --------
          Totals......................   160,847                  160,847      12,197      139,244
  Corporate, general and
     administrative expenses..........                                         (1,845)
  Interest............................                                         (5,278)
  Merger-related costs................                                         (2,334)
  Other...............................                                           (578)
  Income taxes........................                                           (664)
  Investments in 50% or less-owned
     companies and joint ventures.....                                         (1,113)       1,463
  Corporate assets....................                                                          92
                                        --------     -------     --------     -------     --------
          Totals......................  $160,847     $           $160,847     $   385     $140,799
                                        ========     =======     ========     =======     ========

---------------

* Includes export sales of $4,774.

     During 1996, no single client accounted for 10% or more of total revenues. Operating profit (loss) includes write-off/write-down for impairment of assets of $2,091,000 for Europe & Middle East, $1,127,000 for Far East and $410,000 for United States. Depreciation and amortization expense was $5,182,000 for Europe & Middle East, $1,707,000 for Far East, $2,753,000 for South America and $5,359,000 for United States. Capital expenditures were $4,088,000 for Europe & Middle East, $6,795,000 for Far East, $2,762,000 for South America and $8,995,000 for United States.

                       VERITAS DGC INC. AND SUBSIDIARIES

                                                     REVENUES
                                          -------------------------------     OPERATING
                                          UNAFFILIATED INTERSEGMENT           PROFIT      IDENTIFIABLE
                                          CUSTOMERS    SALES      TOTAL       (LOSS)       ASSETS
                                          --------     -----     --------     -------     --------
                                                         (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1995:
  Geographic areas:
     Europe & Middle East...............  $ 20,230     $ 579     $ 20,809     $ 2,188     $ 11,976
     Far East...........................    25,918        22       25,940       2,621       21,199
     South America......................    21,931                 21,931      (1,996)      16,998
     Eliminations.......................                (601)        (601)
                                          --------     -----     --------     -------     --------
          Totals........................    68,079                 68,079       2,813       50,173
     United States......................    63,048*      126       63,174*      9,263       79,636
     Eliminations.......................                (126)        (126)
                                          --------     -----     --------     -------     --------
          Totals........................   131,127                131,127      12,076      129,809
  Corporate, general and administrative
     expenses...........................                                       (1,527)
  Interest..............................                                       (4,950)
  Gain on sale of investment in FSU
     joint ventures.....................                                        4,370
  Other.................................                                         (594)
  Income taxes..........................                                       (1,411)
  Investments in 50% or less-owned
     companies and joint ventures.......                                       (5,186)         187
  Corporate assets......................                                                       433
                                          --------     -----     --------     -------     --------
          Totals........................  $131,127     $         $131,127     $ 2,778     $130,429
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

                       VERITAS DGC INC. AND SUBSIDIARIES

                                                    REVENUES
                                        --------------------------------     OPERATING
                                        UNAFFILIATED INTERSEGMENT             PROFIT      IDENTIFIABLE
                                        CUSTOMERS    SALES       TOTAL        (LOSS)       ASSETS
                                        --------     ------     --------     --------     --------
                                                        (IN THOUSANDS OF DOLLARS)
YEAR ENDED JULY 31, 1994:
  Geographic areas:
     Europe & Middle East.............  $ 29,891     $1,697     $ 31,588     $ (3,120)    $ 28,848
     Far East.........................    16,958                  16,958       (7,851)      15,155
     South America....................    14,219                  14,219         (799)       9,758
     Eliminations.....................               (1,697)      (1,697)
                                        --------     ------     --------     --------     --------
          Totals......................    61,068                  61,068      (11,770)      53,761
     United States....................    54,467*       315       54,782*       7,187       60,649
     Eliminations.....................                 (315)        (315)
                                        --------     ------     --------     --------     --------
          Totals......................   115,535                 115,535       (4,583)     114,410
  Corporate, general and
     administrative expenses..........                                         (2,020)
  Interest............................                                         (2,879)
  Other...............................                                          1,542
  Income taxes........................                                         (1,521)
  Investments in 50% or less-owned
     companies and joint ventures.....                                         (4,965)       9,639
  Corporate assets....................                                                         578
                                        --------     ------     --------     --------     --------
          Totals......................  $115,535     $          $115,535     $(14,426)    $124,627
                                        ========     ======     ========     ========     ========

---------------

* Includes export sales of $1,501.

     During 1994, United States, Europe & Middle East and Far East revenues include sales to a client which accounted for 10% of total revenues. Operating profit (loss) includes restructuring charges and write-off/write-down for impairment of assets of $182,000 for Europe & Middle East, $1,416,000 for Far East, and $5,663,000 for United States. Depreciation and amortization expense was $4,214,000 for Europe & Middle East, $877,000 for Far East, $1,551,000 for South America and $6,030,000 for United States. Capital expenditures were $2,031,000 for Europe & Middle East, $440,000 for Far East, $1,471,000 for South America and $6,720,000 for United States.

17. RELATED PARTY TRANSACTIONS

     During fiscal 1994, the Company entered into two credit facilities with shareholders SOROS Capital L.P., CCF Jupiter L.P. and Jupiter Management Co., Inc. (collectively, "the Lenders"). In November 1993, the Company executed a secured term loan agreement with the Lenders which provided loans totaling $3,386,000. The loans were repaid in full in April 1994, and the facility was terminated. In July 1994, the Company executed a second secured loan agreement with the Lenders providing up to $3,000,000 of advances. The second facility was repaid in full in June 1995. In connection with the second facility, the Lenders received warrants to purchase the Company's common stock. See Note 13. During the fiscal year ended July 31, 1995 and 1994, $376,000 and $206,000, respectively, was paid to the Lenders as interest and fees under the two facilities.

     In fiscal 1995 and 1994, the Company performed certain data acquisition, processing, marketing and training services for various co-venturers and recorded sales in the amount of $1,633,000 and $1,279,000, respectively. At July 31, 1995, there was approximately $300,000 in outstanding receivables related to these transactions.

                       VERITAS DGC INC. AND SUBSIDIARIES

     The Company sold certain assets during July 1994 to Caspian Geophysical, a joint venture in which the Company had an indirect 10% interest, for a note receivable payable in 36 monthly installments of $41,667 with an imputed interest rate of 10%. The net gain recorded after eliminating intercompany profits was $148,000. The note receivable was repaid in June 1995 as a result of the sale of the Company's interest in the joint venture. See Note 4.

     The Company is party to transactions with P.T. Digicon Mega Pratama ("P.T. Digicon"), an 80% owned joint venture (see Note 3) in the normal course of business. During the years ended July 31, 1996, 1995 and 1994 the Company charged P.T. Digicon $1,207,000, $607,000 and $1,069,000 relating to allocations of corporate administrative expenses and actual expenses incurred by P.T. Digicon for salary cost, insurance and equipment charges. Advances from the Company to P.T. Digicon of $14,532,000 and $12,439,000 at July 31, 1996 and 1995, respectively, have no formal repayment terms and do not bear interest.

                       VERITAS DGC INC. AND SUBSIDIARIES

18.SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     FOR THE YEARS ENDED JULY 31, 1996 AND 1995
     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     The Company's quarterly consolidated financial statements for the years ended July 31, 1996 and 1995 have been restated to account for the Company's investment in an 80% owned joint venture on the equity method of accounting rather than on consolidation accounting. See Note 3.

                                                         FOR THE YEAR ENDED JULY 31, 1996
                               ------------------------------------------------------------------------------------
                                    1ST QUARTER             2ND QUARTER             3RD QUARTER        4TH QUARTER
                               ---------------------   ---------------------   ---------------------   -----------
                                   AS                      AS                      AS
                               PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                               ----------   --------   ----------   --------   ----------   --------
Revenues......................  $ 38,178    $ 37,674    $ 40,068    $ 38,755    $ 36,279    $ 35,785     $ 48,633
Operating expenses:
  Cost of services............    30,433      29,713      33,247      33,178      27,837      27,415       36,076
Write-off/write-down for
  impairment of assets........                                                                              3,628
Depreciation and
  amortization................     3,623       3,516       3,899       3,793       4,015       3,928        3,770
Selling, general and
  administrative..............     1,251       1,251       1,276       1,276       1,431       1,431        1,520
Merger-related costs..........                                                                              2,334
Income (loss) before provision
  for income taxes and equity
  in loss of 50% or less-owned
  companies and joint
  ventures....................     1,478       1,808         351        (800)      2,041       2,052         (898)
Net income (loss).............       752         752       1,077       1,077       1,864       1,864       (3,308)
Net income (loss) per share of
  common stock*...............       .07         .07         .10         .10         .17         .17         (.30)

                                                  FOR THE YEAR ENDED JULY 31, 1995
                           -------------------------------------------------------------------------------
                              1ST QUARTER         2ND QUARTER          3RD QUARTER          4TH QUARTER
                           -----------------   -----------------   -------------------   -----------------
                             AS                  AS                   AS                   AS
                           PREVIOUSLY   AS     PREVIOUSLY   AS     PREVIOUSLY    AS      PREVIOUSLY   AS
                           REPORTED  RESTATED  REPORTED  RESTATED  REPORTED   RESTATED   REPORTED  RESTATED
                           -------   -------   -------   -------   --------   --------   -------   -------
Revenues.................. $32,000   $31,811   $30,266   $29,993   $ 34,448   $ 34,197   $35,855   $35,126
Operating expenses:
  Cost of services........  25,008    24,109    22,701    22,225     27,767     27,320    30,436    29,163
  Restructuring...........                                                                   800
Depreciation and
  amortization............   3,393     3,285     3,453     3,346      3,469      3,361     3,448     3,341
Selling, general and
  administrative..........   1,106     1,106     1,058     1,058      1,244      1,244     1,020     1,020
Gain on sale of investment
  in FSU joint ventures...                                                                 4,370     4,370
Income before provision
  for income taxes and
  equity in loss of 50% or
  less-owned companies and
  joint ventures..........   1,689     2,557     1,475     1,825        694      1,054     2,438     3,939
Net income................     607       607       829       829        479        479       863       863
Net income per share of
  common stock*...........     .06       .06       .07       .07        .04        .04       .08       .08

---------------

(*) Reported quarterly earnings (loss) per share is based on each quarter's weighted average shares outstanding. The quarters may not total to the reported annual earnings per share due in part to fluctuations in common shares outstanding. Weighted average shares for all periods presented have been restated for the Reverse Split consummated on January 17, 1995. See
    Note 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Other Information -- Executive Compensation" in the Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Other Information -- Certain Stockholders" in the Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Other Information -- Certain Transactions" in the Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          NUMBER
                                                                                          ---
Independent Auditors' Report...........................................................    16
Consolidated Statements of Operations For the Three Years Ended July 31, 1996..........    17
Consolidated Balance Sheets as of July 31, 1996 and 1995...............................    18
Consolidated Statements of Cash Flows For the Three Years Ended July 31, 1996..........    19
Consolidated Statements of Changes in Stockholders' Equity For the Three Years Ended
  July 31, 1996........................................................................    21
Notes to Consolidated Financial Statements.............................................    22

                        CONSOLIDATED FINANCIAL SCHEDULES

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

            FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 1996

     Form 8-K report was filed on May 17, 1996 with respect to the Combination Agreement dated May 10, 1996 between Digicon Inc. and Veritas Energy Services Inc.

                                 EXHIBIT INDEX

  EXHIBIT
-----------
   3-A)     -- Restated Certificate of Incorporation of Veritas DGC Inc. dated August
               30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K
               dated September 16, 1996 is incorporated herein by reference.)
   3-B)     -- Certificate of Ownership and Merger of New Digicon Inc. and Digicon Inc.
               (Exhibit 3-B to Digicon Inc.'s Registration Statement No. 33-43873,
               dated November 12, 1991, is incorporated herein by reference.)
   3-C)     -- By-laws of New Digicon Inc. dated June 24, 1991 (Exhibit 3-I to Digicon
               Inc.'s Form 10-K for the year ended July 31, 1991, is incorporated herein by reference.)
   4-A)     -- Specimen certificate for Senior Notes. (Included as part of Section 2.2 of Exhibit 4-A to Veritas DGC Inc.'s Registration Statement No.
               333-12481 dated September 20, 1996 is incorporated herein by reference.)
   4-B)     -- Form of Trust Indenture relating to the     % Senior Notes due 2003 of
               Veritas DGC Inc. between Veritas DGC Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No.
               333-12481 dated September 20, 1996 is incorporated herein by reference.)
   *4-C)    -- Specimen Veritas DGC Inc. common stock certificate.
     9      -- Voting and Exchange Trust Agreement dated August 30, 1996, among Digicon
               Inc., Veritas Energy Services Inc. and the R-M Trust Company.
               (Incorporated herein by reference to Exhibit 9.1 of Veritas DGC Inc.'s
               Current Report on Form 8-K, dated September 16, 1996)
   10-A)    -- Salary Continuation Agreement dated January 31, 1996, between Digicon
               Inc. and Stephen J. Ludlow (Exhibit 10-B to Digicon Inc.'s Registration
               Statement No. 333-12481, dated September 20, 1996 is incorporated herein by reference.)
   10-B)    -- Salary Continuation Agreement executed by Nicholas A. C. Bright, Richard
               W. McNairy and Allan C. Pogach. (Exhibit 10-E to Digicon Inc.'s Form
               10-K for the year ended July 31, 1994 is incorporated herein by reference.)
   10-C)    -- Asset Purchase Agreement dated August 31, 1994, among Syntron, Inc. and
               Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc., and Digicon
               Inc. (Exhibit 10-M to Digicon Inc.'s Form 10-K for the year ended July
               31, 1994 is incorporated herein by reference.)
   10-D)    -- Amended and Restated 1992 Employee Nonqualified Stock Option Plan.
               (Exhibit 10-E to Digicon Inc.'s Amendment No. 1 to Registration
               Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)
   10-E)    -- 1992 Non-Employee Director Stock Option Plan. (Exhibit 10-T to Digicon
               Inc.'s Amendment No. 3 to Registration Statement No. 33-54384, dated
               December 17, 1992 is incorporated herein by reference.)
   10-F)    -- Support Agreement dated August 30, 1996, between Digicon Inc. and
               Veritas Energy Services Inc. (Incorporated herein by reference to
               Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated
               August 30, 1996.)
   10-G)    -- Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon
               Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and
               Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit Agreement".
               (Incorporated herein by reference to Exhibit 10-G to Veritas DGC Inc.'s
               Registration Statement No. 333-12481 dated September 20, 1996.)
   10-H)    -- Letter dated September 27, 1996, from Wells Fargo Bank (Texas), National
               Association, agreeing to amend the Credit Agreement. (Incorporated herein by reference to Exhibit 10-H to Veritas DGS Inc.'s Amendment No.
               1 to Registration Statement No. 333-12481 dated October 2, 1996.)
   *11)     -- Computation of Income (Loss) Per Common and Common Equivalent Share.
   *21)     -- Subsidiaries of Registrant.
   *27)     -- Financial Data Schedule for the period ended July 31, 1996 (filed electronically herewith).

------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of October, 1996.

                                          VERITAS DGC INC.

                                          By: /s/  DAVID B. ROBSON
                                          --------------------------------------
                                              David B. Robson
                                              (Chairman of the Board and
                                               Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the indicated capacities and on the 17th day of October, 1996.

                  SIGNATURE                                TITLE
---------------------------------------------  ------------------------------
            /s/   DAVID B. ROBSON                Director, Chairman of the
---------------------------------------------    Board and Chief Executive
               David B. Robson                            Officer

           /s/  RICHARD W. McNAIRY              Executive Vice President and
---------------------------------------------       Chief Accounting and
             Richard W. McNairy                      Financial Officer

            /s/  GEORGE F. BAKER                          Director
---------------------------------------------
               George F. Baker
                                                          Director
---------------------------------------------
             Clayton P. Cormier
                                                          Director
---------------------------------------------
               Ralph M. Eeson

          /s/  LAWRENCE C. FICHTNER                       Director
---------------------------------------------
            Lawrence C. Fichtner

           /s/  STEVEN J. GILBERT                         Director
---------------------------------------------
              Steven J. Gilbert

           /s/  STEPHEN J. LUDLOW                         Director
---------------------------------------------
              Stephen J. Ludlow
                                                          Director
---------------------------------------------
              Brian F. MacNeill
                                                          Director
---------------------------------------------
             Douglas B. Thompson

             /s/  JACK C. THREET                          Director
---------------------------------------------
               Jack C. Threet