Form 10-Q
period 1996-10-31
VERITAS DGC INC
filed 1996-12-16
CIK 28866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q


     (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                                 (713) 512-8300
              (Registrant's telephone number, including area code)

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

     The number of shares of the Company's common stock, $.01 par value (the "Common Stock"), outstanding at November 30, 1996 was 18,446,568 (including 3,495,630 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

================================================================================

                       VERITAS DGC INC. AND SUBSIDIARIES

                                     INDEX




                                                                          Page
                                                                         Number
                                                                         ------
PART I.   Financial Information

          Item 1.  Financial Statements

          Consolidated Balance Sheets -
            July 31, 1996 and October 31, 1996                               1

          Consolidated Statements of Operations -
            For the Three Months Ended October 31, 1995 and 1996             3

          Consolidated Statements of Cash Flows -
            For the Three Months Ended October 31, 1995 and 1996             4

          Notes to Consolidated Financial Statements                         7

          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations        14


PART II.  Other Information

          Item 1.  Legal Proceedings                                        18

          Item 2.  Changes in Securities                                    18

          Item 4.  Submission of Matters to a Vote of Security Holders      18

          Item 6.  Exhibits and Reports on Form 8-K                         19

-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       VERITAS DGC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                                             (Unaudited)
                                                               July 31,      October 31,
                                                                 1996           1996
                                                             ------------   ------------

ASSETS                                                        (AS COMBINED - SEE NOTE 2)
Current assets:
   Cash and short-term investments                           $     10,072   $     32,737
   Restricted cash investments                                        327            530
   Accounts and notes receivable (net of allowance for
       doubtful accounts:  July, $740; October, $383)              65,447         80,468
   Materials and supplies inventory                                 1,659          2,289
   Prepayments and other                                            8,199          8,462
                                                             ------------   ------------

          Total current assets                                     85,704        124,486

Property and equipment                                            165,104        178,937
Less accumulated depreciation                                      86,094         94,051
                                                             ------------   ------------

          Property and equipment - net                             79,010         84,886

Multi-client data library                                          25,628         28,075

Investments in and advances to joint venture                        1,463          3,030

Goodwill (net of accumulated amortization:
    July, $2,214; October, $2,340)                                  3,674          3,548

Other assets                                                        3,113          3,860
                                                             ------------   ------------

              Total                                          $    198,592   $    247,885
                                                             ============   ============




---------
See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------


                                                                            (Unaudited)
                                                              July 31,      October 31,
                                                               1996            1996
                                                           ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                        (AS COMBINED - SEE NOTE 2)
Current liabilities:
  Current maturities of long-term debt                     $     13,739    $        876
  Accounts payable - trade                                       27,454          33,224
  Accrued interest                                                  313             336
  Other accrued liabilities                                      19,905          21,369
  Income taxes payable                                            1,814           2,229
                                                           ------------    ------------

          Total current liabilities                              63,225          58,034

Non-current liabilities:
  Long-term debt-less current maturities                         27,351          75,681
  Other non-current liabilities                                   2,093           2,006
                                                           ------------    ------------

          Total non-current liabilities                          29,444          77,687

Stockholders' equity:
  Common stock, $.01 par value; authorized:
     40,000,000 shares; issued: 11,334,352 shares and
     14,685,528 shares at July and October, respectively            113             146

  Additional paid-in capital                                    104,469         105,236

  Retained earnings (from August 1, 1991
     with respect to Digicon Inc.)                                2,275           7,443

  Cumulative foreign currency translation adjustment               (934)           (661)
                                                           ------------    ------------

           Total stockholders' equity                           105,923         112,164
                                                           ------------    ------------

                  Total                                    $    198,592    $    247,885
                                                           ============    ============



---------
See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------

                       VERITAS DGC INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (In thousands, except per share amounts)

                                                             Three Months Ended
                                                                 October 31,
                                                          -----------------------
                                                             1995         1996
                                                          ----------   ----------

                                                         (AS COMBINED - SEE NOTE 2)
Revenues                                                  $   59,824   $   76,405

Costs and expenses:
    Operating expenses                                        46,806       58,320
    Depreciation and amortization                              6,352        8,692
    Selling, general and administrative                        1,580        1,950
    Other (income) expense:
       Merger related costs                                      597
       Interest                                                1,287        1,263
       Other                                                     116         (256)
                                                          ----------   ----------

          Total costs and expenses                            56,141       70,566
                                                          ----------   ----------

Income before provision for income taxes
   and equity in (earnings) loss of 50%
   or less-owned companies and joint ventures                  3,683        5,839

Provision for income taxes                                     1,664        1,238

Equity in (earnings) loss of 50% or less-owned
   companies and joint ventures                                  329         (567)
                                                          ----------   ----------

Net income                                                $    1,690   $    5,168
                                                          ==========   ==========

Per share of common stock:
   Primary:
      Income per share of common stock                    $      .10   $      .28
                                                          ==========   ==========
      Weighted average shares                                 17,399       18,382
                                                          ==========   ==========
   Fully diluted:
      Income per share of common stock and common
        stock equivalent                                               $      .27
                                                          ==========   ==========
      Weighted average shares                                              18,950
                                                          ==========   ==========
   Cash dividends                                            None         None
                                                          ==========   ==========


---------
See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------



                       VERITAS DGC INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                           (In thousands of dollars)

                                                            Three Months Ended
                                                                October 31,
                                                         ------------------------
                                                            1995          1996
                                                         ----------    ----------

                                                        (AS COMBINED - SEE NOTE 2)
Operating activities:
  Net income                                             $    1,690    $    5,168
  Non-cash items included in net income:
     Depreciation and amortization                            6,352         8,692
     Amortization of deferred gain on sale/leaseback            (60)
     Loss on disposition of property and equipment              303           224
     Equity in (earnings) loss of 50% or less-owned
        companies and joint ventures                            329          (567)
     Write-down of multi-client data library to market           99           436
  Change in operating assets/liabilities:
     Accounts and notes receivable                              487       (15,021)
     Materials and supplies inventory                            69          (630)
     Prepayments and other                                      217            89
     Multi-client data library                                 (716)       (2,883)
     Other                                                      753         1,421
     Accounts payable - trade                                (3,597)        4,481
     Accrued interest                                           (10)           23
     Other accrued liabilities                               (1,734)        1,464
     Income taxes payable                                     2,242           415
     Other non-current liabilities                             (955)          (87)
                                                         ----------    ----------
          Total cash provided by operating activities         5,469         3,225

Financing activities:
  Borrowing of senior notes                                                75,000
  Debt issues costs                                                        (2,461)
  Borrowings of long-term debt                                  256           781
  Payments of long-term debt                                 (1,314)      (28,398)
  Net borrowings (payments) under credit agreements             813       (11,458)
  Payment of secured term loan                                             (6,000)
  Net proceeds from sale of common stock                         13           800
  Net proceeds from sale of treasury stock                    3,982
                                                         ----------    ----------
          Total cash provided by financing activities         3,750        28,264


---------
See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------

                       VERITAS DGC INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   UNAUDITED
                           (In thousands of dollars)

                                                               Three Months Ended
                                                                   October 31,
                                                            ------------------------
                                                               1995          1996
                                                            ----------    ----------

                                                           (AS COMBINED - SEE NOTE 2)
Investing activities:
  Increase in restricted cash investments                   $      (11)   $     (203)
  Increase in investment in and advances to joint venture       (1,235)       (1,000)
  Purchase of property and equipment                            (5,486)       (8,502)
  Sale of property and equipment                                   150           667
                                                            ----------    ----------

      Total cash used by investing activities                   (6,582)       (9,038)

Currency (gain) loss on foreign cash                                57           214
                                                            ----------    ----------

Change in cash and cash equivalents                              2,694        22,665

Beginning cash and cash equivalents balance                      6,691        10,072
                                                            ----------    ----------

Ending cash and cash equivalents balance                    $    9,385    $   32,737
                                                            ==========    ==========



---------
See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------

                       VERITAS DGC INC. AND SUBSIDIARIES
        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                           (In thousands of dollars)

                                                            Three Months Ended
                                                               October 31,
                                                           -------------------
                                                             1995       1996
                                                           --------   --------

                                                        (AS COMBINED - SEE NOTE 2)
Schedule of non-cash investing and financing activities:

Increase in property and equipment for:
  Equipment purchase obligations                           $  2,975   $  5,542
  Accounts payable - trade                                      382      1,289

Supplemental disclosures of cash flow information:

Cash paid for:
   Interest -
     Revolving credit agreement                                 529        205
     Secured term loans                                         121        274
     Equipment purchase obligations                             425        689
     Other                                                      220         11
   Income taxes                                                 235        613

-------------------------------------------------------------------------------

                       VERITAS DGC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OPINION OF MANAGEMENT

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Veritas DGC Inc. and subsidiaries at October 31, 1996, and the results of its operations and its cash flows for the three months ended October 31, 1995 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year, as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

     EARNINGS PER SHARE

     Weighted average shares and earnings per share for all periods presented have been restated to reflect the effect of shares issuable upon exchange of Veritas Energy Services Inc. Exchangeable Shares (See Note 2).

     Primary earnings per share is computed based on the weighted average number of shares of common stock. Fully diluted earnings per share is computed based on the weighted average number of shares of common stock and common stock issuable upon the conversion of stock options and warrants, which are common stock equivalents, calculated under the treasury stock method.

     TRANSLATION OF FOREIGN CURRENCIES

The Company has determined that the United States ("U.S.") dollar is its primary functional currency and, accordingly, translates property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at period end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the period and remeasurement gains and losses are included in the determination of net income and reflected in other (income) expense (See Note 5). Prior to the Combination (See Note 2), VES used the Canadian dollar as its functional currency and translated all assets and liabilities at period end exchange rates and operating results at average exchange rates prevailing during the period. Adjustments resulting from the translation of assets and liabilities are recorded in the cumulative foreign currency translation adjustment account in the stockholders' equity section.

-------------------------------------------------------------------------------

     NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company implemented this statement at the beginning of the fiscal year 1997. Implementation of this pronouncement did not have a material effect on the Company's consolidated financial statements.

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


2.   BUSINESS COMBINATION

     Veritas DGC Inc. was formerly named Digicon Inc. ("Digicon"). On August 30, 1996, Digicon and Veritas Energy Services Inc. ("VES"), a Canadian company, consummated a business combination (the "Combination"). VES became a wholly-owned subsidiary of Digicon and Digicon changed its name to Veritas DGC Inc. (the "Company"). As a result of the Combination, each share of VES no par value common shares outstanding was converted into the right to receive a VES no par value exchangeable share (the "Exchangeable Shares") at an exchange ratio of 0.8 of an Exchangeable Share per VES common share. All of the holders of VES common shares, except for those shareholders who perfected and properly exercised their right to dissent from the Combination and received fair value of their shares in cash, became holders of Exchangeable Shares and, accordingly, 7,023,701 shares of Exchangeable Shares were issued. The aggregate stated capital of the Exchangeable Shares is equal to the aggregate stated capital immediately prior to the Combination of the VES common shares that were exchanged or approximately $30.0 million. The Exchangeable Shares are convertible, at the discretion of the stockholder, on a one-for-one basis into shares of the Company's $0.01 par value

-------------------------------------------------------------------------------


     common stock and their holders have rights identical to the holders of the Company's common stock. Options to purchase shares of VES common stock ("VES Option") were converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per VES Option. The VES articles of amalgamation were amended to reduce the number of authorized VES common shares to one which is held by the Company

     The Combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements of Digicon and VES have been combined and all prior periods have been restated to give effect to the Combination. Information concerning common stock and per share data has been restated on an equivalent share basis. As a result of differing year ends of Digicon and VES, results of operations for dissimilar year ends will be combined. The Company's results of operations for the years ended July 31, 1995 and prior will be combined with VES' results of operations for the years ended October 31, 1995 and prior. To conform year ends, Digicon's results of operations for the year ended July 31, 1996 will be combined with VES' results of operations for the twelve months ended July 31, 1996. Accordingly, VES' operating results for the period August 1, 1995 through October 31, 1995 will be included in the years ended July 31, 1995 and July 31, 1996. An adjustment in an amount equal to the results of operations for this three-month period will be included in the consolidated statements of changes in stockholders' equity. VES' revenues, net income and net income per share were $22,150,000, $938,000 and $0.05, respectively, for the period August 1, 1995 through October 31, 1995.

-------------------------------------------------------------------------------


     Presented below is the effect the pooling of interests will have on the Company's reported results of operations. Amounts related to VES have been converted into the Company's reporting currency, U.S. dollars, using weighted average exchange rates prevailing during the period and reflects adjustments for differences between U.S. and Canadian generally accepted accounting principles ("GAAP") and reclassifications to conform financial statement presentation. Canadian to U.S. GAAP adjustments include adjustments to (i) write off foreign exchange gains and (losses) on borrowings which are deferred and amortized over the period of the debt affecting net income by approximately ($90,000), ($25,000) and ($173,000) for the three months ended October 31, 1995 and for the years ended July 31, 1995, and 1996, respectively, and (ii) reverse the effect of a prior period adjustment affecting net income by approximately $90,000, $314,000 and $102,000 for the three months ended October 31, 1995 and for the years ended July 31, 1995 and 1996, respectively. Reclassification of $6,985,000, $25,493,000 and $28,842,000 for the three months ended October
     31, 1995 and for the years ended July 31, 1995 and 1996, respectively, have been made to net amounts billed to customers for reimbursable costs against VES' revenues.

                                 Three Months
                                    Ended
                                  October 31,         Years Ended July 31,
                                 ------------    ----------------------------
                                     1995            1995            1996
                                 ------------    ------------    ------------
                                          (In thousands of dollars)
     Revenues:
        Digicon                  $     37,674    $    131,127    $    160,847
        VES                            29,135         109,996         118,591
        Reclassifications              (6,985)        (25,493)        (28,842)
                                 ============    ============    ============
           Total                 $     59,824    $    215,630    $    250,596
                                 ============    ============    ============

     Net income:
        Digicon                  $        752    $      2,778    $        385
        VES                               938           2,527             967
        Adjustments                                       289             (71)
                                 ------------    ------------    ------------
           Total                 $      1,690    $      5,594    $      1,281
                                 ============    ============    ============

     Net income per share:
        As previously reported   $        .07    $        .25    $        .03
                                 ============    ============    ============

        As restated              $        .10    $        .31    $        .07
                                 ============    ============    ============

     There are no material adjustments to the net assets of VES as a result of adopting the same accounting principles as the Company.

     During the year ended July 31, 1996 and the three months ended October 31, 1996, the Company incurred and expensed $3,666,000 and $597,000, respectively of costs associated with the merger. These costs consists primarily of professional fees. Costs for the three months ended October 31, 1996 include $150,000 payable to a stockholder who was the former Chairman of the Board of Directors for consulting services rendered in conjunction with the merger.

-------------------------------------------------------------------------------


3.   INVESTMENT IN INDONESIAN JOINT VENTURE

     Summarized financial information for the Company's Indonesian joint venture which is accounted for under the equity method is as follows:

                                                          Three Months Ended
                                                              October 31,
                                                       ------------------------
                                                          1995          1996
                                                       ----------    ----------
                                                      (In thousands of dollars)
     Revenues                                          $      504    $    3,296

     Operating expenses                                       720         2,365
     Depreciation and amortization                            107           288
     Other                                                      6             1
                                                       ----------    ----------
               Total                                          833         2,654

     Income (loss) before provision for income taxes         (329)          642
     Provision for income taxes                                              75
                                                       ----------    ----------

     Net income (loss)                                 $     (329)   $      567
                                                       ==========    ==========



4.   LONG-TERM DEBT

     The Company's long-term debt is as follows:

                                                                   July 31,    October 31,
                                                                     1996         1996
                                                                  ----------   ----------

                                                                 (AS COMBINED - SEE NOTE 2)
                                                                 (In thousands of dollars)
     Senior notes due October 2003, at 9.75%                                   $   75,000
     Revolving credit agreement due July 1998, at
         LIBOR plus 2% or prime                                   $   11,458
     Secured term loan due July 1999, at prime plus3/4%                6,000
     Secured term loan due July 1999, at prime plus1/2%                1,240
     Secured term loan due July 1999, at prime plus1/2%                2,832
     Equipment purchase obligations maturing through July 1999,
        at a weighted average rate of 9.59% at October 31, 1996       19,319        1,314
     Mortgage note payable due October 2005, at 10%                      241          243
                                                                  ----------   ----------
                 Total                                                41,090       76,557
     Less current maturities                                          13,739          876
                                                                  ==========   ==========
                 Due after one year                               $   27,351   $   75,681
                                                                  ==========   ==========

     The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4%. The senior notes are unsecured and are effectively subordinated to secured debt of the Company with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain

-------------------------------------------------------------------------------


     covenants which limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of the Company, as defined in the Indenture, the holders of the senior notes have the right to require the Company to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. The Company has the right to redeem the senior notes, in whole or in part, on or after October 15, 2000. Under certain conditions, the Company may redeem up to $20.0 million in aggregate principle amount of the senior notes prior to October 15, 1999.

     The revolving credit agreement due July 1998, as amended, is with a commercial bank and provides a facility of up to $15.0 million. Advances are secured by substantially all of the receivables of the Company, bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula. Covenants in the agreement limit, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness and paying dividends, and limit the Company's capital expenditures in any fiscal year. In addition, the agreement requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio.

     The secured term loan due July 1999 was with a commercial bank, was due in 36 monthly installments of $166,667 plus interest at prime plus 3/4% and was secured by a majority of the assets of the Company (except those assets directly or indirectly owned by VES). The secured term loan was paid with proceeds from the senior notes.

     The secured term loans due July 1999 provided for advances for equipment purchases up to Canadian $4.0 million and Canadian $5.5 million, respectively, and advances were payable in 36 equal monthly installments. Advances bore interest at the prime rates (as defined) plus .5% and were secured by the equipment purchased. The agreements required VES to maintain certain financial ratios. Advances under the secured term loans were paid with proceeds from the senior notes.

     The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment. Substantially all the equipment purchase obligations were paid with proceeds from the senior notes.

     The mortgage note is payable in monthly installments of Canadian $4,800 including interest at 10% and is secured by a building.

-------------------------------------------------------------------------------


5.   OTHER (INCOME) EXPENSE

     Other (income) expense consists of the following:

                                                          Three Months Ended
                                                              October 31,
                                                         --------------------
                                                           1995        1996
                                                         --------    --------

                                                       (AS COMBINED, SEE NOTE 2)
                                                       (In thousands of dollars)
     Net foreign currency exchange (gain) loss           $     20    $   (395)
     Net loss on disposition of property and equipment        303         224
     Interest income                                         (173)        (95)
     Other                                                    (34)         10
                                                         --------    --------
               Total                                     $    116    $   (256)
                                                         ========    ========

-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's internal sources of liquidity are cash and short-term investments and cash flow from operations. External sources include the unutilized portion of a revolving credit facility, equipment financing and trade credit.

In October 1996, the Company effected a public offering of $75.0 million of 9 3/4% senior notes due 2003 (the "Senior Notes") which generated approximately $72.2 million of net proceeds. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants which limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change of control of the Company (as defined in the Indenture), holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount.

The Company maintains a $15.0 million revolving credit facility, as amended (the "Credit Facility"), with a commercial bank which will mature in July 1998. Advances under the Credit Facility are secured by substantially all of the Company's receivables, bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula which, based on current levels of receivables, results in a borrowing base well in excess of the maximum commitment. Covenants in the Credit Facility limit, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness and paying dividends and limit the Company's capital expenditures in any fiscal year. In addition, the Credit Facility requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio.

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. Approximately 59% of revenues for the quarter ended October 31, 1996 are attributable to the Company's export sales and foreign operations. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead time between survey execution and sale, multi-client data surveys generally require greater amounts of working capital than contract work. Depending on timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

-------------------------------------------------------------------------------


Approximately $49.8 million of the net proceeds from the Senior Notes has been used to retire outstanding indebtedness of the Company (including borrowings under the Credit Facility). The remaining net proceeds are being used to fund a portion of the Company's $67.4 million capital expenditure budget for fiscal 1997. It is anticipated that the balance of the 1997 capital expenditure budget will be financed from internally generated funds, and, if necessary, from the Credit Facility or other borrowings permitted by the Indenture and Credit Facility. Of the $67.4 million capital expenditure budget, approximately $7.7 million represents capital spending necessary to maintain the Company's operating equipment and the remainder is for discretionary capital spending, including approximately $26.2 million for the replacement of older operating equipment with a view to substantially enhancing operating efficiency. The remaining $33.5 million will be used for expansion of its equipment complement to meet increased demand for seismic services.

The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs, and meet its principal and interest obligations with respect to the Senior Notes. The Company anticipates that cash and short-term investments, cash flow generated from operations and borrowings permitted under the Indenture and Credit Facility will provide sufficient liquidity to fund these requirements until the Senior Notes become due in 2003. However, the Company's ability to meet its debt service and other obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the Credit Facility or the Indenture, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurances that the Company would be able to obtain such refinancing or financing, or that any refinancing or financing would result in a level of net proceeds required.

-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 compared with Three Months Ended October 31, 1995

Revenues. Land data acquisition revenues increased $8.7 million or 27%. During the quarter, the Company increased its transition zone activities which generate higher revenues and margins than highland operations. The Company added an Input/Output System Two - RSR crew to its transition zone operations and moved an Input/Output System Two - MRX crew from its transition zone to its highlands operation in Peru. One of the three highland crews operating in Argentina was mobilized to Ecuador to begin operations in November. All land recording equipment is now fully upgraded, although some further standardization of cables and geophones will continue throughout the year.

Marine data acquisition revenues increased $7.4 million or 83% primarily due to increased utilization of the Company's vessels. In the prior year's quarter, one of the Company's vessels was in transit from the North Sea to the Gulf of Mexico and two vessels experienced downtime while a third vessel was being rigged for multi-boat configuration. During the current quarter, there were better weather conditions in the Gulf of Mexico, an area which in the prior quarter had experienced one of the worst hurricane seasons in many years. Production increased during the current period due to surveys which had fewer shooting obstructions and program designs which improved equipment utilization. Marine revenues also improved due to the addition of a vessel to complete projects in the North Sea as well as an increase in funding on multi-client data surveys.

Seismic data processing revenues increased $1.8 million or 15% due to increased capacity and increased volumes of marine data acquired in the North Sea to be processed. During the quarter the Company has upgraded four major marine centers, installed an NEC supercomputer in house and added new processing centers in Oklahoma City and Quito, Ecuador.

Sales from the licensing of multi-client data surveys decreased $1.4 million or 25% mainly because of a shift in oil and gas companies' budgets from multi-client data library licensing to multi-client data survey acquisition contracts. The Company expects sales to increase during the next quarter which is typically the end of the budget period for many oil and gas companies.

Operating Expenses. Costs of services increased $11.5 million or 25% but as a percent of revenues decreased from 78% to 76%. The improvement in operating margins is mainly attributable to marine data acquisition as a result of increased utilization and data processing as a result of increased capacity as discussed above. These improvements were offset by a decline in land margins caused by lower contract prices, delays in the startup of the new crew in South America and adverse weather conditions in the U.S. highlands.

Depreciation and Amortization. Depreciation and amortization expense increased 37% from $6.4 million to $8.7 million due to increased equipment purchases.

Merger Related Costs. Merger related costs are a result of the Combination discussed in Note 2 of Notes to the Consolidated Financial Statements.

-------------------------------------------------------------------------------


Selling, General and Administrative. Selling, general and administrative expenses increased 23% from $1.6 million to $2.0 million, resulting primarily from additional costs incurred in implementing new administrative and accounting data processing systems.

Interest. Interest expense was comparable with the prior year. Increased average debt levels were offset by improved interest rates.

Other. Other (income) expense increased from an expense of $116,000 to income of $256,000 resulting primarily from increased net foreign currency exchange gains.

Income Taxes. Provision for income taxes decreased from $1.7 million to $1.2 million reflecting improved tax rates as a result of restructuring the operations of certain of the Company's subsidiaries and taxable losses in Canada.

Equity in (Earnings) Losses. Equity in (earnings) losses is attributable to the Company's Indonesian joint venture which performed profitable marine acquisition services in the current year.

-------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

Item 2.  Changes in Securities

On October 18, 1996, the Company issued senior notes in the amount of $75.0 million which bear interest at 9 3/4% and mature in 2003. The senior notes were issued under an indenture which limits the payment of dividends.

Item 4. Submission of Matters to a Vote of Security Holders

On August 20, 1996, a Special Meeting of Stockholders of Veritas DGC Inc. (formerly Digicon Inc. ("Digicon")) was held;

1. To consider and vote upon a proposal to approve the Combination Agreement dated as of May 10, 1996, between Digicon and Veritas Energy Services Inc., an Alberta, Canada corporation ("Veritas"), and the transactions contemplated thereby.

     Votes cast for the above matter were 8,434,738; votes against the above matter were 14,424. There were 7,510 abstentions.

2. To consider and vote upon a recapitalization plan pursuant to which Digicon's Restated Certificate of Incorporation would be amended and restated (a) to authorize a class of 40,000,000 ordinary shares, $.01 par value ("Ordinary Shares"), (b) to reclassify the currently outstanding common stock as a series of Ordinary Shares having the same rights and privileges, (c) to designate a series of Ordinary Shares as Special Voting Stock consisting of one share, (d) to change Digicon's name to "Veritas DGC Inc." and (e) to add provisions regarding Digicon's obligation to comply with the terms of the exchangeable shares of Veritas.

     Votes cast for the above matter were 8,359,820; votes against the above matter were 9,034. There were 87,818 abstentions.

-------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits filed with this report:

     3-A) Restated Certificate of Incorporation of Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

     3-B) Certificate of Ownership and Merger of New Digicon Inc. and Digicon Inc. (Exhibit 3-B to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991 is incorporated herein by reference.)

     3-C) By-laws of New Digicon Inc. dated June 24, 1991 (Exhibit 3-I to Digicon Inc.'s Form 10-K for the year ended July 31, 1991, is incorporated herein by reference.)

     4-A)   Specimen certificate for Senior Notes. (Included as part of Section
            2.2 of Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

     4-B) Form of Trust Indenture relating to the 9 3/4% Senior Notes due 2003 of Veritas DGC Inc. between Veritas DGC Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

     4-C) Specimen Veritas DGC Inc. common stock certificate. (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996, is incorporated herein by reference.)

     10-A Salary Continuation Agreement executed by Nicholas A. C. Bright, Kevin P. Callaghan, Richard W. McNairy and Allan C. Pogach. (Incorporated herein by reference to Exhibit 10-E of Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31, 1994)

     10-B Salary Continuation Agreement executed by Stephen J. Ludlow (Incorporated herein by reference to Exhibit 10-B of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement
            No. 333-12481, dated October 2, 1996)

     10-C Asset Purchase Agreement dated August 31, 1994, between Syntron, Inc. and Digicon Gephysical Corp., Euroseis, Inc., Digicon/GFS Inc. and Digicon Inc. (Incorporated herein by reference to Exhibit 10-M of Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31, 1994)

     10-D 1992 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10-T of Digicon Inc.'s Amendment No. 3 to Registration Statement No. 33-54384, dated December 17, 1992)

     10-E Amended and Restated 1992 Employee Nonqualified Stock Option Plan. (Incorporated herein by reference to Exhibit 10-E of Veritas
            DGC Inc.'s Amendment No. 1 to Registration Statement
            No. 333-12481, dated October 2, 1996)

     10-F Support Agreement dated August 30, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Incorporated herein by reference to
            Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated August 30, 1996)

     10-G Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit Agreement") (Incorporated herein by reference to Exhibit 10-G of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996)

     10-H Letter dated September 27, 1996, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement (Incorporated herein by reference to Exhibit 10-H of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement
            No. 333-12481, dated October 2, 1996)

     * 11) Computation of income per common and common equivalent share for the three months ended October 31, 1995 and 1996.

*     27)   Financial Data Schedule

---------------
* Filed herewith

b)   Reports on Form 8-K

     1) A Form 8-K dated August 30, 1996 reported the Combination of Digicon Inc. and Veritas Energy Services Inc.

-------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    VERITAS DGC INC.
                                     -------------------------------------------
                                                      (Registrant)




Date: December 13, 1996              By:         /s/ David B. Robson
      -----------------              -------------------------------------------
                                                     David B. Robson
                                                 (Chairman of the Board
                                              and Chief Executive Officer)



Date: December 13, 1996              By:      /s/ Richard W. McNairy
      -----------------              -------------------------------------------
                                                   Richard W. McNairy
                                        (Chief Accounting and Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  3-A)    Restated Certificate of Incorporation of Veritas DGC Inc. dated
          August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on
          Form 8-K dated September 16, 1996 is incorporated herein by reference.)

  3-B)    Certificate of Ownership and Merger of New Digicon Inc. and Digicon
          Inc. (Exhibit 3-B to Digicon Inc.'s Registration Statement No.
          33-43873 dated November 12, 1991 is incorporated herein by reference.)

  3-C)    By-laws of New Digicon Inc. dated June 24, 1991 (Exhibit 3-I to
          Digicon Inc.'s Form 10-K for the year ended July 31, 1991, is incorporated herein by reference.)

  4-A)    Specimen certificate for Senior Notes. (Included as part of Section
          2.2 of Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No.
          333-12481 dated September 20, 1996 is incorporated herein by reference.)

  4-B) Form of Trust Indenture relating to the 9 3/4% Senior Notes due 2003 of Veritas DGC Inc. between Veritas DGC Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to Veritas DGC Inc.'s Registration Statement
          No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

  4-C)    Specimen Veritas DGC Inc. common stock certificate. (Exhibit 4-C to
          Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996, is incorporated herein by reference.)

*  11)    Computation of income per common and common equivalent share for the three months ended October 31, 1995 and 1996.

*  27)    Financial Data Schedule

---------------
* Filed herewith