Form 10-Q
period 1997-01-31
VERITAS DGC INC
filed 1997-03-17
CIK 28866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the transition period from          to
                                          ----------  -----------


                         Commission file number 1-7427



                                Veritas DGC Inc.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                 76-0343152
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)


   3701 KIRBY DRIVE, SUITE #112, HOUSTON, TEXAS                  77098
    (Address of principal executive offices)                  (Zip Code)


                                 (713) 512-8300
              (Registrant's telephone number, including area code)


                                   NO CHANGES
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at February 28, 1997 was 18,790,907 (including 2,406,583 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects.)


================================================================================

                       VERITAS DGC INC. AND SUBSIDIARIES

                                     INDEX



                                                                               Page
                                                                               Number
                                                                               ------
PART  I.      Financial Information

              Item 1.  Financial Statements

              Consolidated Balance Sheets -
                July 31, 1996 and January 31, 1997                               1

              Consolidated Statements of Operations -
                For the Three and Six Months Ended January 31, 1996 and 1997     3

              Consolidated Statements of Cash Flows -
                For the Six Months Ended January 31, 1996 and 1997               4

              Notes to Consolidated Financial Statements                         7

              Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of Operations       14


PART  II.     Other Information

              Item 1.  Legal Proceedings                                        19

              Item 4.  Submission of Matters to a Vote of Security Holders      19

              Item 6.  Exhibits and Reports on Form 8-K                         20

                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       VERITAS DGC INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (In thousands of dollars, except par value)

                                                                     (Unaudited)
                                                          July 31,    January 31,
                                                            1996         1997
                                                         ----------   ----------
ASSETS                                                  (AS COMBINED - SEE NOTE 2)
Current assets:
   Cash and short-term investments                       $   10,072   $   15,523
   Restricted cash investments                                  327          537
   Accounts and notes receivable (net of allowance for
       doubtful accounts:  July, $740; January, $505)        65,447      105,140
   Materials and supplies inventory                           1,659        2,126
   Prepayments and other                                      8,199        6,532
                                                         ----------   ----------

          Total current assets                               85,704      129,858

Property and equipment                                      165,104      197,682
Less accumulated depreciation                                86,094      102,668
                                                         ----------   ----------

          Property and equipment - net                       79,010       95,014

Multi-client data library                                    25,628       27,139

Investments in and advances to joint venture                  1,463        1,379

Goodwill (net of accumulated amortization:
    July, $2,214; January, $2,475)                            3,674        3,413

Other assets                                                  3,113        3,655
                                                         ----------   ----------

              Total                                      $  198,592   $  260,458
                                                         ==========   ==========

-----------------

See Notes to Consolidated Financial Statements.

                                                                                (Unaudited)
                                                                   July 31,     January 31,
                                                                     1996          1997
                                                                  ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                              (AS COMBINED - SEE NOTE 2)
Current liabilities:
  Current maturities of long-term debt                            $   13,739    $      480
  Accounts payable - trade                                            27,454        28,487
  Accrued interest                                                       313         2,189
  Other accrued liabilities                                           19,905        27,769
  Income taxes payable                                                 1,814         3,133
                                                                  ----------    ----------

          Total current liabilities                                   63,225        62,058

Non-current liabilities:
  Long-term debt - less current maturities                            27,351        75,186
  Other non-current liabilities                                        2,093         2,129
                                                                  ----------    ----------

          Total non-current liabilities                               29,444        77,315

Stockholders' equity:
  Common stock, $.01 par value; authorized:
     40,000,000 shares; issued: 11,334,352 shares and
     16,148,926 shares at July and January, respectively                 113           161

  Additional paid-in capital                                         104,469       107,635

  Retained earnings (from August 1, 1991
     with respect to Digicon Inc.)                                     2,275        13,950

  Cumulative foreign currency translation adjustment
                                                                        (934)         (661)
                                                                  ----------    ----------

           Total stockholders' equity                                105,923       121,085
                                                                  ----------    ----------

                  Total                                           $  198,592    $  260,458
                                                                  ==========    ==========

---------------------

See Notes to Consolidated Financial Statements.

                       VERITAS DGC INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                    (In thousands, except per share amounts)

                                                Three Months Ended             Six Months Ended
                                                    January 31,                   January 31,
                                            --------------------------    --------------------------
                                                1996           1997           1996           1997
                                            -----------    -----------    -----------    -----------
                                                            (AS COMBINED - SEE NOTE 2)
Revenues                                    $    62,719    $    90,691    $   122,543    $   167,096

Costs and expenses:
    Operating expenses                           53,297         67,982        100,103        126,302
    Depreciation and amortization                 6,695          9,828         13,047         18,520
    Selling, general and administrative           1,824          2,432          3,404          4,382
    Other (income) expense:
       Merger related costs                                                                      597
       Interest                                   1,387          1,967          2,674          3,230
       Other                                        (72)           532             44            276
                                            -----------    -----------    -----------    -----------

          Total costs and expenses               63,131         82,741        119,272        153,307
                                            -----------    -----------    -----------    -----------

Income (loss) before provision for
   (benefit from) income taxes and equity
   in earnings of 50% or less-owned
   companies and joint ventures                    (412)         7,950          3,271         13,789

Provision for (benefit from) income taxes          (536)         1,681          1,128          2,919

Equity in earnings of 50% or less-
   owned companies and joint ventures            (1,145)          (238)          (816)          (805)
                                            -----------    -----------    -----------    -----------

Net income                                  $     1,269    $     6,507    $     2,959    $    11,675
                                            ===========    ===========    ===========    ===========

Per share of common stock:
      Income per share of common stock      $       .07    $       .35    $       .17    $       .63
                                            ===========    ===========    ===========    ===========
      Weighted average shares                    17,938         18,639         17,663         18,510
                                            ===========    ===========    ===========    ===========
   Cash dividends                                  None           None           None           None
                                            ===========    ===========    ===========    ===========

-----------------

See Notes to Consolidated Financial Statements.

                       VERITAS DGC INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                           (In thousands of dollars)

                                                                     Six Months Ended
                                                                       January 31,
                                                               ----------------------------
                                                                   1996            1997
                                                               ------------    ------------
                                                                (AS COMBINED - SEE NOTE 2)
Operating activities:
  Net income                                                   $      2,959    $     11,675
  Non-cash items included in net income:
     Depreciation and amortization                                   13,047          18,520
     Amortization of deferred gain on sale/leaseback                    (90)
     Loss on disposition of property and equipment                      360             439
     Equity in earnings of 50% or less-owned
        companies and joint ventures                                   (816)           (805)
     Write-down of multi-client data library to market                  198             767
     Change in operating assets/liabilities:
     Accounts and notes receivable                                   (4,473)        (39,693)
     Materials and supplies inventory                                (1,447)           (467)
     Prepayments and other                                              867           1,667
     Multi-client data library                                        3,387          (2,278)
     Other                                                           (2,698)          2,319
     Accounts payable - trade                                            65          (1,420)
     Accrued interest                                                    13           1,876
     Other accrued liabilities                                        2,051           7,773
     Income taxes payable                                               (71)          1,319
     Other non-current liabilities                                     (651)             36
                                                               ------------    ------------
          Total cash provided by operating activities                12,701           1,728

Financing activities:
  Borrowing of senior notes                                                          75,000
  Debt issues costs                                                                  (2,765)
  Borrowings of long-term debt                                                          781
  Payments of long-term debt                                         (4,618)        (29,289)
  Net payments under credit agreements                               (1,096)        (11,458)
  Payment of secured term loan                                                       (6,000)
  Net proceeds from sale of common stock                                 13           3,214
  Net proceeds from sale of treasury stock                            3,972
                                                               ------------    ------------
          Total cash provided (used) by financing activities         (1,729)         29,483

--------------------

See Notes to Consolidated Financial Statements.

                       VERITAS DGC INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   UNAUDITED
                           (In thousands of dollars)

                                                                          Six Months Ended
                                                                             January 31,
                                                                       ------------------------
                                                                          1996          1997
                                                                       ----------    ----------
                                                                       (AS COMBINED - SEE NOTE 2)
Investing activities:
  (Increase) decrease in restricted cash investments                   $      338    $     (210)
  (Increase) decrease in investment in and advances to joint venture         (260)          889
  Purchase of property and equipment                                       (9,329)      (27,406)
  Sale of property and equipment                                              422           699
  Other                                                                       (76)
                                                                       ----------    ----------

      Total cash used by investing activities                              (8,905)      (26,028)

Currency (gain) loss on foreign cash                                          (55)          268
                                                                       ----------    ----------

Change in cash and cash equivalents                                         2,012         5,451

Beginning cash and cash equivalents balance                                 6,691        10,072
                                                                       ----------    ----------

Ending cash and cash equivalents balance                               $    8,703    $   15,523
                                                                       ==========    ==========



-------------

See Notes to Consolidated Financial Statements.

                       VERITAS DGC INC. AND SUBSIDIARIES
        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                           (In thousands of dollars)

                                                               Six Months Ended
                                                                 January 31,
                                                           -----------------------
                                                               1996         1997
                                                           ----------   ----------
                                                          (AS COMBINED - SEE NOTE 2)
Schedule of non-cash investing and financing activities:

Increase in property and equipment for:
  Equipment purchase obligations                           $    2,788   $    5,542
  Accounts payable - trade                                      2,040        2,453

Supplemental disclosures of cash flow information:

Cash paid for:
   Interest -
     Revolving credit agreements                                1,036          205
     Secured term loans                                           242          274
     Equipment purchase obligations                               977          748
     Other                                                        443          150
   Income taxes                                                 2,509        1,333

                       VERITAS DGC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPINION OF MANAGEMENT

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Veritas DGC Inc. and subsidiaries ("the Company") at January 31, 1997, and the results of its operations and its cash flows for the three and six months ended January 31, 1996 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

         EARNINGS PER SHARE

         Weighted average shares and earnings per share for all periods presented have been restated to reflect the effect of shares issuable upon exchange of Veritas Energy Services Inc. ("VES") Exchangeable Shares (See Note 2).

         Earnings per share are computed based on the weighted average number of shares of common stock. Shares issuable upon the conversion of stock options and warrants, which are common stock equivalents, were disregarded since the treasury stock method of calculation resulted in dilution of less than 3%.

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


2.       BUSINESS COMBINATION

         Veritas DGC Inc. was formerly named Digicon Inc. ("Digicon"). On August 30, 1996, Digicon and Veritas Energy Services Inc. ("VES"), a Canadian company, consummated a business combination (the "Combination"). VES became a wholly-owned subsidiary of Digicon, and Digicon changed its name to Veritas DGC Inc. (the "Company"). As a result of the Combination, each share of VES no par value common shares outstanding was converted into the right to receive a VES no par value exchangeable share (the "Exchangeable Shares") at an exchange ratio of 0.8 of an Exchangeable Share per VES common share. All of the holders of VES common shares, except for those shareholders who perfected and properly exercised their right to dissent from the Combination and received fair value of their shares in cash, became holders of Exchangeable Shares and, accordingly, 7,023,701 shares of Exchangeable Shares were issued. The aggregate stated capital of the Exchangeable Shares is equal to the aggregate stated capital immediately prior to the Combination of the VES common shares that were exchanged or approximately $30.0 million. The Exchangeable Shares are convertible, at the discretion of the stockholder, on a one-for-one basis into shares of the Company's $0.01 par value common stock and their holders have rights identical to the holders of the Company's common stock. Options to purchase shares of VES common stock ("VES Option") were converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per VES Option. The VES articles of amalgamation were amended to reduce the number of authorized VES common shares to one which is held by the Company

         The Combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements of Digicon and VES have been combined and all prior periods have been restated to give effect to the Combination. Information concerning common stock and per share data has been restated on an equivalent share basis. As a result of differing year ends of Digicon and VES, results of operations for dissimilar year ends will be combined. The Company's results of operations for the years ended July 31, 1995 and prior will be combined with VES' results of operations for the years ended October 31, 1995 and prior. To conform year ends, Digicon's results of operations for the year ended July 31, 1996 will be combined with VES' results of operations for the twelve months ended July 31, 1996. Accordingly, VES' operating results for the period August 1, 1995 through October 31, 1995 will be included in the years ended July 31, 1995 and July 31, 1996. An adjustment in an amount equal to the results of operations for this three-month period will be included in the consolidated statements of changes in stockholders' equity. VES' revenues, net income and net income per share were $22,150,000, $938,000 and $0.05, respectively, for the period August 1, 1995 through October 31, 1995.

         Presented below is the effect of the pooling of interests on the Company's reported results of operations. Amounts related to VES have been converted into the Company's reporting currency, U.S. dollars, using weighted average exchange rates prevailing during the period and reflect adjustments for differences between U.S. and Canadian generally accepted accounting principles ("GAAP") and reclassifications to conform financial statement presentation. Canadian to U.S. GAAP adjustments include adjustments to (i) write off foreign exchange gains on borrowings which are deferred and amortized over the period of the debt affecting net income by approximately $17,000 and $107,000 for the three and six months ended January 31, 1996, respectively, and (ii) reverse the effect of a prior period adjustment reducing net income by approximately $90,000 for the six months ended January 31, 1996. Reclassification of $10,844,000 and $17,829,000 for the three and six months ended January 31, 1996, respectively, have been made to net amounts billed to customers for reimbursable costs against VES' revenues.

                                                    Three Months     Six Months
                                                        Ended          Ended
                                                     January 31,     January 31,
                                                         1996           1996
                                                     -----------    -----------
                                                      (IN THOUSANDS OF DOLLARS,
                                                      EXCEPT PER SHARE AMOUNTS)
Revenues:
   Digicon                                           $    38,755    $    76,429
   VES                                                    34,808         63,943
   Reclassifications                                     (10,844)       (17,829)
                                                     -----------    -----------
      Total                                          $    62,719    $   122,543
                                                     ===========    ===========

Net income:
   Digicon                                           $     1,077    $     1,829
   VES                                                       209          1,147
   Adjustments                                               (17)           (17)

                                                     -----------    -----------
      Total                                          $     1,269    $     2,959
                                                     ===========    ===========

Net income per share:
   As previously reported                            $       .10    $       .17
                                                     ===========    ===========

   As restated                                       $       .07    $       .17
                                                     ===========    ===========


         There are no material adjustments to the net assets of VES as a result of adopting the same accounting principles as the Company.

         During the year ended July 31, 1996 and the six months ended January 31, 1997, the Company incurred and expensed $3,666,000 and $597,000, respectively, of costs associated with the merger. These costs consist primarily of professional fees. Costs for the six months ended January 31, 1997 include $150,000 payable to a stockholder who was the former Chairman of the Board of Directors for consulting services rendered in conjunction with the merger.

3.       INVESTMENT IN INDONESIAN JOINT VENTURE

         Summarized financial information for the Company's Indonesian joint venture which is accounted for under the equity method is as follows:



                                 Three Months Ended         Six Months Ended
                                      January 31,              January 31,
                                ----------------------    ---------------------
                                  1996         1997         1996         1997
                                ---------    ---------    ---------    ---------
                                            (IN THOUSANDS OF DOLLARS)
Revenues                        $   1,313    $     940    $   1,817    $   4,236

Operating expenses                     69          679          789        3,044
Depreciation and amortization         106          102          213          390
Other                                 (12)          (4)          (6)          (3)
                                ---------    ---------    ---------    ---------
          Total                       163          777          996        3,431

Income before benefit from
   income taxes                     1,150          163          821          805
Benefit from income taxes                          (75)
                                ---------    ---------    ---------    ---------

Net income                      $   1,150    $     238    $     821    $     805
                                =========    =========    =========    =========


4.       LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                              July 31,    January 31,
                                                                1996         1997
                                                             ----------   ----------
                                                            (AS COMBINED - SEE NOTE 2)
                                                             (IN THOUSANDS OF DOLLARS)
Senior notes due October 2003, at 9 3/4%                                  $   75,000
Revolving credit agreement due July 1998, at
   LIBOR plus 2% or prime                                    $   11,458
Secured term loan due July 1999, at prime plus 3/4%               6,000
Secured term loan due July 1999, at prime plus 1/2%               1,240
Secured term loan due July 1999, at prime plus 1/2%               2,832
Equipment purchase obligations maturing through July 1999,
   at a weighted average rate of 8.6% at January 31, 1997        19,319          666
Mortgage note payable due October 2005, at 10%                      241
                                                             ----------   ----------
            Total                                                41,090       75,666
Less current maturities                                          13,739          480
                                                             ----------   ----------
            Due after one year                               $   27,351   $   75,186
                                                             ==========   ==========

         The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4%. The senior notes are unsecured and are effectively subordinated to secured debt of the Company with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants which limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of the Company, as defined in the Indenture, the holders of the senior notes have the right to require the Company to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. The Company has the right to redeem the senior notes, in whole or in part, on or after October 15, 2000. Under certain conditions, the Company may redeem up to $20.0 million in aggregate principal amount of the senior notes prior to October 15, 1999.

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

         The secured term loans due July 1999 provided for advances for equipment purchases up to Canadian $4.0 million and Canadian $5.5 million, respectively, and advances were payable in 36 equal monthly installments. Advances bore interest at the prime rates (as defined) plus 1/2% and were secured by the equipment purchased. The agreements required VES to maintain certain financial ratios. Advances under the secured term loans were paid with proceeds from the senior notes.

         The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment. Substantially all the equipment purchase obligations were paid with proceeds from the senior notes.

         The mortgage note was payable in monthly installments of Canadian $4,800 including interest at 10% and was secured by a building. The mortgage note was paid with proceeds from the senior notes.

5.       OTHER (INCOME) EXPENSE

         Other (income) expense consists of the following:

                                     Three Months Ended    Six Months Ended
                                         January 31,          January 31,
                                     ------------------    ------------------
                                      1996       1997       1996       1997
                                     -------    -------    -------    -------
                                           (AS COMBINED - SEE NOTE 2)
                                            (IN THOUSANDS OF DOLLARS)
Net foreign currency exchange loss   $     9    $   619    $    29    $   224
Net loss on disposition of
   property and equipment                 57        215        360        439
Interest income                         (122)      (283)      (295)      (378)
Other                                    (16)       (19)       (50)        (9)
                                     -------    -------    -------    -------

          Total                      $   (72)   $   532    $    44    $   276
                                     =======    =======    =======    =======


6.       RELATED PARTY TRANSACTION

         On November 30, 1996, the Company entered into agreements to purchase property and equipment in the amount of approximately $1.5 million from companies which were partially owned by certain nonexecutive employees of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company's internal sources of liquidity are cash and short-term investments and cash flow from operations. External sources include the unutilized portion of a revolving credit facility, equipment financing and trade credit.

In October 1996, the Company effected a public offering of $75.0 million of 9 3/4% senior notes due 2003 (the "Senior Notes") which generated approximately $72.2 million of net proceeds. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants which limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change of control of the Company (as defined in the Indenture), holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually beginning April 1997.

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

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. Approximately 57% of revenues for the six months ended January 31, 1997 are attributable to the Company's export sales and foreign operations. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead time between survey execution and sale, multi-client data surveys generally require greater amounts of working capital than contract work. Depending on timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

Approximately $49.8 million of the net proceeds from the Senior Notes has been used to retire outstanding indebtedness of the Company (including borrowings under the Credit Facility). The remaining net proceeds are being used to fund a portion of the Company's $70.0 million capital expenditure budget for fiscal 1997. It is anticipated that the balance of the 1997 capital expenditure budget will be financed from internally generated funds, and, if necessary, from the Credit Facility or other borrowings permitted by the Indenture and Credit Facility. Of the $70.0 million capital expenditure budget, approximately $7.7 million represents capital spending necessary to maintain the Company's operating equipment and the remainder is for discretionary capital spending, including approximately $26.2 million for the replacement of older operating equipment with a view of substantially enhancing operating efficiency. The remaining $36.1 million will be used for expansion of its equipment complement to meet increased demand for seismic services.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 compared with Three Months Ended January 31, 1996.

Revenues. Land and transition zone seismic data acquisition revenues in the second quarter increased $17.6 million or 68% over the same period last year. Crews operating in the second quarter increased to 17 from 14 and the total number of channels increased to 21,000 from 17,500 compared with the same period of the prior year. Strong seasonal market demand for crews in Canada coupled with larger channel requirements for the U.S. highlands and transition markets accounted for the higher capacity. The Canadian market is showing stronger demand for off season work, and other land markets are experiencing longer term contracts and increased activity. The higher activity levels are resulting in improved contract prices and weather protection clauses to ensure crew availability.

Marine acquisition revenues were $1.7 million or 16% higher than the same quarter of the prior year, primarily due to increased vessel utilization. The marine vessels Polar Search and Polar Princess which were operating in the North Sea have been mobilized to the Gulf of Mexico. The Polar Princess completed a survey in the Falklands en route to the Gulf of Mexico and is presently in the shipyard being upgraded to 7200 meter Syntron RDA streamer capability. The Polar Search completed its upgrade to the 7200 meter Syntron RDA streamers early in the second quarter. The upgrade to more channels coupled with high production for all vessels worldwide and improving prices in the contract market are yielding higher margins.

Revenues from the Company's seismic data processing operations increased $3.9 million or 28% over the same period last year due to the installation of new HP KittyHawk Systems in the major marine data processing centers and the new NEC Supercomputer in Houston as a result of rising demand. Additionally, land data processing centers set up in the prior quarter in Oklahoma City and Quito, Ecuador were in full production. A center in Abu Dhabi was set up late in the second quarter, and full-time production is expected to be achieved late in the third quarter. In the coming fiscal third quarter, the long-term contract operation of a dedicated center will be completed. The personnel from that center will be re-deployed to the Houston and Crawley, England centers to process the higher production requirements of those centers.

Multi-client data sales rose by $4.7 million or 41% over the same period last year. The higher data sales reflect increased activity levels in the North Sea and Gulf of Mexico markets. Due to increasing customer interest in deep-water and sub-salt areas of the Gulf of Mexico, demand for larger inventory levels in these areas is increasing. Surveys in the Shetland-Faroes area, Gulf of Mexico deep-water basin and smaller selected Far East areas are planned over the coming months. The Company initiated its first land data library project in the U.S. and will be expanding projects in this area.

Operating Expenses. Costs of services increased $14.7 million or 28% over the same period last year but as a percent of revenues decreased from 85% to 75%. The improvement in operating margins is attributable to all service groups as a result of increased demand, higher prices, better equipment utilization and increased capacity as discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased 47% from $6.7 million to $9.8 million due to the significant 1997 capital expenditure program as previously discussed.

Selling, General and Administrative. Selling, general and administrative expenses increased 33% from $1.8 million to $2.4 million, resulting primarily from costs incurred in a more aggressive marketing strategy and in implementing new administrative and accounting data processing systems.

Interest. Interest expense increased $580,000 due to increased debt levels to finance the Company's 1997 capital expenditure program.

Other. Other (income) expense decreased from income of $72,000 to an expense of $532,000 resulting primarily from net foreign currency exchange losses.

Income Taxes. Provision for income taxes increased from a $536,000 benefit to a $1.7 million provision as a result of the increased profitability of the Company. The effective tax rate was reduced in the current year by restructuring the operations of certain of the Company's subsidiaries.

Equity in Earnings. Equity in earnings is attributable to the Company's Indonesian joint venture which performed profitable marine acquisition services in the prior year.

Six Months Ended January 31, 1997 compared with Six Months Ended January 31,
1996.

Revenues. Land and transition zone seismic data acquisition revenues for the year increased $26.3 million or 46% over the same period last year due to strong market demand in Canada and improving prices. During the current year the Company also added an Input/Output System Two-RSR crew to its transition zone operations and increased the number of land crews and channels in operation.

Marine acquisition revenues were $9.2 million or 46% higher than the same period of the prior year primarily due to increased utilization of the Company's vessels and the addition of a vessel. In the prior year, vessels experienced downtime related to vessel upgrades and mobilization and bad weather. Lower production also resulted from shooting obstructions and program designs.

The Company's seismic data processing operations increased $5.7 million or 21% over the same period last year due to increased capacity and increased volumes of marine data available for processing. The Company has substantially upgraded its marine data processing centers and added a new NEC supercomputer in Houston. The Company also added new centers in Quito, Ecuador and Oklahoma City.

Multi-client data sales rose by $3.3 million or 19% over the same period last year due to increasing customer interest in the North Sea and Gulf of Mexico multi-client data surveys. In general, demand has increased for multi-client data surveys.

Operating Expenses. Costs of services increased $26.2 million or 26%, but as a percent of revenues decreased from 82% to 76%. The improvement in operating margins is attributable to all service groups as a result of increased demand, higher prices, better equipment utilization and increased capacity as discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased 42% from $13.0 million to $18.5 million due to the significant 1997 capital expenditure program.

Selling, General and Administrative. Selling, general and administrative expenses increased 29% from $3.4 million to $4.4 million, resulting primarily from costs incurred in a more aggressive marketing strategy and in implementing new administrative and accounting data processing systems.

Merger Related Costs. Merger related costs are a result of the Combination discussed in Note 2 of Notes to the Consolidated Financial Statements.

Interest. Interest expense increased $556,000 due to increased debt levels to finance the Company's 1997 capital expenditure program.

Other. Other expense increased $232,000 primarily due to net foreign currency exchange losses.

Income Taxes. Provision for income taxes increased from $1.1 million to $2.9 million as a result of increased profitability of the Company. The effective tax rate was reduced in the current year by restructuring the operations of certain of the Company's subsidiaries.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on December 16, 1996. Common stockholders of record on November 1, 1996 were entitled to vote. Each of the eight directors nominated for the board of directors was elected by the stockholders as follows:

                                            FOR                     WITHHELD
                                         ----------               ------------
George F. Baker                          14,197,948                     100
Clayton P. Cormier                       14,197,946                       0
Ralph M. Eeson                           14,197,946                     700
Lawrence C. Fichtner                     14,197,946                       0
Steve J. Gilbert                         12,044,174               2,340,290
Stephen J. Ludlow                        14,197,746                     200
Brian F. MacNeill                        14,197,746                     450
David B. Robson                          14,197,746                     200
Douglas B. Thompson                      14,197,746                     200
Jack C. Threet                           14,197,746                   1,050

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

4-B) Form of Trust Indenture relating to the 9 3/4% Senior Notes due 2003 of Veritas DGC Inc. between Veritas DGC Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333- 12481 dated September 20, 1996 is incorporated herein by reference.)

4-C) Specimen Veritas DGC Inc. common stock certificate. (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996, is incorporated herein by reference.)

10-A) Salary Continuation Agreement executed by Nicholas A. C. Bright, Kevin P.
      Callaghan, Richard W. McNairy and Allan C. Pogach. (Incorporated herein by reference to Exhibit 10-E of Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31, 1994)

10-B) Salary Continuation Agreement executed by Stephen J. Ludlow (Incorporated herein by reference to Exhibit 10-B of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996)

10-C) Asset Purchase Agreement dated August 31, 1994, between Syntron, Inc. and
      Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc. and Digicon Inc. (Incorporated herein by reference to Exhibit 10-M of Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31, 1994)

10-D) 1992 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10-T of Digicon Inc.'s Amendment No. 3 to Registration Statement No. 33-54384, dated December 17, 1992)

10-E) Amended and Restated 1992 Employee Nonqualified Stock Option Plan.
      (Incorporated herein by reference to Exhibit 10-E of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2,
      1996)

10-F) Support Agreement dated August 30, 1996, between Digicon Inc. and Veritas
      Energy Services Inc. (Incorporated herein by reference to Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated August 30, 1996)

10-G) Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon
      Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit Agreement") (Incorporated herein by reference to Exhibit 10-G of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996)

10-H) Letter dated September 27, 1996, from Wells Fargo Bank (Texas), National
      Association, agreeing to amend the Credit Agreement (Incorporated herein by reference to Exhibit 10-H of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996)

*11) Computation of income per common and common equivalent share for the three and six months ended January 31, 1996 and 1997.

*27)  Financial Data Schedule

*Filed herewith

b)   Reports on Form 8-K

     1) A Form 8-K dated November 27, 1996, as amended by Form 8-K/A-1 dated December 4, 1996, reported a change in the Company's principal accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  VERITAS DGC INC.
                                       ----------------------------------------
                                                    (Registrant)





Date:    March 17, 1997             By:  /s/ David B. Robson
     -----------------------           ----------------------------------------
                                             David B. Robson
                                          (Chairman of the Board
                                        and Chief Executive Officer)




Date:    March 17, 1997             By:  /s/ Richard W. McNairy
     -----------------------           ----------------------------------------
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

10-A)    Salary Continuation Agreement executed by Nicholas A. C. Bright, Kevin
         P. Callaghan, Richard W. McNairy and Allan C. Pogach. (Incorporated herein by reference to Exhibit 10-E of Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31, 1994)

10-B)    Salary Continuation Agreement executed by Stephen J. Ludlow
         (Incorporated herein by reference to Exhibit 10-B of Veritas DGC Inc.'s
         Amendment No. 1 to Registration Statement No. 333-12481, dated October
         2, 1996)

10-C)    Asset Purchase Agreement dated August 31, 1994, between Syntron, Inc.
         and Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc. and
         Digicon Inc. (Incorporated herein by reference to Exhibit 10-M of
         Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31,
         1994)

10-D) 1992 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10-T of Digicon Inc.'s Amendment No. 3 to
         Registration Statement No. 33-54384, dated December 17, 1992)

10-E)    Amended and Restated 1992 Employee Nonqualified Stock Option Plan.
         (Incorporated herein by reference to Exhibit 10-E of Veritas DGC Inc.'s
         Amendment No. 1 to Registration Statement No. 333-12481, dated October
         2, 1996)


10-F)    Support Agreement dated August 30, 1996, between Digicon Inc. and
         Veritas Energy Services Inc. (Incorporated herein by reference to
         Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated
         August 30, 1996)

10-G)    Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon
         Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and
         Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit
         Agreement") (Incorporated herein by reference to Exhibit 10-G of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No.
         333-12481, dated October 2, 1996)

10-H)    Letter dated September 27, 1996, from Wells Fargo Bank (Texas),
         National Association, agreeing to amend the Credit Agreement
         (Incorporated herein by reference to Exhibit 10-H of Veritas DGC
         Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996)

*11) Computation of income per common and common equivalent share for the three and six months ended January 31, 1996 and 1997.

*27)     Financial Data Schedule

*Filed herewith