Form 10-Q
period 1997-04-30
VERITAS DGC INC
filed 1997-06-10
CIK 28866

================================================================================





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ______________________________
                                   FORM 10-Q

(Mark One)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from                to
                                                --------------    --------------

                         Commission file number 1-7427


                                VERITAS DGC INC.
             (Exact name of registrant as specified in its charter)


                                   DELAWARE                                                           76-0343152
                       (State or other jurisdiction of                                             (I.R.S. Employer
                        incorporation or organization)                                            Identification No.)

                 3701 KIRBY DRIVE, SUITE #112, HOUSTON, TEXAS                                            77098
                   (Address of principal executive offices)                                           (Zip Code)

                                 (713) 512-8300
              (Registrant's telephone number, including area code)

                                   NO CHANGES
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes /X/  No  / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at May 31, 1997 was 18,865,901 (including 2,378,551 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects.)

================================================================================

                       VERITAS DGC INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART  I.     Financial Information

             Item 1.  Financial Statements

             Consolidated Balance Sheets -
               July 31, 1996 and  April 30, 1997                                                        1

             Consolidated Statements of Operations -
               For the Three and Nine Months Ended April 30, 1996 and 1997                              3

             Consolidated Statements of Cash Flows -
               For the Nine Months Ended April 30, 1996 and 1997                                        4

             Notes to Consolidated Financial Statements                                                 7

             Item 2.  Management's Discussion and Analysis
                            of Financial Condition and Results of Operations                           13

PART  II.    Other Information

             Item 1.  Legal Proceedings                                                                18

             Item 6.  Exhibits and Reports on Form 8-K                                                 18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       VERITAS DGC INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
        (In thousands of dollars, except par value and number of shares)


                                                                                                  July 31,          April 30,
                                                                                                    1996              1997
                                                                                                -----------       -------------
                 ASSETS                                                                           (AS COMBINED - SEE NOTE 2)
                 Current assets:
                    Cash and short-term investments                                             $    10,072       $      14,131
                    Restricted cash investments                                                         327                 542
                    Accounts and notes receivable (net of allowance for
                        doubtful accounts:  July, $740; April, $484)                                 65,447             100,789
                    Materials and supplies inventory                                                  1,659               2,541
                    Prepayments and other                                                             8,199               9,306
                                                                                                -----------       -------------
                           Total current assets                                                      85,704             127,309

                 Property and equipment                                                             165,104             234,584
                 Less accumulated depreciation                                                       86,094             112,286
                                                                                                -----------       -------------
                           Property and equipment - net                                              79,010             122,298

                 Multi-client data library                                                           25,628              27,250

                 Investments in and advances to joint venture                                         1,463                 770

                 Goodwill (net of accumulated amortization:
                     July, $2,214; April, $2,601)                                                     3,674               3,287

                 Other assets                                                                         3,113               7,120
                                                                                                -----------       -------------
                               Total                                                             $  198,592       $     288,034
                                                                                                ===========       =============



See Notes to Unaudited Consolidated Financial Statements.

                                                                                                 July 31,           April 30,
                                                                                                   1996                1997
                                                                                             --------------      --------------
                                                                                                  (AS COMBINED - SEE NOTE 2)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                   Current maturities of long-term debt                                        $     13,739      $          484
                   Accounts payable - trade                                                          27,454              44,462
                   Accrued interest                                                                     313                 381
                   Other accrued liabilities                                                         19,905              30,580
                   Income taxes payable                                                               1,814               2,375
                                                                                               ------------      --------------
                           Total current liabilities                                                 63,225              78,282

                 Non-current liabilities:
                   Long-term debt - less current maturities                                          27,351              79,001
                   Other non-current liabilities                                                      2,093               3,103
                                                                                               ------------      --------------
                           Total non-current liabilities                                             29,444              82,104

                 Commitments and contingencies

                 Stockholders' equity:
                   Preferred stock, $.01 par value; authorized:
                      400,000 shares; none issued
                   Common stock, $.01 par value; authorized:
                      40,000,000 shares; issued: 11,334,352 shares and
                      16,482,016 shares (excluding 2,378,551
                      Exchangeable Shares) at July and April, respectively                              113                 165

                   Additional paid-in capital                                                       104,469             108,108

                   Retained earnings (from August 1, 1991
                      with respect to Digicon Inc.)                                                   2,275              20,036

                   Cumulative foreign currency translation adjustment                                  (934)               (661)
                                                                                               ------------      --------------
                            Total stockholders' equity                                              105,923             127,648
                                                                                               ------------      --------------
                                   Total                                                       $    198,592      $      288,034
                                                                                               ============      ==============


See Notes to Unaudited Consolidated Financial Statements.

                                            VERITAS DGC INC. AND SUBSIDIARIES
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (In thousands, except per share amounts)

                                                                         Three Months Ended                 Nine Months Ended
                                                                              April 30,                         April 30,
                                                                   -------------------------------    -----------------------------
                                                                      1996              1997             1996             1997
                                                                   -------------    --------------    ------------    -------------
                                                                                      (As combined - See Note 2)
                 Revenues                                          $      59,140      $    86,843        $ 181,683      $  253,939

                 Costs and expenses:
                     Cost of services                                     45,001           63,344          145,104         189,646
                     Depreciation and amortization                         6,953           10,142           20,000          28,662
                     Selling, general and administrative                   1,854            3,221            5,258           7,603
                     Other expense:
                        Interest                                           1,101            2,104            3,775           5,334
                        Merger related costs                                                                                   597
                        Other                                                226              535              270             811

                                                                  --------------     ------------         --------     -----------
                           Total costs and expenses                       55,135           79,346          174,407         232,653
                                                                  --------------     ------------         --------     -----------

                 Income before provision for income
                    taxes and equity in (earnings) loss
                    of 50% or less-owned companies
                    and joint ventures                                     4,005            7,497            7,276          21,286

                 Provision for income taxes                                1,159            1,341            2,287           4,260

                 Equity in (earnings) loss of 50% or less-
                    owned companies and joint ventures                        23               70             (793)           (735)
                                                                  --------------     ------------         --------     -----------
                 Net income                                       $        2,823     $      6,086         $  5,782     $    17,761
                                                                  --------------     ------------         --------     -----------

                 Per share of common stock:
                       Income per share of common stock           $          .16     $        .32         $    .33     $       .95
                                                                  ==============     ============         ========     ===========
                       Weighted average shares                            17,986           18,819           17,754          18,611
                                                                  ==============     ============         ========     ===========
                 Cash dividends                                        None              None                 None            None
                                                                  ==============     ============         ========     ===========

----------------------------
See Notes to  Unaudited Consolidated Financial Statements.

                       VERITAS DGC INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands of dollars)

                                                                                                       Nine Months Ended
                                                                                                           April 30,
                                                                                                   -------------------------
                                                                                                     1996             1997
                                                                                                   --------        ---------
                                                                                                   (As combined - See Note 2)

                 Operating activities:
                   Net income                                                                    5,782             17,761
                   Non-cash items included in net income:
                      Depreciation and amortization                                             20,000             28,662
                      Amortization of deferred gain on sale/leaseback                             (103)
                      Loss on disposition of property and equipment                                606                783
                      Equity in earnings of 50% or less-owned
                         companies and joint ventures                                             (793)              (735)
                      Write-down of multi-client data library to market                            297                989
                   Change in operating assets/liabilities:
                      Accounts and notes receivable                                              4,973            (35,342)
                      Materials and supplies inventory                                          (1,550)              (882)
                      Prepayments and other                                                     (1,401)            (1,107)
                      Multi-client data library                                                  2,422             (2,611)
                      Other                                                                     (2,749)            (1,588)
                      Accounts payable - trade                                                  (3,115)             9,303
                      Accrued interest                                                             (67)                68
                      Other accrued liabilities                                                   (568)            10,675
                      Income taxes payable                                                        (847)               561
                      Other non-current liabilities                                               (820)             1,010
                                                                                             ---------           --------
                           Total cash provided by operating activities                          22,067             27,547

                 Financing activities:
                   Borrowing of senior notes                                                                       75,000
                   Debt issue costs                                                                                (2,765)
                   Borrowings of long-term debt                                                  2,290                781
                   Payments of long-term debt                                                  (10,500)           (25,584)
                   Net payments under credit agreements                                         (3,467)            (8,118)
                   Payment of secured term loans                                                                  (10,072)
                   Net proceeds from sale of common stock                                          816              3,691
                   Net proceeds from sale of treasury stock                                      3,972
                                                                                             ---------           --------
                          Total cash provided (used) by financing activities                    (6,889)            32,933

                 -------------------------
                 See Notes to Unaudited Consolidated Financial Statements.

                       VERITAS DGC INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                           (In thousands of dollars)

                                                                                                       Nine Months Ended
                                                                                                           April 30,
                                                                                                   --------------------------
                                                                                                     1996             1997
                                                                                                   ---------       ----------
                                                                                                   (As combined - See Note 2)
                 Investing activities:
                   (Increase) decrease in restricted cash investments                                331               (215)
                   (Increase) decrease in investment in and advances to joint venture               (269)             1,428
                   Purchase of property and equipment                                            (12,070)           (59,063)
                   Sale of property and equipment                                                    650                812
                   Other                                                                             (22)
                                                                                                 -------            -------
                       Total cash used by investing activities                                   (11,380)           (57,038)

                 Currency (gain) loss on foreign cash                                                (77)               617
                                                                                                 -------            -------
                 Change in cash and cash equivalents                                               3,721              4,059

                 Beginning cash and cash equivalents balance                                       6,691             10,072
                                                                                                 -------            -------
                 Ending cash and cash equivalents balance                                         10,412             14,131




--------------------
See Notes to Unaudited Consolidated Financial Statements.

                       VERITAS DGC INC. AND SUBSIDIARIES
   UNAUDITED SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands of dollars)

                                                                                                       Nine Months Ended
                                                                                                           April 30,
                                                                                                  ----------------------------
                                                                                                     1996             1997
                                                                                                   ---------        ----------
                                                                                                   (As combined - See Note 2)
                 Schedule of non-cash investing and financing activities:

                 Increase in property and equipment for:
                   Equipment purchase obligations                                                     $5,529            $6,388
                   Accounts payable - trade                                                              232             7,705
                   Accounts and notes receivable - deferred credits utilized                             866

                 Supplemental disclosures of cash flow information:

                 Cash paid for:
                    Interest -
                      Senior notes                                                                                       3,494
                      Revolving credit agreements                                                      1,408               236
                      Secured term loans                                                                 363               274
                      Equipment purchase obligations                                                   1,428               755
                      Other                                                                              620               278
                    Income taxes                                                                       4,614             1,589

                       VERITAS DGC INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Opinion of Management

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Veritas DGC Inc. and subsidiaries (the "Company") at April 30, 1997, and the results of its operations and its cash flows for the three and nine months ended April 30, 1996 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

         Earnings Per Share

         Weighted average shares and earnings per share for all periods presented have been restated to reflect the effect of shares issuable upon exchange of Veritas Energy Services Inc. exchangeable shares.

         Earnings per share are based on the weighted average number of shares of common stock and Exchangeable Shares. Shares issuable upon the conversion of stock options and warrants, which are common stock equivalents, are disregarded since the treasury stock method of calculation resulted in dilution of less than 3%.

         Multi-Client Data Library

         The Company collects and processes certain seismic data for its own account to which it retains all ownership rights and which it resells to clients on a non-transferable, non-exclusive basis. The Company may obtain precommitted sales contracts to help fund the cash requirements of these surveys which generally last from 5 to 7 months. The Company capitalizes a portion of the survey costs using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the precommitted sales contracts based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The capitalized cost of multi-client data library is likewise charged to operations in the period subsequent sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. Beginning in fiscal 1997, the Company changed the estimated life of its multi-client data library so that any costs remaining 24 months after completion of a survey are charged to operations over a
         period not to  exceed 24 months.   The Company periodically  reviews
         the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when the total estimated costs exceed total estimated sales or when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset.

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

         In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." This statement requires the computation of basic earnings per share based upon weighted-average common shares outstanding and diluted earnings per share based upon weighted-average common shares outstanding and additional common shares that would have been outstanding if dilutive potential common shares had been issued under the treasury stock method using average market prices. In addition, previously reported earnings per share must be restated. This statement is effective for interim and annual periods ending after December 15, 1997. Basic earnings per share will not differ from previously reported primary earnings per share amounts. Diluted earnings per share will include the effect of using average market price for the period instead of the higher of average market price or end of period price under the treasury stock method. In addition, diluted earnings per share will be presented for all prior periods where fully diluted earnings per share were not previously required because dilutive potential common shares did not result in more than 3% dilution. Diluted earnings per share are not expected to differ materially from basic earnings per share.

2.       BUSINESS COMBINATION

         Veritas DGC Inc. was formerly named Digicon Inc. ("Digicon"). On August 30, 1996, Digicon and Veritas Energy Services Inc. ("VES"), a Canadian company, consummated a business combination (the "Combination").

         Presented below is the effect of the pooling of interests on the Company's reported results of operations. Amounts related to VES have been converted into the Company's reporting currency, U.S. dollars, using weighted average exchange rates prevailing during the period and reflect adjustments for differences between U.S. and Canadian generally accepted accounting principles ("GAAP") and reclassifications to conform financial statement presentation. Canadian to U.S. GAAP adjustments include adjustments to (i) write off foreign exchange losses on borrowings which are deferred and amortized over the period of the debt reducing net income by approximately $47,000 and $154,000 for the three and nine months ended April 30, 1996, respectively, and (ii) reverse the effect of a prior period adjustment increasing net income by approximately $90,000 for the nine months ended April 30, 1996. Reclassifications of $6,127,000 and $23,956,000 for the three and nine months ended April 30, 1996, respectively, have been made to net amounts billed to customers for reimbursable costs against VES' revenues.


                                                                  Three Months              Nine Months
                                                                     Ended                     Ended
                                                                   April 30,                 April 30,
                                                                      1996                     1996
                                                             ----------------------    ----------------------
                                                                       (In thousands of dollars, except per
                                                                             share amounts)
         Revenues:
            Digicon                                           $              35,785     $            112,214
            VES                                                              29,482                   93,425
            Reclassifications                                                (6,127)                 (23,956)
                                                              ---------------------      -------------------
               Total                                          $              59,140      $           181,683

         Net income:
            Digicon                                           $               1,864      $             3,693
            VES                                                               1,006                    2,153
            Adjustments                                                         (47)                     (64)
                                                              ---------------------      -------------------
               Total                                          $               2,823      $             5,782
                                                              =====================      ===================


         Net income per share:
            As previously reported                            $                 .17      $               .34
                                                              =====================      ===================
            As restated                                       $                 .16      $               .33
                                                              =====================      ===================

         There were no material adjustments to the net assets of VES as a result of adopting the same accounting principles as the Company.

         During the nine months ended April 30, 1997, the Company incurred $597,000 of costs associated with the Combination. These costs consist primarily of professional fees and include $150,000 payable to a stockholder who was the former Chairman of the Board of Directors for consulting services rendered in conjunction with the Combination.

3.       INVESTMENT IN INDONESIAN JOINT VENTURE

         Summarized financial information for the Company's Indonesian joint venture which is accounted for under the equity method is as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                                  April 30,                          April 30,
                                                         ----------------------------      -----------------------------
                                                            1996              1997             1996              1997
                                                         ---------         ----------       ----------        ----------
                                                                           (In thousands of dollars)
         Revenues                                          $     494        $     718       $    2,311         $   4,954

         Cost of services                                        424              717            1,213             3,761
         Depreciation and amortization                            87               79              300               469
         Other                                                   (40)              (8)               5               (11)
                                                            --------        ---------       ----------         ---------
                   Total                                         471              788            1,518             4,219
                                                            --------        ---------       ----------         ---------
         Net income                                         $     23       $      (70)      $      793         $     735
                                                            ========        =========       ==========         =========

4.       LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                                              July 31,           April 30,
                                                                                1996                1997
                                                                          ---------------   ----------------

                                                                               (As combined - See Note 2)
                                                                                (In thousands of dollars)
         Senior notes due October 2003, at 9 3/4%                                            $       75,000
         Revolving credit agreement due July 1998, at
            LIBOR plus 2% or prime (8.5% at April 30, 1997)               $       11,458              3,340
         Secured term loan due July 1999, at prime plus  3/4%                      6,000
         Secured term loan due July 1999, at prime plus  1/2%                      1,240
         Secured term loan due July 1999, at prime plus  1/2%                      2,832
         Equipment purchase obligations maturing through,
            September 2000, at a weighted average rate of 9.1%
            at April 30, 1997                                                     19,319              1,145
         Mortgage note payable due October 2005, at 10%                              241
                                                                           -------------      -------------
                     Total                                                        41,090             79,485
         Less current maturities                                                  13,739                484
                                                                           -------------      -------------
                     Due after one year                                    $      27,351      $      79,001
                                                                           =============      =============

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

         The revolving credit agreement due July 1998 is with a commercial bank and, as of April 30, 1997, provides a facility of up to $15.0 million. In June 1997, the revolving credit agreement was amended to provide advances up to $25.0 million of which $20.0 million are secured as discussed below. Advances are secured by substantially all of the receivables of the Company, bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula. Covenants in the agreement limit, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness and paying dividends, and limit the Company's capital expenditures in any fiscal year. In addition, the agreement requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio.

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

5.       COMMITMENTS AND CONTINGENCIES

         On May 16, 1997, the Company entered into a 96 month charter agreement for a vessel which is being constructed by a shipbuilder for the owner. The charter is noncancellable unless the owner exercises its right to cancel the shipbuilding contract due to late delivery (in excess of 180 days of the scheduled delivery time of May 31, 1998).

6.       SHAREHOLDER RIGHTS AGREEMENT

         On May 27, 1997, the board of directors of the Company declared a distribution of one right for each outstanding share of common stock or exchangeable share to shareholders of record at the close of business on June 12, 1997 and authorized 400,000 shares of a class of preferred stock to be distributed under a shareholder rights agreement. Upon the occurrence of certain events enumerated by the shareholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of the Company's authorized preferred stock or the common stock of an acquiring company. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire the Company. The rights expire on May 15, 2007 but may be redeemed earlier.

7.       OTHER EXPENSE
         Other expense consists of the following:

                                                                      Three Months Ended                 Nine Months Ended
                                                                          April 30,                          April 30,
                                                                ------------------------------     -----------------------------
                                                                   1996               1997             1996              1997
                                                                ----------         ----------      -----------       -----------
                                                                                   (As combined - See Note 2)
                                                                                   (In thousands of dollars)

                 Net foreign currency exchange (gain) loss      $        (53)     $       253      $       (24)     $       477
                 Net loss on disposition of
                    property and equipment                               246              344              606              783
                 Interest income                                        (104)             (47)            (399)            (425)
                 Other                                                   137              (15)              87              (24)
                                                                ------------      -----------      -----------      -----------
                           Total                                $        226      $       535      $       270      $       811
                                                                ============      ===========      ===========      ===========

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's internal sources of liquidity are cash, short-term investments and cash flow from operations. External sources include the unutilized portion of a revolving credit facility, equipment financing and trade credit.

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. Approximately 55% of revenues for the nine months ended April 30, 1997 were attributable to the Company's export sales and foreign operations. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead time between survey execution and sale, multi-client data surveys generally require greater amounts of working capital than contract work. Depending on timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will continue to be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

The Company maintains a $25.0 million revolving credit facility, as amended (the "Credit Facility"), with a commercial bank which will mature in July 1998. Advances up to $20.0 million under the Credit Facility are secured by substantially all of the Company's receivables. All advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula which, based on current levels of receivables, results in a borrowing base well in excess of the maximum commitment. Covenants in the Credit Facility prohibit the payment of cash dividends and limit, among other things, the Company's right to create indebtedness and make capital expenditures over a certain amount in any fiscal year. In addition, the Credit Facility requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio.

In October 1996, the Company completed a $75.0 million public offering of Senior Notes, which generated approximately $72.2 million of net proceeds. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change of control of the Company (as defined in the Indenture) holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually beginning April 1997. Approximately $49.8 million of the net proceeds from the Senior Notes was used to retire outstanding indebtedness of the Company. The remaining net proceeds were used to fund a portion of the Company's $80.0 million capital expenditure budget for fiscal 1997. Of the Company's $80.0 million capital expenditure budget for fiscal 1997, approximately $10.3 million represents capital spending necessary to maintain the Company's operating equipment and the remainder is for discretionary capital spending, including approximately $22.0 million for the replacement of older operating equipment with a view of substantially enhancing operating efficiency and $47.7 million for expansion of its equipment to meet increased demand for seismic services. It is anticipated that the balance of the 1997 capital expenditure budget will be financed from internally generated funds, and, if necessary, from the Credit Facility or other borrowings permitted by the Indenture and Credit Facility.

In June 1997, the Company has proposed an Offering (the "Offering") of
3,000,000 shares of common stock. Net proceeds from the proposed Offering, estimated at $62.9 million ($72.4 million if the underwriters' over-allotment option is exercised in full) would be used to fund a portion of the Company's 1998 capital expenditure program of $75.0 million and other general corporate purposes, including working capital, possible repurchases of outstanding Senior Notes and possible acquisitions. No repurchases will be made of outstanding Senior Notes, except at prices which are, at the time of any such repurchase, regarded by the Company to be attractive. Accordingly there can be no assurance that any such repurchases will be made. While the Company regularly evaluates opportunities to acquire complementary businesses, it has made no present agreements or commitments, except as described below, with respect to possible acquisitions and no estimate can be made as to the amount of net proceeds which ultimately may be used for acquisitions. The Company has recently entered into a letter of intent to purchase a land acquisition company in the Middle East for approximately $10.0 million. The acquisition is subject to due diligence and definitive documentation and there is no assurance that the acquisition will be consummated.

The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs, and meet its principal and interest obligations with respect to the outstanding indebtedness. The Company anticipates that cash and short-term investments, cash flow generated from operations, borrowings permitted under the Indenture and Credit Facility and net proceeds from the proposed Offering will provide sufficient liquidity to fund these requirements through fiscal 1998. However, the Company's ability to meet its debt service and other obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the Credit Facility or the Indenture, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company would be able to obtain such refinancing or financing, or that any refinancing or financing would result in a level of net proceeds required.

Results of Operations

Three Months Ended April 30, 1997 compared with Three Months Ended April 30,
1996.

Revenues. Land and transition zone revenues in the third quarter increased $12.8 million or 43% over the same period last year. The Company increased the number of channels used from 15,000 to 22,700 primarily as a result of larger channel requirements for the U.S. highlands and transition zone markets. The U.S. and South American land markets continue to experience high activity levels resulting in contracts with longer terms, improved prices and more weather protection clauses. An unseasonably high market demand for crews in Canada also contributed to the increase in revenues in the current quarter. Marine revenues were $1.5 million or 12% higher than the same quarter of the prior year primarily due to improved production. The marine vessels Polar Search, Polar Princess and two of the three vessels in a multi-boat operation have been upgraded to Syntron equipment and are acquiring multi-client data in the Gulf of Mexico. Demand remains high in Southeast Asia for the marine vessels Ross Seal and the Acadian Searcher.

Revenues from the Company's data processing operations increased $6.1 million or 43% over the same period last year. The increased capacity due to the installation of new KittyHawk, Sun and NEC hardware is being utilized by expanding workloads from both contract and multi-client data library projects and introduction of new technology has improved productivity. The Company has opened two new centers in Australia and Abu Dhabi and will install an NEC supercomputer in the London center to meet this increasing demand.

Multi-client data sales increased by $7.0 million or 191% over the same period last year. The higher data sales reflect increased activity levels in the North Sea and Gulf of Mexico markets. Surveys in the Shetland-Faroes area and the Gulf of Mexico deepwater basin are planned over the coming months and are in various stages of prefunding. The Company completed its first land data library project in the U.S. during the quarter and is preparing additional projects beginning in the fourth quarter of the current fiscal year.

Operating Expenses. Costs of services increased $18.3 million or 41% over the same period last year but as a percent of revenues decreased from 76% to 73%. The improvement in operating margins is attributable to higher prices and better equipment utilization and production for all service groups as discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased 46% from $7.0 million to $10.1 million due to the significant 1997 capital expenditure program which included the upgrade of equipment and increase in capacity discussed above.

Selling, General and Administrative. Selling, general and administrative expenses increased 74% from $1.9 million to $3.2 million, resulting primarily from costs incurred in a more aggressive marketing strategy and in implementing new administrative and accounting data processing systems.

Interest. Interest expense increased $1.0 million due to increased debt levels to finance the Company's 1997 capital expenditure program.

Other. Other expense increased $309,000 resulting primarily from net foreign currency losses.

Income Taxes. Provision for income taxes increased $182,000 relating to the increased profitability of the Company, however, the effective tax rate was reduced in the current year by restructuring the operations of certain of the Company's subsidiaries.

Nine Months Ended April 30, 1997 compared with Nine Months Ended April 30,
1996.

Revenues. Land and transition zone data acquisition revenues for the year increased $39.1 million or 45% over the same period last year. The increase is attributable to an increase in demand and capacity and improving contract terms as previously discussed.

Marine acquisition revenues were $10.7 million or 33% higher than the same period of the prior year primarily due to increased utilization of the Company's vessels, higher productivity due to upgrading existing vessels with Syntron equipment and the addition of the Polar Princess in the first quarter of fiscal 1997.

Data processing operations increased $11.8 million or 28% over the same period last year due to increased capacity and increased volumes of marine data available for processing. The Company has substantially upgraded its processing centers and will be adding a NEC supercomputer in London. The Company also added new centers in Abu Dhabi, Australia, Ecuador and Oklahoma.

Multi-client data sales rose by $10.7 million or 52% over the same period last year due to increasing customer interest in the North Sea and Gulf of Mexico multi-client data surveys, especially in the deepwater and subsalt areas of the Gulf. The Company also plans to add additional land data library surveys.

Operating Expenses. Costs of services increased $44.5 million or 31%, but as a percent of revenues decreased from 80% to 75%. The improvement in operating margins is attributable to higher prices and better equipment utilization and production for all service groups as discussed above.

Selling, General and Administrative. Selling, general and administrative expenses increased 45% from $5.3 million to $7.6 million, resulting primarily from costs incurred in a more aggressive marketing strategy and in implementing new administrative and accounting data processing systems.

Depreciation and Amortization. Depreciation and amortization expense increased 43% from $20.0 million to $28.7 million due to the significant 1997 capital expenditure program.

Interest. Interest expense increased $1.5 million due to increased debt levels to finance the Company's 1997 capital expenditure program. The company issued $75 million of senior notes during the current year.

Merger Related Costs. Merger related costs are a result of the Combination discussed in Note 2 of Notes to the Unaudited Consolidated Financial Statements. These costs include $150,000 payable to a stockholder who was the former chairman of the board of directors for consulting services in connection with the Combination.

Other. Other expense increased $541,000 primarily due to net foreign currency exchange losses.

Income Taxes. Provision for income taxes increased from $2.3 million to $4.3 million as a result of increased profitability of the Company, however, the effective tax rate was reduced in the current year by restructuring the operations of certain of the Company's subsidiaries.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to, nor is its property the subject of, any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits filed with this report:

     2) Combination Agreement dated as of May 10, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Incorporated herein by reference to Exhibit 2.1 of Digicon Inc.'s Current Report on Form 8-K dated May 10, 1996)

     3-A) Restated Certificate of Incorporation of Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

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

     4-D) Rights Agreement between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C. dated as of May 15, 1997. (Incorporated by reference to Exhibit 4.1 of Veritas DGC Inc.'s Current Report on Form 8-K filed May 27, 1997)

    10-A) Salary Continuation Agreement executed by Nicholas A. C. Bright. (Incorporated herein by reference to Exhibit 10-E of Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31, 1994.)

   *10-B)  Employment Agreement executed by Stephen J. Ludlow.

   10-C) Asset Purchase Agreement dated August 31, 1994, between Syntron, Inc. and Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc. and Digicon Inc. (Incorporated herein by reference to Exhibit 10-M of Digicon Inc.'s Annual Report on Form 10-K for the year ended July 31, 1994.)

   10-D) 1992 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to Exhibit 10-T of Digicon Inc.'s Amendment No. 3 to Registration Statement No. 33-54384, dated December 17, 1992.)

   10-E) Amended and Restated 1992 Employee Nonqualified Stock Option Plan. (Incorporated herein by reference to Exhibit 10-E of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996.)

   10-F) Support Agreement dated August 30, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Incorporated herein by reference to
           Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated August 30, 1996.)

   10-G) Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit Agreement") (Incorporated herein by reference to Exhibit 10-G of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996.)

   10-H) Letter dated September 27, 1996, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement (Incorporated herein by reference to Exhibit 10-H of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996.)

  *10-I)   Employment Agreement executed by Anthony Tripodo.

  *10-J) Letter dated May 28, 1997, from Wells Fargo Bank (Texas) National Association, agreeing to amend the Credit Agreement.

  *11) Computation of income per common and common equivalent share for the three and nine months ended April 30, 1996 and 1997.

  *27)     Financial Data Schedule.


* Filed herewith

b)     Reports on Form 8-K
      1) A Form 8-K dated May 27, 1997 reported a shareholder rights agreement approved by the board of directors on May 27, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      VERITAS DGC INC.
                                         ---------------------------------------
                                                        (Registrant)




Date:     June 9, 1997               By:           /s/ David B. Robson
      ------------------------           ---------------------------------------
                                                       David B. Robson
                                                   (Chairman of the Board
                                                and Chief Executive Officer)



Date:     June 9, 1997               By:            /s/ Anthony Tripodo
      ------------------------           ---------------------------------------
                                                        Anthony Tripodo
                                             (Chief Accounting and Financial Off

                                EXHIBIT INDEX


  *10-B)   Employment Agreement executed by Stephen J. Ludlow.

  *10-I)   Employment Agreement executed by Anthony Tripodo.

  *10-J) Letter dated May 28, 1997, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement.

  *11) Computation of income per common and common equivalent share for the three and nine months ended April 30, 1996 and 1997.

  *27)     Financial Data Schedule.

* Filed herewith