Form 10-K
period 1997-07-31
VERITAS DGC INC
filed 1997-10-20
CIK 28866

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         --------------------------
                                   FORM 10-K

                                   (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended July 31, 1997

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 1-7427

                                VERITAS DGC INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       76-0343152
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   3701 KIRBY DRIVE, SUITE #112                              77098
          HOUSTON, TEXAS                                   (Zip Code)
(Address of principal executive offices)


                                 (713) 512-8300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:



     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
 Common Stock, $.01 Par Value                    New York Stock Exchange
Preferred Stock Purchase Rights                  New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES x   NO
                                             ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $867,252,962 as of September 30, 1997.

The number of shares of the Company's common stock, $.01 par value, (the "Common Stock"), outstanding at September 30, 1997 was 22,434,574 (including 2,367,071 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

The registrant's proxy statement to be filed in connection with the registrant's 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


                                   FORM 10-K

================================================================================

Item                                                                                      Page Number
----                                                                                       -----------

                                     PART I
1   Business
     General                                                                                      1
     Industry Overview                                                                            2
     Services and Markets                                                                         2
     Technology and Capital Expenditures                                                          7
     Competition and Other Business Conditions                                                    7
     Backlog                                                                                      8
     Significant Customers                                                                        8
     Employees                                                                                    8
2    Properties                                                                                   9
3    Legal Proceedings                                                                            9
4    Submission of Matters to a Vote of Security Holders                                          9

                                                    PART II

5    Market for Registrant's Common Equity and Related Stockholder Matters                       10
6    Selected Consolidated Financial Data                                                        11
7    Management's Discussion and Analysis of Financial Condition and Results of Operations       12
8    Consolidated Financial Statements and Supplementary Data                                    16
9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        48

                                                    PART III

10   Directors and Executive Officers of the Registrant                                          48
11   Executive Compensation                                                                      48
12   Security Ownership of Certain Beneficial Owners and Management                              48
13   Certain Relationships and Related Transactions                                              48

                                                    PART IV


14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                             48


     Signatures

Unless the context otherwise requires, the number of shares, per share prices, weighted average number of shares outstanding and per share amounts in this report have been adjusted to reflect (i) the August 30, 1996 business combination (the "Combination") with Veritas Energy Services Inc. ("VES") and
(ii) a one-for-three reverse stock split effected in January 1995. Unless the context otherwise requires, all references to the "Company" are to Veritas DGC Inc. and its subsidiaries and give effect to the consummation of the Combination, Prior to the consummation of the Combination, the Company's name was Digicon Inc. ("Digicon"). This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item
1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                                     PART I

ITEM I. BUSINESS

GENERAL

The Company is a leading provider of seismic data acquisition, data processing and multi-client data surveys to the oil and gas industry in selected markets worldwide. Oil and gas companies utilize seismic data for the determination of suitable locations for drilling exploratory wells and, increasingly, in reservoir management for the development and production of oil and gas reserves. The Company acquires seismic data on land and in marine and marsh, swamp and tidal ("transition zone") environments and processes data acquired by its own crews and crews of other operators. The Company acquires seismic data both on an exclusive contractual basis for its customers and on its own behalf for licensing to multiple customers on a non-exclusive basis.

To increase its presence in the market for onshore geophysical services, in August 1996 the Company completed the Combination with VES, a leading land seismic contractor. Prior to the Combination, Digicon and VES had complementary operations with no significant geographic overlap. Management believes that the Combination has produced a balanced company with significant market presence in the land, transition zone and marine data acquisition and processing businesses in selected geographic areas worldwide. The Company believes that the Combination has provided it with the critical mass necessary to compete more effectively, has improved its access to capital markets and has enabled it to pursue additional opportunities, particularly in the multi-client data licensing business.

Prior to the Combination, the Company had initiated a comprehensive program designed to refocus each of the Company's geographic and operational lines of business. The Company's actions included: (i) selling its seismic equipment manufacturing operations; (ii) selling its joint venture interests in the former Soviet Union ("FSU"); (iii) deploying its land and transition zone crews and its marine crews into markets where the Company's presence would be significant;
(iv) expanding its accumulation and licensing of multi-client data surveys to capitalize on the historically higher margins associated with nonexclusive data sales; (v) emphasizing research and development on its proprietary software in order to capitalize on its reputation for seismic data processing innovation; and (vi) streamlining its cost structure through personnel reduction, office consolidations, vessel deactivations and the outsourcing of certain development and manufacturing functions.

In fiscal 1997, the Company embarked upon an extensive capital expenditure program designed to increase its efficiency and expand its operations to improve the competitive position of its principal services and to enable the Company to capitalize on high-growth/high-margin opportunities in selected markets.

INDUSTRY OVERVIEW

Geophysical services enable oil and gas companies to determine whether subsurface conditions are likely to be favorable for finding new oil and gas accumulations and assist oil and gas companies in determining the size and structure of previously identified oil and gas fields. These services consist of the acquisition and processing of 3D and 2D seismic and other geophysical data, which is used to produce computer-generated graphic images of the subsurface strata. The resulting images are then analyzed and interpreted by customers' geophysicists and are used by oil and gas companies in the acquisition of new leases, the selection of drilling locations on exploratory prospects and in reservoir development and management.

Geophysical data is acquired by land, transition zone and marine crews. In data acquisition, a source of acoustical energy is employed at or below the earth's surface and an acoustical wave is produced through the discharge of compressed air, the detonation of small explosive charges, or other energy generating techniques. As the acoustical wave travels through the earth, portions are reflected by variations in the underlying rock layers, and the reflected energy is captured by geophones situated at intervals along specified paths from the point of acoustical impulse. The resulting signals are then transmitted to it recording unit, which amplifies the reflected energy wave and converts it into digital data. This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion and improving resolution and arranges the input data to produce, with the aid of plotting devices, an image of the subsurface strata. By interpreting seismic data, oil and gas companies create detailed stratigraphic maps of prospective areas and producing oil and gas reservoirs.

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

Over the last several years, worldwide demand for 3D surveys by major oil and gas companies and independent producers has increased. The greater precision and improved subsurface resolution obtainable from 3D seismic data have assisted oil and gas companies in finding new fields and more accurately delineating existing fields, as well as enhancing existing reservoir management and production monitoring techniques. Enhanced subsurface resolution obtainable from 3D studies has been a key factor in improving drilling success ratios and lowering finding and field extension costs. This improved technology, coupled with advances in drilling and completion techniques, is enhancing the industry's ability to develop oil and gas reserves, particularly in transition zone and deepwater environments.

The industry is experiencing growing demand for 3D multi-client data surveys, particularly in deepwater environments. Increased leasing activity and the high costs of drilling exploration and development wells in these waters have created significant demand for large-scale surveys employing sophisticated data processing techniques. The relatively expensive cost of acquiring and processing this data has prompted many oil and gas companies to participate in multi-client data surveys to reduce their geophysical expenses.

SERVICES AND MARKETS

The Company acquires seismic data in land, transition zone and marine environments and processes data acquired from its own crews as well as data acquired by other geophysical crews. The Company currently operates seven land and transition zone crews in the United States, four land crews in Canada, four land crews in South America, currently in Argentina, Peru and Bolivia, and one land crew in Oman. The Company's eight marine crews operate in selected markets worldwide. The Company also operates 20 seismic data processing facilities, most of which are located in major oil and gas centers around the world. In fiscal 1995, 1996 and 1997, 61%, 62% and 50%, respectively, of the Company's revenues, were attributable to international operations and export sales.

When performing geophysical services under contract for oil and gas producers, the Company may be employed to acquire and/or process geophysical data. Under these arrangements, the Company's entire work-product belongs to the contracting party. The Company also acquires and processes geophysical data for its own account, preserving its work-product in a data library for later licensing on a nonexclusive basis. When acquiring data for its library, the Company generally obtains pre-funding commitments for a least 70% of the cost of such surveys from multiple clients.

The following tables set forth the Company's revenues by service group and geographical area:


REVENUES BY SERVICE GROUPS(1)                              YEARS ENDED JULY 31,
                                                 -----------------------------------------
                                                   1995             1996             1997
                                                 -----------     ----------       ---------
                                                          (In thousands of dollars)

Land and transition zone data acquisition        $ 108,133        117,667         $ 175,837
Marine data acquisition                             32,781         54,360            64,429
Data processing                                     54,687         55,566            74,107
Licensing of multi-client data surveys              19,804         23,003            48,342
Other                                                  225
                                                 ---------       --------         ---------
Total                                            $ 215,630       $250,596         $ 362,715
                                                 =========       ========         =========


REVENUES BY GEOGRAPHICAL AREA

                                                            YEARS ENDED JULY 31,
                                                 -----------------------------------------
                                                   1995             1996             1997
                                                 -----------     ----------       ---------
                                                            (In thousands of dollars)

United States(2)                                   $ 87,318       $ 98,875         $ 184,013
Canada                                               44,297         47,423            52,141
Europe and Middle East                               20,230         37,394            45,201
Far Bast                                             25,918         30,558            30,203
South America                                        37,867         36,346            51,157
                                                  ---------       --------         ---------
Total                                              $215,630       $250,596         $ 362,715
                                                  =========       ========         =========

(1) Revenues from data acquisition and data processing services are recognized based on contractual rates set forth in the related contract if the contract provides a separate rate for each service provided. If the contract only provides a rate for the overall service. revenues am recognized based on the percentage of each service group's cost to total cost

(2) Includes export sales of $2,228, $4,774 and $4,115 in fiscal 1995, 1996 and 1997 respectively.

See Note 17 of Notes to the Consolidated Financial Statements for additional geographical information.

Geophysical services are marketed from the Company's corporate offices and from its regional administrative centers by personnel whose duties also typically include technical, supervisory or executive responsibilities. Contracts are obtained either through competitive bidding in response to invitations for bids, by direct negotiation with the prospective customer or through the initiation by the Company of Surveys for its data library which surveys are then offered for license on a non-exclusive basis.

Contracts for exclusive data acquisition involve payments on either a turnkey or a time basis or on a combination of both methods. Under the turnkey method, payments for services are based upon the amount of data collected or processed, and the Company bears substantially all of the risk of business interruption caused by inclement weather and other hazards. When operating on a time basis. payments are based on agreed rates per unit of time, which may be expressed in periods ranging from days to months, and certain of the risk of business interruption (except for interruptions caused by failure of the Company's equipment) is borne by the customer. When a combination of both turnkey and time methods is used, the risk of business interruption is shared in an agreed percentage by the Company and the customer. In each case, progress payments are usually required unless it is expected that the job can be accomplished in a brief period. In recent years, the Company's contracts for data acquisition have been predominately on a turnkey or on a combination of turnkey/times basis. Substantially all exclusive data processing work is done on a turnkey basis.

LAND AND TRANSITION ZONE DATA ACQUISITION

The Company's land and transition zone data acquisition services are currently conducted by 16 seismic crews, with a combined seismic recording capacity of approximately 27,000 channels. The Company is able to configure its equipment to operate up to 19 crews. Seven of the crews are operating in the United States, four in Canada, four in South American markets, currently Argentina, Peru and Bolivia, and one in Oman.

The Company's land and transition zone crews are equipped to perform both 2D and 3D surveys. Each crew consists of a surveying unit which lays out the lines to be recorded and marks the site for shot-hole placement or equipment location; an explosive or mechanical vibrating unit; and a recording unit that lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. On the typical land seismic survey, the seismic crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic crew and bore shallow holes for explosive charges which, when detonated by the seismic crew, produce the necessary acoustical impulse. In locations where the use of explosives is precluded due to population density, technical requirements or ecological factors, a mechanical vibrating unit or compressed air is substituted for explosives as the acoustical source.

The Company uses helicopters to aid its crews in seismic data acquisition in situations where such use will reduce overall costs and improve productivity. In a helicopter supported project, seismic lines are cut approximately two meters wide, compared to five meters wide when trucks are used to move cables, geophones and personnel. The use of helicopters, which is often required in areas with rugged terrain and in agricultural areas, results in better access and reduced surface damage. In such a project, each seismic crew is typically supported by one or two helicopters specifically suited to seismic acquisition requirements.

The Company invested $38.0 million during fiscal 1997 in land and transition zone equipment that has provided additional capacity and increased efficiencies. Total capacity increased from 18,000 channels in the prior year to 27,000 channels in the current year primarily from the purchase of equipment capable of configuring up to two crews in Oman and the upgrade of a third transition zone crew to I/0 System Two - RSR equipment. The Company also acquired geophones and cables to standardize equipment so that it is interchangeable among the Company's land crews. The Company plans to make land and transition zone capital expenditures of approximately $14 million during fiscal 1998. A significant portion of these capital expenditures relates to a new crew in South America.

MARINE DATA ACQUISITION


Marine data acquisition services are carried out by the Company's crews operating from chartered vessels which have been modified or equipped to the Company's specifications. The following table sets forth certain information concerning the geophysical vessel currently operated by the Company:

                         YEAR
                        ENTERED
VESSEL(1)               SERVICE       LOCATION         LENGTH         BEAM
------                  -------       --------         ------         -----
Acadian Searcher          1983        Australia          217 feet      44 feet
Ross Seal                 1987        Malaysia           176 feet      38 feet
Seacor Surf               1991        Gulf of Mexico     135 feet      35 feet
Polar Search              1992        Gulf of Mexico     300 feet      51 feet
Pearl Chouest             1995        Gulf of Mexico     210 feet      40 feet
Cape Romano               1996        Gulf of Mexico     155 feet      36 feet
Polar Princess            1996        Gulf of Mexico     250 feet      46 feet
Seabulk Veritas           1997        Gulf of Mexico     194 feet      40 feet

(1) Does not include the Professor Kurentsov which is operating under short-term contract.

The Polar Search and the Polar Princess are chartered from a ship operator for initial terms which expire in January and February 2000, respectively. The Company's other vessels are operated under short-term charter arrangements expiring at various times through 1998. These charters contain certain options for the Company to extend on terms and at rates closely approximating the expiring terms and rates. Decisions on whether to extend the expiring vessel charters or enter into charters with other vessel owners will be made prior to each charter expiration date.

All of the vessels operated by the Company are equipped to perform both 3D and 2D seismic surveys. During the last several years, a majority of the marine seismic data acquisition services performed by the Company involved 3D surveys. The Company frequently upgrades seismic survey equipment on its vessels to enhance performance quality and incorporate new technology. During 1997, the Company invested $34.5 million primarily to complete the upgrade of its vessels to Syntrak 480 recording systems and streamers. Each vessel generally has an equipment complement consisting of seismic recording instrumentation, digital seismic streamer cable, cable location and seismic data location systems, multiple navigation systems, a source control system which controls the synchronization of the energy source and a firing system which generates the acoustical impulses. The streamer cable contains hydrophones that receive the acoustical impulses reflected by variations in the subsurface strata. Data acquired by each channel in the digital cable is partially processed before it is transmitted to recording instruments for storage on magnetic media, thus reducing subsequent processing time and the effective acquisition costs to the customer.

At present, two of the Company's vessels are equipped with multiple streamers and multiple energy sources, which acquire more lines of data with each pass, reducing the time to completion and the effective acquisition cost. A three vessel multi-boat crew obtains similar benefits by recording the signals generated from two source arrays on the master vessel from single cables towed by each of the master and two slave vessels. These five vessels are located in the Gulf of Mexico and are engaged in acquiring 3D multi-client data surveys. The Company has signed an eight-year charter for another large vessel, primarily to service the North Sea and South Atlantic markets. This new "flagship" vessel, the Veritas Viking, which will be the Company's largest vessel and will be capable of deploying 12 seismic streamer cables, is expected to begin service in late fiscal 1998. The purchase of equipment for this new vessel, together with upgrades on some of the other vessels in the fleet, is anticipated to require capital expenditures of approximately $43 million in fiscal 1998.

Each marine seismic crew consists of approximately 20 persons, excluding the ship's captain and ship personnel. Seismic personnel live aboard the ship during their tours of duty, which are staggered to permit continuous operations. During seismic operations, the Company's personnel direct the positioning of the vessel using sophisticated navigational equipment, deploy and retrieve the seismic streamer cable and energy-source array, and operate all other systems relating to data collection activities. The Company's personnel do not, however, have ultimate responsibility for the vessel, which is operated by the captain and personnel who are employees of the vessel owner.

DATA PROCESSING

The Company currently operates 20 seismic data processing centers, At each of the centers, data received from the field, both from the Company and other geophysical crews, is processed to produce an image of the earth's subsurface using proprietary computer software and techniques developed by the Company. The Company also reprocesses older seismic data using new techniques designed to enhance the quality of the data. A majority of the Company's data processing services are performed on 3D seismic data. The Company's data processing centers have opened at various times from 1966 through 1997 and are located in Houston (two locations), Irving, Austin and Midland, Texas; Denver, Colorado; Oklahoma City, Oklahoma; Singapore; Crawley, England; Calgary, Alberta, Canada; Brisbane, Melbourne, and Perth, Australia; Jakarta, Indonesia; Kuala Lumpur, Malaysia; Buenos Aires and Neuquen, Argentina; Caracas, Venezuela; Quito, Ecuador; and Abu Dhabi, U.A.E.

The Company's centers operate high capacity, advanced technology data processing systems based on NEC, SUN SGI and HP computer systems with high speed networks. These systems utilize the Company's proprietary SEISMIC data processing software. The marine and land data acquisition crews have software identical to that utilized in the processing centers, allowing for ease in the movement of data from the field to the data processing centers. The Company operates both land and marine data processing centers and tailors the equipment and software deployed in an area to meet the local market demands.

Because of the increased complexity of processing 3D surveys and growing demand for such surveys, in fiscal 1997, the Company invested $19.7 million to expand and upgrade computer resources at most of its data processing centers. To improve its speed and capacity in processing large 3D surveys, the Company installed a NEC supercomputer in its Houston processing center in early fiscal 1997. The success of this first system led to the installation of a second NEC supercomputer in the Crawley center in August 1997. These supercomputer installations act as global resources for all of the Company's data processing operations. During fiscal 1997, the Company acquired additional SUN systems to add capacity at existing land processing centers and to equip two new processing centers. These expansions and upgrades have both increased capacity and lowered processing costs. The Company has budgeted $16 million in fiscal 1998 for data processing capital expenditures, primarily for the purchase of additional computers and peripherals and other equipment.

LICENSING OF MULTI-CLIENT DATA SURVEYS

The Company often acquires and processes data for its own account by conducting surveys either partially or wholly funded by multiple customers. Once acquired and processed, these surveys are then licensed for use to other customers on a non-exclusive basis.

The relatively expensive cost of acquiring and processing deepwater 3D seismic data has prompted many oil and gas companies to participate in multi-client surveys to reduce their geophysical expenses. In response to this increased demand, the Company is adding to its data library, primarily in the Gulf of Mexico and the North Sea. As of July 31, 1997, the Company's multi-client data library included approximately 1.0 million line kilometers of survey data in the Gulf of Mexico and North Sea. While historically the Company's multi-client data library has been offshore, in fiscal 1997 the Company initiated onshore surveys in the U.S. and intends to expand its land data library.

In general, the Company obtains pre-funding commitments for at least 70% of the cost of these surveys. Factors considered in determining whether to undertake such surveys include the availability of initial participants to underwrite a percentage of the costs, the location to be surveyed, the probability and timing of future lease, concession and development activity in the area and the availability, quality and price of competing data

TECHNOLOGY AND CAPITAL EXPENDITURES

The geophysical industry is highly technical, and the requirements for the acquisition and processing of seismic data have evolved continuously during the past 50 years. Accordingly, it is of significance to the Company that its technological capabilities are comparable or superior to those of its competitors, whether through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others. The Company has introduced several technological innovations in its geophysical service business that have become industry standard practice in both acquisition and processing.

Currently, the Company employs approximately 45 persons in its research and development activities, substantially all of whom are scientists, engineers or programmers. During fiscal 1995, 1996 and 1997, research and development expenditures were $3.6 million, $3.2 million, and $3.7 million, respectively.

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

The capital expenditure program for fiscal 1999 requires expenditures of approximately $75 million, and another $4.6 million is budgeted for research and development activities. The level of future capital expenditures will depend on the availability of funding and market requirements as dictated by oil and gas company activity levels. The following table sets forth a summary of the Company's capital expenditures for the three years ended July 31, 1997:

                                                   1995             1996             1997
                                                -----------     ----------       ----------
                                                            (In thousands of dollars)
Land and transition zone data acquisition       $ 18,004         $ 15,020          $ 38,024
Marine data acquisition                            8,296            7,757            34,482
Data processing                                    6,495            8,394            19,743
Other                                                839            1,689             3,801
                                                --------         --------          --------
          Total                                 $ 33,634         $ 32,860          $ 96,050
                                                ========         ========          ========

COMPETITION AND OTHER BUSINESS CONDITIONS

The acquisition and processing of seismic data for the oil and gas exploration industry has historically been highly competitive worldwide. As a result of changing technology and increased capital requirements, the seismic industry has consolidated substantially since the late 1980's. The largest competitors remaining in the market are Western Geophysical (a division of Western Atlas Inc.), Geco-Prakla (a division of Schlumberger), Compagne Generale
Geophysique and Petroleum Geo-Services ASA. Management believes the Company is the fifth largest geophysical service company based on revenues. Competition for available seismic surveys is based on several competitive factors, including price, crew experience, equipment availability, technological expertise and reputation for quality and dependability.

The Company's data acquisition activities often are conducted under extreme weather and other hazardous conditions. Accordingly, these operations are subject to risks of injury to personnel and loss of equipment. The Company carries insurance against the destruction of, or damage to, its chartered vessels and its geophysical equipment and injury to persons and property that may result from its operations and considers the amounts of such insurance to be adequate. The Company may not be able to obtain insurance against certain risks or for equipment located from time to time in certain areas of the world. The Company obtains insurance against war, expropriation, confiscation and nationalization when such insurance is available and when management considers it advisable to do so. Such coverage is not always available and, when available, is subject to unilateral cancellation by the insuring companies on short notice. The Company also carries insurance against pollution hazards.

Fixed costs, including costs associated with vessel charters and operating leases, labor costs, depreciation, and interest expense, account for a substantial percentage of the Company's costs and expenses. As a result, downtime or low productivity resulting from reduced demand, equipment failures, weather interruptions or otherwise, can result in significant operating losses.

BACKLOG

At July 31, 1997, the Company's backlog of commitments for services was $257.3 million, compared with $158.8 million at July 31, 1996. it is anticipated that a majority of the July 31, 1997 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

SIGNIFICANT CUSTOMERS

Historically, the Company's principal customers have been international oil and gas companies, foreign national oil companies and independent oil and gas companies. No single customer accounted for 10% or more of total revenues during the years ended July 31, 1995, 1996 and 1997,

EMPLOYEES

At July 31, 1997, the Company had approximately 3,500 full-time employees. With the exception of 33 unionized employees in the Company's Singapore data processing center, none of its employees are subject to collective bargaining agreements. The Company considers the relations with its employees to be good.

ITEM 2. PROPERTIES

The Company's headquarters in Houston are located in a 12-story office building and occupy approximately 97,000 square feet of leased premises. Approximately 38% of this space is devoted to data processing operations, and the balance houses executive, accounting, research and development and geophysical operating personnel, The Company leases additional space aggregating approximately 338,000 square feet which is used primarily for seismic data processing operations, exploration and development information services, geophysical operating personnel and warehousing in Austin, Galveston, Houston, Irving and Midland, Texas; Denver, Colorado; Oklahoma City, Oklahoma; Crawley, England; Singapore; Kuala Lumpur, Malaysia; Brisbane, Melbourne and Perth, Australia; Calgary, Alberta, Canada; Buenos Aires and Niacin, Argentina; Caracas, Venezuela; Quito, Ecuador; Lima, Peru; Santa Cruz, Bolivia; and Abu Dhabi, U.A.E. These facilities are conventional office space, except for any modifications in wiring, air conditioning and lighting necessary to accommodate computer equipment. Leases covering the Company's facilities expire at varying times from 1998 through 2013. The Company owns property in Jackson, Mississippi, comprising 37,551 square feet of office and workshop facilities and in Calgary, Alberta, Canada comprising 15,000 square feet of office space and maintenance facilities. Additionally, the Company owns approximately two acres in Calgary, Alberta, Canada used for equipment storage.

ITEM 3. LEGAL PROCEEDINGS

As of September 30, 1997, the Company was not a party to, nor was its property the subject of any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock commenced trading on the New York Stock Exchange under the symbol "VTS" on September 3, 1996. Prior to that time, the common stock traded on the American Stock Exchange under the symbol "DGC". The following table sets forth the reported high and low sales prices for the common stock on the New York Stock Exchange and the American Stock Exchange, as appropriate, for the periods shown.

            Period               High          Low
         -----------           -------       -------
1996     1st Quarter           $ 6 3/8       $ 4 3/4
         2nd Quarter             8 3/4         5 3/8
         3rd Quarter            15 7/8         6 1/4
         4th Quarter            18 1/4        11

1997     1st Quarter           $21 1/2       $11 1/2
         2nd Quarter            25 1/4        16 1/2
         3rd Quarter            21 1/4        15 1/2
         4th Quarter            26 5/8        18 1/8

On September 30, 1997, the last reported sale price of the Company's common stock on the New York Stock Exchange was $42 9/16 per share. On September 30, 1997, the approximate number of holders of record of common stock was 190.

Historically, the Company has not paid any dividends on its common stock and has no present plans to pay any dividends. The payment of any future dividends on common stock would depend, among other things, upon the current and retained earnings and financial condition of the Company and upon a determination by its board of directors that the payment of dividends would be desirable. In addition, the Company's revolving credit agreement, due July 1998, prohibits the payment of cash dividends. (See Note 7 of Notes to the Consolidated Financial Statements.)

On April 1, 1997 the Company issued 10,000 shares of its common stock to an executive officer of the Company in conjunction with an employment agreement and in exchange for services to be rendered over the following three years-Such issuance of common stock was exempt from registration pursuant to section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


The following table sets forth selected consolidated financial data as of July 31, 1997 and for each of the five years in the period ended July 31, 1997, which has been restated for the Combination (See Note 2 of Notes to Consolidated Financial Statements) which was accounted for as a pooling of interests. The Balance Sheet Data as of July 31, 1993 has been derived from the unaudited consolidated financial statements of the Company. In management's opinion, the balance sheet data contains all adjustments necessary to present fairly the Company's financial position as of July 31, 1993.

As a result of the differing year ends of Digicon and VES, results of operations for dissimilar year ends have been combined. Digicon's results of operations for fiscal years ended July 31, 1993, 1994 and 1995 have been combined with VES' results of operations for fiscal years ended October 31, 1993, 1994 and 1995, respectively. To conform year ends, Digicon's results of operations for the year ended July 3 1, 1996 have been combined with VES' results of operations for the twelve months ended July 31, 1996. Accordingly, VES' operating results for the period August 1, 1995 through October 31, 1,995 are included in the years ended July 31, 1995 and 1996. An adjustment in an amount equal to the results of operations for the three-month period is included in the consolidated statements of changes in stockholders' equity. VES' revenues, net income and net income per share were $22,150,000, $936,000 and $.05, respectively, for the period August 1, 1995 through October 31, 1995.

                                                                           Years Ended July 31,
                                                       -----------------------------------------------------------
                                                         1993         1994         1995        1996        1997
                                                       ---------    ---------    ---------   ---------   ---------
                                                                 (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA;
   Revenues                                            $ 146,090    $ 178,392    $ 215,630   $ 250,596   $ 362,715
   Costs and expenses:
    Operating expenses:
        Cost of services                                 121,873      144,984      170,424     198,711     271,656
        Restructuring                                                     838
    Write-off/write down for impairment of assets                       5,235                    3,628
    Depreciation and amortization                         11,741       19,119       23,732      26,921      40,631
    Selling. general and administrative                    4,797        6,296        5,855       7,255      11,408
    Interest                                               1,928        3,213        5,170       5,466       7,484
    Merger related costs                                                                         3,666         597
    Gain on sale of investment in FSU joint ventures                                (4,370)
    Other                                                   (210)      (1,833)         232         546         630
                                                       ---------    ---------    ---------   ---------   ---------
        Total costs and expenses                         140,129      177,852      201,043     246,193     332,406
                                                       =========    =========    =========   =========   =========

Income before provision for income taxes and equity
  in (earnings) loss of 50% or less-owned companies
  and joint ventures                                       5,961          540       14,587       4,403      30,309
Provision for income taxes                                 3,183        5,929        3,807       2,009       6,062
Equity in (earnings) loss of 50% or less-owned
  companies and joint ventures                             2,204        4,965        5,186       1,113        (878)
                                                       ---------    ---------    ---------   ---------   ---------
Net income (loss)                                      $     574    $ (10,354)   $   5,594   $   1,281   $  25,125
                                                       =========    =========    =========   =========   =========
Net income (loss) per share                            $     .05    $     .66    $     .31   $     .07   $    1.33
                                                       =========    =========    =========   =========   =========
Weighted average shares                                   11,874       15,633       17,771      17,982      18,898
                                                       =========    =========    =========   =========   =========


                                                                     As of July 31,
                                                 ----------------------------------------------------
                                                   1993       1994        1995      1996       1997
                                                 --------   --------     ------   --------   --------
                                                               (in thousands of dollars)
BALANCE SHEET DATA:
  Working capital                                $  9,704   $ 16,794     14,830   $ 22,479   $122,070
  Total assets                                    141,464    171,814    184,340    198,592    381,261
  Long-term debt (including current maturities)    30,890     31,104     36,788     41,090     75,971
  Stockholders' equity                             69,380     94,517     98,000    105,923    221,301

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

Revenues. For fiscal 1997, total revenues increased 45% from $250.6 million to $362.7 million. Land and transition zone acquisition revenues increased 49% from $117.7 million to $175.8 million as a result of higher demand, additional capacity of 9,000 channels and operating efficiencies from upgraded and standardized equipment. Demand improved significantly in Canada and remained high during the spring break-up period. Contracts in the Company's other markets had longer terms, larger channel requirements, better prices and improved weather protection clauses. Marine acquisition revenues increased 19% from $54.4 million to $64.4 million primarily due to increased utilization of the Company's vessels, higher productivity from the upgrade to Syntron equipment and the addition of the Polar Princess in the first quarter and another short-term chartered vessel in the fourth quarter. Data processing operations increased 33% from $55.6 million to $74.1 million due to increased capacity, increased productivity and increased volumes of data available for processing. The Company has substantially upgraded its processing centers, installed a NEC supercomputer in Houston and opened new centers in Abu Dhabi, Australia, Ecuador and Oklahoma. Multi-client data sales increased 110% from $23.0 million to $48.3 million due to expanding customer interest in the Gulf of Mexico. especially deepwater and sub-salt areas, and North Sea multi-client data surveys.

Operating Expenses. Costs of services increased 37% from $198.7 million to $271.7 million, but as a percent of revenues decreased from 79% to 75%. The improvement in operating margins is attributable to higher prices as a result of increased market demand, better equipment utilization and higher productivity for all service groups as discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased 51% from $26.9 million to $40.6 million due to the extensive 1997 capital expenditure program.

Selling, General and Administrative, Selling, general and administrative expenses increased 57% from $7.3 million to $11.4 million, resulting primarily from costs incurred in implementing new administrative and accounting systems, pursuing a more aggressive marketing strategy and from incentive compensation as a result of the improved performance of the Company,

Interest. Interest expense increased 37% from $5.5 million to $7.5 million due to increased debt levels required to finance the Company's 1997 capital expenditure program. The Company issued $75 million of senior notes during the current year.

Merger Related Costs. Merger related costs consist primarily of one month of investment banking and professional fees and expenses incurred in connection with the Combination.

Income Taxes- Provision for income taxes increased from $2.0 million to $6.1 million as a result of increased profitability of the Company, however, the effective tax rate was reduced in the current year by the write-off of certain of the Company's investments.

Equity in (earnings) loss. Equity in (earnings) loss is related to the Indonesian joint venture. An increase in marine acquisition surveys and the sale of multi-client data library account for the increased profitability of the joint venture in the current year.

FISCAL 1996 COMPARED WITH FISCAL 1995

Revenues. For fiscal 1996, total revenues increased 16% from $215.6 million to $250.6 million. Land and transition zone revenues increased 9% from $108.1 million to $117.7 million primarily as a result of increased capacity in Canada and expansion in the United States and Argentina. Marine revenues increased 66% from $32.8 million to $54.4 million, primarily resulting from the reassignment of two vessels to contract work and higher funding levels on multi-client data surveys. This increase was partially offset by lower prices in the Far East. Data processing revenue increased 2% from $54.7 million to $55.6 million. Improved results at the Holland, Singapore and Australia centers were offset by the closing of three other centers and by reduced European data processing prices. Multi-client data survey revenues increased 16% from $19.8 million to $23.0 million, resulting from an expansion of the Company's multi-client data library in response to an increase in demand by oil and gas companies for multi-client data surveys.

Operating Expenses. Cost of services increased 17% from $170.4 million to $198.7 million, however, as a percentage of total revenues, costs of services remained constant at approximately 79%.

Write-off/Write-down for Impairment of Assets. Write-off/write-down for impairment of assets of $3.6 million relates to mainframe data processing equipment used in the Company's marine seismic data processing operations that was replaced by more powerful and flexible workstation-based systems during the first quarter of fiscal 1997.

Depreciation and Amortization. Depreciation and amortization expense increased 14% from $23.7 million to $26.9 million, due to equipment purchases to upgrade and expand the Company's operations.

Selling, General and Administrative Selling, general and administrative expenses increased 24% from $5.9 million to $7.3 million resulting primarily from costs incurred in implementing a new administrative data processing system and from the addition of staff to support the Company's expanded operations.

Interest. Interest expense increased 6% from $5.2 million to $5.5 million, resulting primarily from prepayment penalties incurred to pay off a $17.0 million revolving credit agreement.

Merger Related Costs. Merger related costs of $3.7 million consist primarily of investment banking and professional fees and expenses incurred in connection with the Combination. See Note 2 of Notes to the Consolidated Financial Statements.

Income Taxes. Provision for income taxes decreased from $3.8 million to $2.0 million. An $876,000 tax benefit was recognized as a result of taxable losses in Argentina generated by deductions allowed for social security taxes and employee compensation. The remainder was due to taxable losses incurred during expansion into foreign markets.

Equity in Loss. Equity in loss decreased by $4.1 million as a result of the sale of the FSU joint ventures in fiscal 1995 and decreased losses in the Indonesian joint venture. The Indonesian joint venture recorded losses on abandonment of seismic data processing operations in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's internal sources of liquidity are cash, short-term investments and cash flow from operations which all increased in fiscal 1997 due to increased operating activity and completion of two public financings. External sources include the revolving credit facility, public financings, equipment financing and trade credit

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. Approximately 50% of revenues for the year ended July 31, 1997 were attributable to the Company's foreign operations and export sales. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead-time between survey execution and sale, partially funded multi-client data surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

Capital expenditures totaled $96.1 million during fiscal 1997. Of this amount approximately $10.3 million represented capital spending necessary to maintain the Company's operating equipment. The remainder was for discretionary capital spending, including the replacement of older operating equipment, with a view of substantially enhancing operating efficiency, and the addition of equipment to meet increased demand for seismic services. The Company's capital expenditure program for 1998 is $75.0 million and includes expenditures of $26.0 million to maintain or replace the Company's current operating equipment and $49.0 million to expand capacity. At July 31, 1997, the Company had open purchase commitments in the amount of approximately $14.0 million related to these expenditures. The Company spent $3.7 million in fiscal 1997 and plans to spend $4.6 million in fiscal 1998 for research and development.

The Company maintains a $25.0 million revolving credit facility, as amended (the "Credit Facility"), with a commercial bank which will mature in July 1998. Advances up to $20.0 million under the Credit Facility are secured by substantially all of the Company's receivables. All advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula which, based on current levels of receivables, results in a borrowing base well in excess of the maximum commitment. Covenants in the Credit Facility prohibit the payment of cash dividends and limit, among other things, the Company's right to create indebtedness and make capital expenditures over a certain amount in any fiscal year. In addition, the Credit Facility requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio. The Company is in compliance with all covenants of the agreement and has no outstanding advances at July 31, 1997.

In October 1996, the Company completed a $75.0 million public offering of Senior Notes, which generated approximately $72.2 million of net proceeds. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. The Company is in compliance with all covenants of the agreement at July 31, 1997. Upon a change in control of the Company (as defined in the Indenture), holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually beginning April 1997. Approximately $49.8 million of the net proceeds from the Senior Notes was used to retire outstanding indebtedness of the Company. The remaining net proceeds were used to fund a portion of the Company's capital expenditures for fiscal 1997.

In July 1997, the Company completed a public offering (the "Offering") of 3,450,000 shares of common stock (including the underwriters' overallotment option of 450,000 shares). A portion of the net proceeds from the Offering of $76.4 million was used for 1997 capital expenditures and the remainder will be used to fund a portion of the Company's fiscal 1998 $75.0 million capital expenditure program and for other general corporate purposes, including working capital, possible repurchases of outstanding Senior Notes and possible acquisitions. No repurchases will be made of outstanding Senior Notes, except at prices which are, at the time of any such repurchase, regarded by the Company to be attractive. Accordingly, there can be no assurance that any such repurchases will be made. While the Company regularly evaluates opportunities to acquire complementary businesses, it has no present agreements or commitments with respect to possible acquisitions, and no estimate can be made as to the amount of net proceeds which ultimately may be used for acquisitions.

Since the Company's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization are subject to certain limitations. During 1997, the Company recognized $9,867,000 related to these benefits, due to the increased profitability of the Company during the current year and anticipated profitability in future years. See Note 9 of Notes to the Consolidated Financial Statements.

The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs and meet its principal and interest obligations with respect to outstanding indebtedness. The Company anticipates that cash and short-term investments, net proceeds from the Offering, cash flow generated from operations and borrowings permitted under the Indenture and Credit Facility will provide sufficient liquidity to fund these requirements through fiscal 1998. However, the Company's ability to meet its debt service and other obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond the Company's control. If the Company is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the Credit Facility or the Indenture, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company would be able to obtain such refinancing or financing, or that any refinancing or financing would result in a level of net proceeds required.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Veritas DGC Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
September 24, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Veritas DGC Inc.


We have audited the consolidated balance sheet of Veritas DGC Inc. and subsidiaries as of July 31, 1996, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the two years in the period ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Digicon Inc. and Veritas Energy Services Inc., which has been accounted for as a pooling of interests as described in
Note 2 to the consolidated financial statements. We did not audit the consolidated balance sheet of Veritas Energy Services Inc. as of July 31, 1996, or the related consolidated statements of income, cash flows and changes in stockholders' equity of Veritas Energy Services Inc. for the year ended October 31, 1995 or for the twelve months ended July 31, 1996, which statements reflect total assets of $57,793,000 as of July 31, 1996 and total revenues of $109,996,000 for the year ended October 31, 1995 and $118,591,000 for the twelve months ended July 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Veritas Energy Services Inc. for 1995 and 1996, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veritas DGC Inc. and subsidiaries as of July 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
October 10, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Veritas Energy Services Inc.

We have audited the consolidated balance sheets of Veritas Energy Services Inc. as of July 31, 1996 and the consolidated statements of income, retained earnings and changes in financial position for the nine months ended July 31, 1996 and for the year ended October 31, 1995 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1996 and the results of its operations and the changes in its financial position for the nine months ended July 31, 1996 and for the year ended October 31, 1995 in accordance with Canadian generally accepted accounting principles.

PRICE WATERHOUSE
Chartered Accountants

Calgary, Alberta
September 20, 1996

                       VERITAS DGC INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                 For the Years Ended  July  31,
                                                             -------------------------------------
                                                                1995          1996          1997
                                                             ---------      --------     ---------
REVENUES                                                     $ 215,630      $250,596     $ 362,715

COSTS AND EXPENSES:
    Cost of services                                           170,424       198,711       271,656
    Write-off/write-down for impairment of assets                              3,628
    Depreciation and amortization                               23,732        26,921        40,631
    Selling, general and administrative                          5,855         7,255        11,408
    Other (income) expense:
      Interest                                                   5,170         5,466         7,484
      Merger related costs                                                     3,666           597
      Gain on sale of investment in FSU joint ventures          (4,370)
      Other                                                        232           546           630
                                                             ---------      --------     ---------
             Total costs and expenses                          201,043       246,193       332,406
                                                             ---------      --------     ---------

Income before provision for income taxes and equity in
    (earnings) loss of 50% or less-owned companies and
    joint ventures                                              14,587         4,403        30,309
Provision for income taxes                                       3,807         2,009         6,062
Equity in (earnings) loss of 50% or less-owned companies
    and joint ventures                                           5,186         1,113          (878)
                                                             ---------      --------     ---------
NET INCOME                                                   $   5,594      $  1,281     $  25,125
                                                             =========      ========     =========

PER SHARE OF COMMON STOCK:
    Earnings per share                                       $     .31      $    .07     $    1.33
                                                             =========      ========     =========

    Weighted average shares                                     17,771        17,882        18,898
                                                             =========      ========     =========



                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (In thousands, except for par value and number of shares)


                                                                                               July 31,
                                                                                       ------------------------
                                                                                         1996           1997
                                                                                       ---------      ---------
                                       ASSETS
Current assets:
Cash and short-term investments                                                        $  10,072      $  71,177
Restricted cash investments                                                                  327            550
Accounts and notes receivable (net of allowance for doubtful accounts: 1996, $740;
    1997, $646)                                                                           65,447        120,946
Materials and supplies inventory                                                           1,659          2,333
Prepayments and other                                                                      8,199         10,429
                                                                                       ---------      ---------
    Total current assets                                                                  85,704        205,435

Property and equipment:
Seismic equipment                                                                        103,899        156,264
Data processing equipment                                                                 34,403         54,516
Leasehold improvements and other                                                          26,802         29,978
                                                                                       ---------      ---------
     Total                                                                               165,104        240,758
   Less accumulated depreciation                                                          86,094        108,004
                                                                                       ---------      ---------
     Property and equipment - net                                                         79,010        132,754

Multi-client data library                                                                 25,628         20,904
Investment in and advances to joint ventures                                               1,463          2,908
Goodwill (net of accumulated amortization: 1996,$2,214; 1997,$2,725)                       3,674          3,163
Deferred tax asset                                                                                        6,385
Other assets                                                                               3,113          9,712
                                                                                       ---------      ---------
     Total                                                                             $ 198,592      $ 381,261
                                                                                       =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                                                   $  13,739      $     383
Accounts payable - trade                                                                  27,454         39,007
Accrued interest                                                                             313          2,188
Other accrued liabilities                                                                 19,905         38,669
Income taxes payable                                                                       1,814          3,118
                                                                                       ---------      ---------
     Total current liabilities                                                            63,225         83,365

Non-current liabilities:
Long-term debt - less current maturities                                                  27,351         75,588
Other non-current liabilities                                                              2,093          1,007
                                                                                       ---------      ---------
      Total noncurrent liabilities                                                        29,444         76,595

Commitments and contingent liabilities (See Note 11)

Stockholders' equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
Common stock, $.0l par value; authorized:40,000,000 shares; issued: 11,334,352 and
   19,982,040 shares (excluding 7,023,701 and 2,367,071 Exchangeable Shares,
   respectively) at July 31, 1996 and 1997, respectively                                     113            200
Additional paid-in capital                                                               104,469        194,764
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                    2,275         27,400
Cumulative foreign currency translation adjustment                                          (934)        (1,063)
                                                                                       ---------      ---------
     Total stockholders' equity                                                          105,923        221,301
                                                                                       ---------      ---------
      Total                                                                            $ 198,592      $ 381,261
                                                                                       =========      =========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                                                                For the Years Ended July 31,
                                                                                           -------------------------------------
                                                                                             1995          1996           1997
                                                                                           --------      --------      ---------

OPERATING ACTIVITIES:
Net income                                                                                 $  5,594      $  1,281      $  25,125
Non-cash items included in income:
   Write-off/write-down for impairment of  assets                                                           3,628
   Depreciation and amortization                                                             23,732        26,921         40,631
   Amortization of warrants issued with short-term related party loans                           89
   Amortization of deferred gain on sale/leaseback                                             (898)         (103)
   Loss on disposition of property and equipment                                                919           875          1,151
   Equity in (earnings) loss of 50% or less-owned companies and joint ventures                5,186         1,113           (878)
   Gain on sale of investment in FSU joint ventures                                          (4,370)
   Write-down of multi-client data library to market                                          1,786         1,774          2,604
   Deferred tax asset                                                                                                      2,902
   Other                                                                                       (325)           61            610
Change in operating assets/liabilities (exclusive of the effects of the acquisition of
   DataGraphics Ltd. in 1995):
   Accounts and notes receivable                                                             (8,230)       (9,466)       (55,499)
   Materials and supplies inventory                                                             235          (241)          (674)
   Prepayments and other                                                                     (3,044)       (1,807)        (2,230)
   Multi-client data library                                                                (11,262)          574          2,120
   Other                                                                                        731           851         (4,282)
   Accounts payable - trade                                                                  (4,988)          952         11,003
   Accrued interest                                                                             117           (96)         1,875
   Other accrued liabilities                                                                  7,837           796         18,764
   Income taxes payable                                                                       1,721          (227)         1,304
   Other noncurrent liabilities                                                                (615)       (1,541)        (1,116)
Adjustment to conform fiscal year of Veritas Energy Services Inc.                                          (5,268)
                                                                                           --------      --------      ---------
     Total cash provided by operating activities                                             14,215        20,077         43,410

FINANCING ACTIVITIES:
Payments of secured term loans                                                                                           (10,854)
Payments of long-term debt                                                                   (9,634)      (11,437)       (24,976)
Borrowings from long-term debt                                                                  531         1,500            781
Net borrowings (payments) under credit agreements                                             1,676        (2,665)       (11,458)
Borrowings from senior notes                                                                                              75,000
Debt issue costs                                                                                                          (2,765)
Net proceeds from sale of common stock                                                          (44)        4,470         80,515
Net proceeds from sale of treasury stock                                                      3,984         3,972
Borrowings of short-term related party loans                                                     30
Payments of short-term related party loans                                                   (2,725)
                                                                                           --------      --------      ---------
     Total cash provided (used) by financing activities                                      (6,182)       (4,160)       106,243

INVESTING ACTIVITIES:
(Increase) decrease in restricted cash investments                                             (350)          343           (223)
Increase in investment in and advances to joint ventures                                     (4,231)       (2,372)          (567)
Sale to Syntron, Inc.:
   Inventories and technologies                                                               1,630
   Property and equipment                                                                     1,370
Sale of investment in FSU joint ventures                                                      6,000
Purchase of property and equipment                                                          (19,231)      (14,459)       (89,112)
Sale of property and equipment                                                                1,651           668          1,037
Purchase of DataGraphics Ltd.                                                                  (407)
                                                                                           --------      --------      ---------
     Total cash used by investing activities                                                (13,568)      (15,820)       (88,865)
Currency (gain) loss on foreign cash                                                             72          (107)           317
                                                                                           --------      --------      ---------
Change in cash and cash equivalents                                                          (5,463)          (10)        61,105
Beginning cash and cash equivalents balance                                                  15,545        10,082         10,072
                                                                                           --------      --------      ---------
Ending cash and cash equivalents balance                                                   $ 10,082      $ 10,072      $  71,177
                                                                                           ========      ========      =========



         See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

       SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                                                                     For the Years Ended July 31,
                                                                                                   --------------------------------
                                                                                                     1995        1996        1997
                                                                                                   --------    --------    --------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Increase in property and equipment for:
        Accounts and notes receivable - deferred credits utilized                                   $ 2,045     $   866
        Execution of equipment purchase obligations                                                  12,024      16,963     $ 6,388
        Accounts payable - trade                                                                        334         572         550
   Increase in prepayments on property and equipment for notes payable                                  601
   Increase in assets/liabilities due to purchase of DataGraphics Ltd:
        Accounts receivable                                                                             354
        Property and equipment - net                                                                    213
        Goodwill                                                                                        748
        Accounts payable - trade                                                                        637
        Long-term debt                                                                                  678
   Increase (decrease) in investment in FSU joint ventures for:
        Common stock                                                                                  2,309
        Accounts and note receivable from FSU joint ventures                                           (409)
   Sale of investment in FSU joint ventures resulting in an increase (decrease) in:
        Accounts and notes receivable from purchaser                                                  1,790
        Accounts and note receivable from FSU joint ventures                                         (1,740)
        Accounts payable - trade                                                                         78
        Treasury stock                                                                                8,756
   Sale of inventories, property and equipment, and technologies to Syntron, Inc.
     resulting in an increase (decrease) in:
        Accounts and notes receivable - deferred credits                                              3,255
        Materials and supplies inventory                                                             (2,154)
        Other assets - deferred credits receivable                                                      857
        Accounts payable - trade                                                                        957
        Other accrued liabilities - deferred gain                                                       891
        Other non-current liabilities - deferred gain                                                   110
   Sale of accounts receivable and property and equipment resulting in a decrease in:
        Accounts and notes receivable                                                                   (78)
        Property and equipment - net                                                                   (247)
        Long-term debt                                                                                 (199)
        Accounts payable - trade                                                                        (18)
        Other non-current liabilities                                                                  (108)
   Increase in additional paid-in capital as a result of warrants issued with short-term
     related party loans                                                                                 89
   Utilization of net operating losses existing prior to the
     quasi-reorganization resulting in an increase (decrease) in:
        Deferred tax asset valuation allowance                                                                               (9,867)
        Additional paid-in capital                                                                                            9,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
        Interest -
           Senior notes                                                                                                       3,496
           Equipment purchase obligations                                                             1,280       1,878         673
           Secured term loans                                                                           635         506         274
           Credit agreements                                                                          1,723       1,843         403
           Short-term related party loans                                                               199
           Other                                                                                      1,388       1,286         656
        Income taxes                                                                                  2,276       5,086       1,891


         See Notes to Consolidated Financial Statements

                      VERITAS DGC INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the years ended July 31, 1995, 1996 and 1997
                 (In thousands, except for number of shares)

                                                                   Treasury Stock,                  Accumulated     Cumulative
                                           Common Stock Issued         At Cost                   Earnings (Deficit)  Foreign
                                           --------------------  --------------------- Additional  (from August 1,   Currency
                                                          Par                            Paid-In  1991 with respect Translation
                                             Shares      Value     Shares      Amount    Capital  to Digicon Inc.)  Adjustment
                                           ----------    ------  -----------   -------  ---------     --------      ---------


BALANCE, JULY 31, 1994                     31,352,273    $  314                         $  98,240     $ (3,664)     $    (373)

Common stock issued for
  investment in FSU joint ventures,
  net of issue costs                        2,052,543        20                             2,265
One for three  reverse stock split, net
  of issue costs                          (22,269,877)     (223)                              175
Warrants issued in conjunction with
  short-term related party loans                                                               89
Exchangeable stock issued for cash
  under employee purchase plan -
  Veritas Energy Services Inc.                                                                 28
Common stock reacquired in sale of
  investment in FSU joint ventures                                (1,708,497)  $(8,756)
Treasury stock issued for cash                                       850,000     3,984
Cumulative foreign currency translation
  adjustment                                                                                                              307
Net income                                                                                               5,594
                                           ----------    ------  -----------   -------  ---------     --------      ---------
BALANCE, JULY 31, 1995                     11,134,939       111     (858,497)   (4,772)   100,797        1,930            (66)

Treasury stock issued for cash, net of
  issue costs                                                        858,497     4,772       (800)
Common stock issued for cash upon
  exercise of warrants                         29,433                                         530
Common stock issued for cash under
  employee stock option plan                  181,497         2                             2,448
Common stock certificates cancelled           (11,517)
Registration and filing costs                                                                 (30)
Exchangeable stock issued for cash
  under employee stock purchase plan -
  Veritas Energy Services Inc.                                                                 12
Exchangeable stock issued for cash
  under employee stock option plan -
  Veritas Energy Services Inc.                                                              1,512
Cumulative foreign currency translation
  adjustment                                                                                                             (868)
Net income                                                                                               1,281
Adjustment to conform fiscal year of
  Veritas Energy Services Inc.                                                                            (936)
                                           ----------    ------  -----------   -------  ---------     --------      ---------
BALANCE, JULY 31, 1996                     11,334,352       113                           104,469        2,275           (934)

Common stock issued for
  exchangeable stock (See Note 2)           4,645,968        47                               (47)
Common stock issued for cash upon
  exercise of warrants                        191,333         2                             1,029
Common stock issued for cash under
 employee stock option plan                   360,387         3                             3,121
Common stock issued for cash, net of
 issue costs                                3,450,000        35                            76,416
Registration and filing costs                                                                 (91)
Utilization of net operating loss
  carryforwards existing prior to quasi-
  reorganization                                                                            9,867
Cumulative foreign currency translation
  adjustment                                                                                                             (129)
Net income                                                                                              25,125
                                           ----------    ------  -----------   -------  ---------     --------      ---------
BALANCE, JULY 31, 1997                     19,982,040    $  200                $        $ 194,764     $ 27,400      $  (1,063)
                                           ==========    ======  ===========   =======  =========     ========      =========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Veritas DGC Inc. (the "Company") provides seismic data acquisition, data processing and multi-client data surveys to the oil and gas industry in selected markets worldwide. The accompanying consolidated financial statements include the accounts of Veritas DGC Inc., formerly Digicon Inc. ("Digicon"), and all majority-owned domestic and foreign subsidiaries. Investments in 50% or less-owned companies and joint ventures are accounted for on the equity method. All material intercompany balances and transactions have been eliminated. All financial information for all periods presented prior to the merger on August 30, 1996 between Digicon and Veritas Energy Services Inc. ("VES") includes the results of VES. (See Note 2.) The merger has been accounted for as a pooling of interests.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of the $75.0 million senior notes and related interest payable is $78.7 million based on the present value of total payments due at the high yield corporate bond rate at July 31, 1997. The carrying value is a reasonable estimate of fair value for all other instruments.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires the computation of basic earnings per share based upon weighted-average common shares outstanding and diluted earnings per share based upon weighted-average common shares outstanding and additional common shares utilizing the treasury stock method and average market prices that would have been outstanding if dilutive potential common shares had been issued. In addition, previously reported earnings per share must be restated. This statement is effective for interim and annual reporting periods ending after December 15, 1997. Basic earnings per share will not differ from previously reported primary earnings per share amounts. Diluted earnings per share will include the effect of using the average market price for the period instead of the higher of the average market price or the end of period price. In addition, diluted earnings per share will be presented for all prior periods where fully diluted earnings per share were not previously reported because dilutive potential common shares did not result in more than 3% dilution. Diluted earnings per share are not expected to differ materially from basic earnings per share.

                       VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires disclosure in both annual and interim reporting of the reporting period's comprehensive income (changes in equity from non-owner sources), net of the related tax effect, on the face of the consolidated statement of income, consolidated statement of changes in stockholders' equity or in a separate statement of comprehensive income and the accumulated balance of other comprehensive income (comprehensive income excluding net income) as a separate component in the stockholders' equity section of the consolidated balance sheet. Classifications included in the accumulated balance are disclosed on the face of the consolidated balance sheet or statement of changes in stockholders' equity or in notes to the consolidated financial statements. The Company's sources of comprehensive income include net income and cumulative foreign currency translation adjustments. The Company will be required to implement this statement in fiscal year 1999. Management has not completed its assessment of how it will present the required information.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which will supersede SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". It will require the Company to disclose certain financial information in both annual and interim reporting about "operating segments" which are components of a company that are evaluated regularly by management in deciding how to allocate its resources and in assessing its performance. It also requires disclosure about the countries from which the Company derives its revenues and in which it employs its long-lived assets. Major customers will continue to be disclosed. The Company will be required to implement this statement in fiscal year 1999. Management has not completed its assessment of how the adoption of this statement will affect its existing segment disclosures.

TRANSLATION OF FOREIGN CURRENCIES

The Company has determined that the United States ("U.S.") dollar is its primary functional currency and, accordingly, most foreign entities translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. Remeasurement gains and losses are included in the determination of net income and are reflected in other costs and expenses (See Note 16.) The remaining foreign entities use the Canadian dollar as their functional currency and translate all assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of assets and liabilities are recorded in the cumulative foreign currency translation adjustment account in stockholders' equity.

CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, the Company has defined "cash equivalents" as items readily convertible into known amounts of cash with original maturities of three months or less.

RESTRICTED CASH INVESTMENTS

Restricted cash investments in the amounts of $327,000 and $550,000 at July 31, 1996 and 1997, respectively, were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business.

                       VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997


ACCOUNTS RECEIVABLE

Included in accounts and notes receivable at July 31, 1996 and 1997 are unbilled amounts of approximately $12,682,000 and $17,308,000, respectively. Such amounts are either not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months or are currently billable and will be invoiced in the next monthly statement cycle.

INVENTORIES

Inventories of materials and supplies are stated at the lower of average cost or market.

MULTI-CLIENT DATA LIBRARY

The Company collects and processes certain seismic data for its own account to which it retains all ownership rights and which it resells to clients on a non-transferable, non-exclusive basis. The Company may obtain precommitted sales contracts to help fund the cash requirements of these surveys which generally last from five to seven months. The Company capitalizes associated costs using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the precommitted sales contracts based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The capitalized cost of multi-client data library is likewise charged to operations in the period subsequent sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. Beginning in fiscal 1997, the Company changed the estimated life of its multi-client data library so that any costs remaining 24 months after completion of a survey are charged to operations over a period not to exceed 24 months. The Company periodically reviews the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when the total estimated costs exceed total estimated sales or when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset.

GOODWILL

The Company records the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized over a period of 10 to 20 years which approximates the period benefits are expected to be derived. The Company periodically reviews the carrying value of goodwill in relation to the current and expected operating results of the businesses or joint ventures in order to assess whether there has been a permanent impairment of such amounts.

MOBILIZATION COST

Transportation and make-ready expenses of seismic operations incurred prior to commencement of business in an area, that would not have been incurred otherwise, are deferred and amortized over the lesser of the term of the related contract or backlog of contracts in that area or one year. Amounts applicable to operations for the Company's own account are included in the cost of the multi-client data library. Unamortized mobilization costs are shown as other assets and totaled $517,000 at July 31, 1996. There were no unamortized mobilization costs at July 31, 1997.

LEASES

Operating leases include those for office space, specialized seismic equipment rented for short periods of time, and the Company's seismic ships which generally are chartered on a short-term basis.

                       VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997

QUASI-REORGANIZATION

Digicon effected a quasi-reorganization adjustment as of July 31, 1991 in which its accumulated deficit at July 31, 1991 of $139,751,000 was offset against additional paid-in capital.

REVENUES

Revenues from data acquisition and data processing services are recognized on the percentage-of-completion method measured by the amount of data collected or processed to the total amount of data to be collected or processed or by time incurred to total time expected to be incurred. Sales from the licensing of multi-client data surveys are recognized upon delivery of such data based upon agreed rates set forth in the contract.

DEPRECIATION

Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                      Estimated Useful
                                                            Life
                                                      ----------------
         Seismic equipment                                   4-5
         Data processing equipment                           3-6
         Leasehold improvements and other                    3-10


Expenditures for routine repairs and maintenance are charged to expense as incurred; expenditures for additions and improvements are capitalized and depreciated over the estimated useful life of the related asset. Significant vessel drydocking expenses are recorded as deferred charges in other assets and are amortized over a six to twenty-four month period. The net gain or loss on property and equipment retired or disposed of is included in other costs and expenses. (See Note 16.)


In fiscal 1996, the Company recognized impairment of assets in the amount of $3,628,000 or $.20 per share (as restated for the Reverse Split), respectively. (See Notes 13 and 15.)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense when incurred. Research and development costs for the years ended July 31, 1995, 1996 and 1997 were $3,589,000, $3,193,000 and $3,725,000, respectively.


STOCK-BASED COMPENSATION

The Company maintains stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under that method, no compensation expense is recorded in the accompanying consolidated financial statements since the exercise price of the related stock options approximates fair market value on the date of grant. As required by SFAS No. 123, "Accounting for Stock-Based Compensation", the effect on net income and earnings per share of compensation expense that would have been recorded using the fair value based method is reported through disclosure. (See Note 12.) The fair value of options on the date of grant under the fair value based method is determined using the Black-Scholes option valuation method.

                       VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997


EARNINGS PER SHARE

Earnings per share and weighted average shares have been restated for all periods presented to reflect the effect of the Reverse Split consummated on January 17, 1995 (see Note 13) and shares issuable upon exchange of the Veritas Energy Services Inc. Exchangeable Stock (see Note 2).

Primary earnings per share is computed based on the weighted average number of shares of common stock, Exchangeable Stock (see Note 2) and common stock equivalents. Common stock equivalents include (i) stock options (see Note 12) and (ii) warrants (see Note 14). Shares issuable upon the conversion of stock options and warrants were disregarded since the treasury stock method of calculation resulted in dilution of less than 3%.

Fully diluted earnings per share is not presented for the years ended July 31, 1995, 1996 and 1997 since stock options and warrants referenced above resulted in dilution of less than 3%.

2.   BUSINESS COMBINATION

Veritas DGC Inc. was formerly named Digicon Inc. ("Digicon"). On August 30, 1996, Digicon and Veritas Energy Services Inc. ("VES"), a Canadian company, consummated a business combination (the "Combination"). VES became a wholly owned subsidiary of Digicon and Digicon changed its name to Veritas DGC Inc. (the "Company"). As a result of the Combination, each share of VES no par value common shares outstanding was converted into the right to receive VES no par value exchangeable stock (the "Exchangeable Stock") at an exchange ratio of 0.8 of a share of Exchangeable Stock per VES common share. All of the holders of VES common shares, except for those shareholders who perfected and properly exercised their right to dissent from the Combination and received fair value of their shares in cash, became holders of Exchangeable Stock and accordingly, 7,023,701 shares of Exchangeable Stock were issued. The aggregate stated capital of the Exchangeable Stock is equal to the aggregate stated capital immediately prior to the Combination of the VES common shares that were exchanged or approximately $30.0 million. The Exchangeable Stock is convertible, at the discretion of the stockholder, on a one-for-one basis into shares of the Company's $0.01 par value common stock and their holders have rights identical to the holders of the Company's common stock. Options to purchase shares of VES common stock ("VES Option") were converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per VES Option. (See Note 12.) The VES articles of amalgamation were amended to reduce the number of authorized VES common shares to one which is held by the Company.

The Combination has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been prepared on a basis that includes the accounts of Digicon and VES. Information concerning common stock and per share data has been restated on an equivalent share basis. As a result of the differing year ends of Digicon and VES, results of operations for dissimilar year ends have been combined. Digicon's results of operations for the year ended July 31, 1995 have been combined with VES' results of operations for the year ended October 31, 1995. To conform year ends, Digicon's results of operations for the year ended July 31, 1996 have been combined with VES' results of operations for the twelve months ended July 31, 1996 and, accordingly, VES' operating results for the period August 1, 1995 through October 31, 1995 is included in the years ended July 31, 1995 and July 31, 1996. An adjustment in an amount equal to the results of operations for this three-month period is included in the consolidated statements of changes in stockholders' equity. VES' revenues, net income and net income per share were $22,150,000, $936,000 and $0.05, respectively, for the period August 1, 1995 through October 31, 1995.

                       VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997

Presented below is the effect of the pooling of interests on previously reported results of operations. Amounts related to VES have been converted into the Company's reporting currency, U.S. dollars, using weighted average exchange rates prevailing during the period and reflect adjustments for differences between U.S. and Canadian generally accepted accounting principles ("GAAP") and reclassifications to conform financial statement presentation, Canadian to U.S. GAAP adjustments include adjustments to (i) write off foreign exchange losses on borrowings which are deferred and amortized over the period of the debt, decreasing net income by approximately $25,000 and $173,000 for the years ended July 31, 1995 and 1996, respectively, and (ii) reverse the effect of a prior period adjustment, increasing net income by approximately $314,000 and $102,000 for the years ended July 31, 1995 and 1996, respectively. Reclassification of $25,493,000 and $28,842,000 for the years ended July 31, 1995 and 1996, respectively, have been made to net amounts billed to customers for reimbursable costs against VES' revenues.

                                         For the Years Ended July 31,
                                         ----------------------------
                                             1995            1996
                                         -----------      -----------
                                           (In thousands, except per
                                                share amounts)
     Revenues:
                     Digicon               $ 131,127      $ 160,847
                     VES                     109,996        118,591
                     Reclassifications       (25,493)       (28,842)
                                           ---------      ---------
                             Total         $ 215,630      $ 250,596
                                           =========      =========
     Net income:
                    Digicon                $   2,778      $     385
                    VES                        2,527            967
                    Adjustments                  289            (71)
                                           ---------      ---------
                             Total         $   5,594      $   1,281
                                           =========      =========
     Net income per share:
              As previously reported             .25      $     .03
                                           =========      =========
              As restated                  $     .31      $     .07
                                           =========      =========


There were no material adjustments to the net assets of VES as a result of adopting the same accounting principles as the Company.

During the year ended July 31, 1996 and 1997, the Company incurred and expensed $3,666,000 and $597,000, respectively, of costs associated with the Combination. These costs consist primarily of professional fees and include $150,000 payable to a stockholder who was the former Chairman of the Board of Directors for consulting services rendered in conjunction with the Combination.

                       VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997

3.   INVESTMENT IN INDONESIAN JOINT VENTURE

Summarized financial information for the Company's 80% owned Indonesian joint venture (P.T. Digicon Mega Pratama) which is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control is as follows:

                                                                      July 31,
                                                              ----------------------
                                                                1996          1997
                                                              --------      --------
                                                             (In thousands of dollars)
     Current assets                                           $  1,831      $  3,697
     Property and equipment, net                                                  60
     Multi-client data library                                     617           228
                                                              --------      --------
              Total assets                                    $  2,448      $  3,985
                                                              ========      ========

     Current liabilities                                      $    878      $  1,077
     Advances from affiliates                                   14,532        14,784
     Stockholders' deficit:
       Common stock                                              2,576         2,576
       Accumulated deficit                                     (15,538)      (14,452)
                                                              --------      --------
              Total stockholders' deficit                      (12,962)      (11,876)
                                                              --------      --------
              Total liabilities and
                    stockholders' deficit                     $  2,448      $  3,985
                                                              ========      ========


                                               For the Years Ended July 31,
                                            ---------------------------------
                                              1995        1996         1997
                                            -------      -------      -------
                                                 (In thousands of dollars)
     Revenues                               $ 1,443      $ 2,927      $ 7,240

     Cost and expenses:
        Cost of services                      5,368        3,429        6,424
        Depreciation and amortization           430
        Other                                   196          (15)         (62)
                                            -------      -------      -------
              Total                           5,994        3,414        6,362
                                            -------      -------      -------
     Income (loss) before provision
      for income taxes                       (4,551)        (487)         878
     Provision for income taxes                (359)        (166)
                                            -------      -------      -------
     Net income (loss)                      $(4,910)     $  (653)     $   878
                                            =======      =======      =======



 4. INVESTMENT IN FSU JOINT VENTURES

During the year ended July 31, 1994, the Company entered into a joint venture agreement with MD Seis International Ltd. ("MD Seis") to perform geophysical services in the former Soviet Union ("FSU"). In connection with the agreement, the Company placed shares of its pre-Reverse Split common stock in escrow to be distributed in stages upon the execution and completion of certain conditions.

The first stage was completed on April 1, 1994 and the Company exchanged 3,072,950 shares of pre-Reverse Split common stock valued at $2.375 per share, or $7,298,256, and a $ 1,000,000 cash commitment in return for interests in certain jointly owned companies. The second stage of the agreement was completed on August 25, 1994, and the Company increased its ownership interest in certain of these companies by exchanging 2,052,543 shares of pre-Reverse Split common stock valued at $1.125 per share, or $2,309,111, and an additional $2,000,000 cash commitment. In addition, the Company agreed to guarantee certain liabilities of the joint ventures. After adjustment for the Reverse Split consummated on January 17,1995, MD Seis owned 1,708,497 shares of common stock.

                       VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1995, 1996 AND 1997

The investments were being accounted for under the equity method. The FSU joint ventures generated total revenues of approximately $6,994,000 and a net loss of approximately $2,954,000 during the year ended July 31, 1995. The Company's share of the net loss was approximately $1,477,000 during the year ended July 31, 1995. The excess purchase price over the fair value of the net assets acquired in the amount of $9,292,000 was being amortized over a 20-year period. Amortization expense for the year ended July 31, 1995 was $392,000.

On June 6, 1995, the Company sold its interests in the joint ventures for $6,000,000 in cash and the return of the 1,708,497 shares of the post-Reverse Split common stock owned by MD Seis (valued at $5.125 per share). In addition, the Company received $2,992,144 in short-term notes, which were collected on July 31, 1995, representing payments for equipment sold and a return of amounts previously advanced to the joint ventures and is entitled to receive royalties of up to $1,500,000 based on future sales of multi-client data acquired by the joint ventures. The net effect of these transactions was a gain of $4,370,000 which was recognized during fiscal 1995.


5.   PURCHASE OF DATAGRAPHICS LTD.

On December 1, 1994, the Company acquired all of the outstanding capital stock of DataGraphics Ltd., an exploration and development information service company, for a cash purchase price of $407,000. The acquisition has been accounted for using the purchase method of accounting, and accordingly, goodwill of $1,155,000 was recorded representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized over a ten-year period and the operations of DataGraphics Ltd. are included in the consolidated financial statements beginning December 1, 1994.


6.   SALE OF INVENTORIES, ASSETS AND TECHNOLOGIES

On August 31, 1994, the Company entered into a series of agreements with Syntron, Inc. ("Syntron") that provided for the sale of certain assets, inventories and technologies by the Company to Syntron and the assumption of certain liabilities by Syntron. The sale price was $7,500,000 payable in cash of $3,000,000 and credits of $4,500,000 to be applied by the Company against future purchases from Syntron. The agreements also provide that for a period of three years, Syntron will be the sole supplier to the Company of certain acquisition, monitoring and recording equipment that is competitively priced, deliverable on a timely basis and technologically competitive. In addition, the Company agreed to lease back certain marine and land recording equipment from Syntron for a period of up to 36 months with minimum lease terms ranging from 7 1/2 to 17 1/2 months. The difference between the sale price and the net book value of the net assets sold after discounting the credits by 2 1/2% was a $1,001,000 gain which was recognized on a pro rata basis over the minimum lease terms as a reduction in rental expense.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

7.     Long-term Debt

The Company's long-term debt is as follows:

                                                                        July 31,
                                                                   -----------------
                                                                    1996       1997
                                                                   ------     ------
                                                              (In thousands  of  dollars)
Senior notes due October 2003, at 9 3/4%                                     $75,000
Revolving credit agreement due July 1998, at LIBOR plus 2%
   or prime (8.5% at July 31, 1997)                                $11,458
Secured term loan due July 1999, at prime plus 3/4%                  6,000
Secured term loan due July 1999, at prime plus 1/2%                  1,240
Secured term loan due July 1999, at prime plus 1/2%                  2,832
Equipment purchase obligations maturing through September
   2000, at a weighted average rate of 9.16% at July
   31, 1997                                                         19,319       971
Mortgage note payable due October 2005, at 10%                         241
                                                                   -------   -------
         Total                                                      41,090    75,971
Less current maturities                                             13,739       383
                                                                   -------   -------
         Due after one year                                        $27,351   $75,588
                                                                   -------   -------

The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4%. The senior notes are unsecured and are effectively subordinated to secured debt of the Company with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants which limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of the Company, as defined in the indenture, the holders of the senior notes have the right to require the Company to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. The Company has the right to redeem the senior notes, in whole or part, on or after October 15, 2000. Under certain conditions, the Company may redeem up to $20.0 million in aggregate principal amount of the senior notes prior to October 15, 1999.

The revolving credit agreement due July 1998 is with a commercial bank and in June 1997 was amended to provide advances up to $25.0 million of which $20.0 million are secured by substantially all of the receivables of the Company. Advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula. Covenants in the agreement limit, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness and paying dividends, and limit the Company's capital expenditures in any fiscal year. In addition, the agreement requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio.

The secured term loan due July 1999 at prime plus 3/4% was with a commercial bank, was due in 36 equal monthly installments of $166,667 plus interest and was secured by a majority of the assets of the Company (except those assets directly or indirectly owned by VES). The secured term loan was paid with proceeds from the senior notes.

The secured term loans due July 1999 at prime plus 1/2% provided for advances for equipment purchases up to Canadian $4.0 million and Canadian $5.5 million, respectively, and advances were payable in 36 equal monthly installments. Advances were secured by the equipment purchased. The agreements required VES to maintain certain financial ratios. Advances under the secured term loans were paid with proceeds from the senior notes.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment. Substantially all the equipment purchase obligations were paid with proceeds from the senior notes.

The mortgage note was payable in equal monthly installments of Canadian $4,800 including interest at 10% and was secured by a building. The mortgage note was paid with proceeds from the senior notes.

Annual maturities of long-term debt for the next five years are as follows:


                                                                Annual
                                    Fiscal Year               Maturities
                                    -----------            ----------------
                                                        (In thousands of dollars)

                                       1998                    $   383
                                       1999                        316
                                       2000                        240
                                       2001                         32
                                       2002
                                       Thereafter               75,000
                                                           ----------------
                                            Total              $75,971
                                                           ----------------

8.   Other Accrued Liabilities

Other accrued liabilities included $3,780,000 and $8,313,000 of accrued payroll and benefits and $5,386,000 and $ 14,263,000 of deferred revenues as of July 31, 1996 and 1997, respectively.


9.  Income Taxes

Pretax income was taxed under the following jurisdictions:

                                                         For the Years Ended July 31,
                                                      -------------------------------
                                                        1995        1996        1997
                                                      -------     -------     -------
                                                          (In thousands of dollars)
      U.S.                                            $(11,001)   $  9,457    $ 21,098
      Foreign                                           25,588      (5,054)      9,211
                                                      --------    ---------   --------
           Total                                      $ 14,587    $  4,403    $ 30,309
                                                      --------    ---------   --------

The provision for income taxes consists of the following:

                                                        For the Years Ended July 31,
                                                        ----------------------------
                                                         1995       1996       1997
                                                        -------    -------   -------
                                                          (In thousands of dollars)
      Current - U.S.                                    $   277    $   192    $  (474)
      Deferred - U.S.                                      (264)       395        886
      Current - Foreign                                   4,320      2,555      3,634
      Deferred - Foreign                                   (526)    (1,133)     2,016
                                                        --------   --------   -------
          Total                                         $ 3,807    $ 2,009    $ 6,062
                                                        --------   --------   -------

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of income is as follows:

                                                                    For the Years Ended July 31,
                                                               ---------------------------------
                                                                 1995        1996         1997
                                                               -------     -------       -------
                                                                     (In thousands of dollars)
Income tax at the statutory rate                               $  5,105    $  1,541    $ 10,608
Increase (reduction) in taxes resulting from:
Foreign earnings taxed at other than the U.S. statutory rate        (93)       (131)      2,307
  Write-off of investment                                        (5,775)     (4,734)    (10,126)
  Contingency                                                                             2,327
  Foreign losses with no tax recovery                             2,505       4,985
  Foreign withholding tax (net of U.S. tax benefit)               1,400         274         402
  Foreign exchange capital loss                                     148          51
  Permanent differences                                             258         315         363
  Other                                                             259        (292)        181
                                                               --------    ---------   --------
       Total                                                   $  3,807    $  2,009    $  6,062
                                                               --------    --------    --------

Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                                                   July 31,
                                                                          -------------------------
                                                                            1996            1997
                                                                          --------        ---------
                                                                          (In thousands of dollars)
Deferred tax assets:
    Difference between  book  and  tax  basis  of  property  and  equipment  $  3,107  $   1,713
    Difference between book and tax  basis  of  multi-client  data  library     8,443     13,871
    Net operating loss carryforwards                                           45,902     37,539
    Tax credit carryforwards                                                    3,580      1,629
    Other                                                                       1,304       (630)
                                                                             --------   ---------
         Total                                                                 62,336     54,122
Deferred tax liabilities:
    Other                                                                      (1,955)    (1,425)
                                                                             ---------  ---------
Net deferred tax asset                                                         60,381     52,697
Valuation allowance                                                           (60,957)   (46,312)
                                                                             ---------  ---------
Net deferred tax asset (liability)                                           $   (576)  $  6,385
                                                                             ---------  ---------

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carryforwards, with equal and offsetting adjustments to the related deferred tax asset. Should the Company's income projections result in the conclusion that realization of additional deferred tax asset is more likely than not, further adjustments to the valuation allowance will be made. Since the Company's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi- reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. The reduction of approximately $14,645,000 in the valuation allowance during the current period resulted primarily from recognition of the expected utilization of net operating loss carryforwards generated prior to the quasi-reorganization, the expiration of net operating loss carryforwards and adjustments to net operating loss carryforwards from the settlement of audits.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

As of July 31, 1997, the Company has U.S. net operating loss carryforwards of approximately $82,742,000, investment tax credit carryforwards of approximately $1,026,000 and an alternative minimum tax credit carryforward of approximately $603,000. Approximately $58,200,000 of net operating loss carryforwards and all of the investment tax credit carryforwards existed prior to the quasi-reorganization.

The alternative minimum tax credit has an indefinite carryforward period. The following schedule sets forth the expiration dates of the net operating loss and investment tax credit carryforwards:


       Fiscal Year      Annual Expiration
       -----------   -------------------------
                        Net        Investment
                      Operating        Tax
                        Loss         Credit
                     ---------      ----------
                     (In thousands of dollars)
         1998                         $   692
         1999          $ 6,987            315
         2000            9,406             19
         2001           30,032
         2003            4,222
         2004            6,355
         2005            1,198
         2006            1,347
         2007            2,505
         2009            7,994
         2010            2,710
         2011            9,986
                     ---------       ---------
Total                  $82,742        $ 1,026
                     ---------       ---------

Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits (such as investment tax credits) for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. The Company has performed the required testing and has concluded that an "ownership change" occurred in connection with the issuance of common stock through a public offering made by the Company on January 6, 1992. As a result, the utilization of U.S. net operating loss carryforwards existing at the date of the "ownership change" will be limited to approximately $4,041,000 per year, which if unutilized may be carried forward. This limitation had no effect on the provision for income taxes for the years ended July 31, 1995 and 1996. In the year ended July 31, 1997, the Company utilized $15,079,000 of limitation carryovers. At July 31, 1997, the accumulated unused limitation on net operating loss carryforwards and other tax benefits existing at the date of the "ownership change" was approximately $6,092,000.

Foreign operations had net operating loss carryforwards of approximately $25,623,000 at July 31, 1997, of which approximately $15,713,000 existed prior to the quasi-reorganization. Approximately $17,918,000 of the total foreign net operating loss carryforwards are related to United Kingdom operations, has an indefinite carryforward period, and is available to offset future profits in the Company's current trade or business. Approximately $14,553,000 of the United Kingdom net operating loss carryforwards existed prior to the quasi-reorganization.

The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if the Company should sell its stock in the subsidiaries.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

10.  Deferred Credits

In August 1992, the Company entered into agreements with a customer pursuant to which the Company received certain seismic equipment with a fair value of approximately $1,792,000 and was obligated to allow $7,800,000 in discounts at specified rates on future seismic services performed by the Company for such customer. The Company recorded deferred revenue equal to the fair value of seismic equipment at the time the equipment was received. The deferred revenue is amortized as an adjustment to revenues at a rate determined by the ratio of revenues generated by the customer during a reporting period to total revenues estimated to be generated by the customer under the agreements. Revenues are recognized net of discounts allowed as the customer purchases seismic services eligible for the discounts. At July 31, 1997, remaining discounts in the amount of $2,864,000 were available to such customer and the remaining unrecognized deferred revenue is $267,000.

The Company also has $962,000 and $5,022,000 at July 31, 1996 and 1997, respectively, included in accounts payable-trade relating to deferred credits earned by certain customers in conjunction with their original participation in certain of the Company's multi-client data surveys. These credits may be applied by the customers against future invoiced amounts.

11.  Commitments and Contingent Liabilities

Total rentals of vessels, equipment and office facilities charged to operations amounted to $27,651,000, $28,210,000 and $37,332,000 for the years ended July
31, 1995, 1996 and 1997, respectively.

Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining noncancellable terms of at least one year are as follows:

                          Fiscal Year              Minimum Rentals
                          -----------              ---------------
                                              (In thousands of dollars)
                           1998                         $25,362
                           1999                          18,550
                           2000                          12,220
                           2001                           2,817
                           2002                           1,358
                           2003-2013                     10,633

In connection with the Company's 1998 capital expenditure program, the Company has commitments of approximately $14,000,000 outstanding at July 31, 1997.

On May 16, 1997, the Company entered into a 96-month charter agreement for a vessel which is being constructed by a shipbuilder for the owner. The charter is noncancellable unless the owner exercises its right to cancel the shipbuilding contract due to late delivery (in excess of 180 days of the scheduled delivery time of May 31, 1998).

The Company has an employment agreement with a former employee, who was also a director, that provided for salary payments of $25,417 per month plus certain employee benefits through December 31, 1995. The agreement also contains a non-compete clause for a subsequent period of three years during which time the former employee will receive payments of $12,709 per month plus certain employee benefits.

During 1993 the Company purchased an occurrence-based workers compensation insurance policy. The policy provides for a maximum deductible of $1.4 million and $1.0 million for the policy years ended August 31, 1995 and 1996, respectively. The policy for year ended August 31, 1997, was issued under a guaranteed cost program and, accordingly, there is no deductible. Management has evaluated the

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of any such claims would not have a material adverse impact on the financial position of the Company.

The Company has letters of credit in the amount of $572,000 at July 31,1997 that will expire upon the completion of certain events relating to specific contracts.

12.  Employee Benefits

The Company maintains a 401(k) plan in which employees of the Company's majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. However, employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 10% of their salary to a maximum of $9,500 per year. Generally, the Company will contribute an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever is less); however, if consolidated pre-tax income for any fiscal year is less than the amount required to be contributed by the Company, the Company may elect to reduce its contribution, but in no event may it reduce the total contribution to less than 25% of the employee contribution. The Company may make additional contributions from its current or cumulative net profits in an amount to be determined by the Board of Directors. The Company's matching contributions to the 401(k) plan were $281,000 in 1995, $314,000 in 1996 and $426,000 in 1997.

                       VERITAS DGC INC. AND SUBSIDIARIES

               For the years ended July 31, 1995, 1996 and 1997

The Company initiated an employee nonqualified stock option plan on September 1, 1992. Options are granted to officers and key employees, are exercisable no earlier than six months after the date of grant and generally vest over a period of time. The exercise price for each option shall not be less than the lesser of (i) fair market value of the common stock on the date the option is granted or (ii) the average fair market value for the common stock during the 30 trading days ending on the trading day next preceding the date the option is granted. Options expire ten years from the date of grant. The Company has authorized 1,158,333 shares of post-Reverse Split common stock to be issued under the plan. The exercise prices and number of options existing prior to January 17, 1995 have been adjusted for the Reverse Split. (See Note 13).

                                                 For the Years Ended July 31,
                     -----------------------------------------------------------------------------------
                                1995                         1996                         1997
                     ---------------------------  --------------------------  --------------------------
                                     Weighted                    Weighted                    Weighted
                     Number of       Average      Number of      Average      Number of      Average
                      Options     Exercise Price   Options    Exercise Price   Options    Exercise Price
                     ---------------------------  --------------------------  --------------------------
Beginning balance     489,333         $13.50       423,000        $13.26       405,323       $ 9.78
Options granted        13,333         $ 6.00       195,500        $ 5.25       777,241       $19.375
Options exercised                                 (181,497)       $13.50      (199,995)      $10.22
Options forfeited     (79,666)        $13.50       (31,680)       $ 6.99       (34,743)      $17.43
                     --------         ------      --------        ------      --------       -------
Ending balance        423,000         $13.26       405,323        $ 9.78       947,826       $17.28
                     ========         ======      ========        ======      ========       =======
Options exercisable   423,000         $13.26       234,823        $13.07       198,998       $ 9.38
                     ========         ======      ========        ======      ========       =======

Range of exercise prices of outstanding
  options                                          $6.00-$13.50    $5.25-$13.50    $5.25-$19.375
Weighted average remaining contractual life
  of outstanding options                             6.0 years       7.0 years       9.2 years
Weighted average fair value of options
  granted during the year under the fair
  value based method                                  $ 4.34           $3.48          $12.31
Assumptions used to determine weighted
  average fair value of options granted
  during the year using the Black-Scholes
  option valuation method:
      Risk-free interest rate                           7.75%           6.10%           6.64%
      Expected life                                  10 years        10 years        10 years
      Expected volatility                              50.3%           48.8%           50.2%
      Expected dividends                               None            None            None

                       VERITAS DGC INC. AND SUBSIDIARIES

               For the years ended July 31, 1995, 1996 and 1997

     The Company also initiated a stock option plan for non-employee directors (the "Director Plan") providing for stock options to be granted to each non-employee director of the Company. The Director Plan, as amended, provides that every other year, beginning in 1997, each eligible director shall be granted an option to purchase 10,000 shares of the Company's post-Reverse Split common stock. The exercise price for each option granted shall be fair market value, as defined. Options vest 25% per year on the anniversary of the date of grant over four years. Options expire from six to ten years from the date of grant. The Company has authorized 600,000 shares of post-Reverse Split common stock to be issued under the Director Plan. The exercise prices and number of options existing prior to January 17, 1995 have been adjusted for the Reverse Split. (See Note 13.)

                                                 For the Years Ended July 31,
                     -----------------------------------------------------------------------------------
                                1995                         1996                         1997
                     ---------------------------  --------------------------  --------------------------
                                     Weighted                    Weighted                    Weighted
                     Number of       Average      Number of      Average      Number of      Average
                      Options     Exercise Price   Options    Exercise Price   Options    Exercise Price
                     ---------------------------  --------------------------  --------------------------

Beginning balance     36,667         $10.07        56,665        $ 7.98        76,659         $ 7.66
Options granted       19,998         $ 4.13        19,994        $ 6.76        60,000         $19.375
Options exercised                                                             (43,327)        $ 6.68
                      ------         ------        ------        ------        ------         -------
Ending balance        56,665         $ 7.98        76,659        $ 7.66        93,332         $15.65
                      ======         ======        ======        ======        ======         =======
Options exercisable   56,665         $ 7.98        76,659        $ 7.66        33,332         $ 8.93
                      ======         ======        ======        ======        ======         =======


Range of exercise prices of outstanding
  options                                        $4.13-$12.87    $4.13-$12.87     $4.13-$19.375
Weighted average remaining contractual life
  of outstanding options                           8.0 years      7.5 years         8.7 years
Weighted average fair value of options
  granted during the year under the fair
  value based method                                $2.35           $4.43            $12.20
Assumptions used to determine weighted
  average fair value of options granted
  during the year using the Black-Scholes
  option valuation method:
     Risk-free interest rate                        7.47%           5.49%            6.64%
     Expected life                                 6 years         6 years          10 years
     Expected volatility                            50.3%           48.8%            50.2%
     Expected dividends                             None            None             None

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995,1996 and 1997

     At the date of Combination (see Note 2), options to purchase VES Common Stock ("VES Option") were converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per VES Option. All options are immediately exercisable and expire at varying times through February 2006. Options to purchase the Company's common stock converted from VES Options are as follows:

                                                 For the Years Ended July 31,
                     -----------------------------------------------------------------------------------
                                1995                         1996                         1997
                     ---------------------------  --------------------------  --------------------------
                                     Weighted                    Weighted                    Weighted
                     Number of       Average      Number of      Average      Number of      Average
                      Options     Exercise Price   Options    Exercise Price   Options    Exercise Price
                     ---------------------------  --------------------------  --------------------------
Beginning balance        224,680      $   7.28      397,598      $   7.28      355,858      $   6.59
Options granted          200,016      $   7.28      184,666      $   5.82
Options exercised                                  (206,674)     $   7.21     (117,063)     $   6.63
Options forfeited        (27,098)     $   7.28      (19,732)     $   7.28       (3,589)     $   7.28
                         -------      --------     --------      --------     --------      --------
Ending balance           397,598      $   7.28      355,858      $   6.59      235,206      $   6.56
                         =======      ========     ========      ========     ========      ========
Options exercisable      397,598      $   7.28      355,858      $   6.59      235,206      $   6.56
                         =======      ========     ========      ========     ========      ========


Range of exercise price of outstanding
  options                                            $7.28         $5.82-$7.28       $5.82-$7.28
weighted average remaining contractual life
  of outstanding options                           8.5 years        8.3 years        7.2  years
Weighted average fair value of options
  granted during the year under the fair
  value based method                                 $5.18           $3.76
Assumptions used to determine weighted
  average fair value of options granted
  during the year using the Black-Scholes
  option valuation method:
       Risk-free,interest rate                       7.75%           5.97%
       Expected life                               10 years         10 years
       Expected volatility                           50.3%            48.8%
       Expected dividends                            None             None

The effect on net income and earnings per share of compensation expense relating to the stock-based compensation plans described above that would have been recorded using the fair value based method is as follows:

                                        For the Years Ended July 31,
                                -------------------------------------------
                                    1995           1996            1997
                                ------------   -------------   ------------
                                  (In thousands, except per share amounts)
Net income reported               $ 5,594         $1,281          $25,125
                                  =======         ======          =======
Pro forma net income              $ 4,954         $  692          $24,138
                                  =======         ======          =======
Earnings per share reported       $  0.31         $ 0.07          $  1.33
                                  =======         ======          =======
Pro forma earnings per share      $  0.28         $ 0.04          $  1.28
                                  =======         ======          =======

The effect on net income and earnings per share may not be representative of the effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

The Company maintains a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in the United Kingdom offices. Monthly contributions by employees are equal to 3.5% of their salaries with the Company providing an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually at 5%. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities which are held and managed by an independent trustee. The net periodic pension costs are as follows:

                                                               For the Years Ended July 31,
                                                       -------------------------------------------
                                                          1995            1996             1997
                                                       -----------     -----------      ----------
                                                                (In thousands of dollars)
Service costs (benefits earned during the period)            $ 275           $ 224           $ 238
Interest costs on projected benefit obligation                 253             292             384
Return on assets                                              (275)           (312)           (392)
Net amortization and deferral                                    5               5               5
                                                       -----------     -----------      ----------
Net periodic pension costs                                   $ 258           $ 209           $ 235
                                                       ===========     ===========      ==========


The funded status of the Pension Plan is as follows:

                                                                                     July 31,
                                                                            -----------------------
                                                                             1996               1997
                                                                            -------           -------
                                                                            (In thousands of dollars)
Plan assets at fair value                                                  $ 4,029           $ 5,277
Actuarial present value of accumulated vested benefit obligations            3,696             4,726
Effect of future salary increases                                              633               753
                                                                           -------            -------
Projected benefit obligation                                                 4,329             5,479
                                                                           -------            -------
Projected benefit obligation in excess of plan assets                         (300)             (202)
Unrecognized prior service cost                                                179                49
                                                                           -------            -------
Pension liability                                                          $  (121)          $  (153)
                                                                           =======            =======

The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

                                                    For the Years Ended July 31,
                                                 --------------------------------
                                                   1995        1996        1997
                                                 --------    --------    --------

     Discount rate                                 8.5%         8.5%       8.0%
     Rates of increase in compensation levels      6.5%         6.5%       6.0%
     Expected long-term rate of return on assets   9.0%         9.0%       8.5%

13.  Common and Preferred Stock

On December 14, 1994, shareholders approved a one for three reverse stock split (the "Reverse Split") to holders of record on January 17, 1995, with no change in par value. On January 17, 1995, there were 33,404,816 shares of common stock outstanding which were converted into 11,134,939 shares of post Reverse Split common stock. The net effect of these transactions was a charge to common stock and a credit to additional paid-in capital of approximately $223,000. All references to the number of shares and per share amounts have been retroactively adjusted for the effects of the Reverse Split unless otherwise indicated.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997


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

See Note 4 relating to the issuance of pre-Reverse Split common stock for the purchase of investment in FSU joint ventures.

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

The board of directors, without any action by the stockholders, may issue up to one million shares of authorized preferred stock, par value, $.Ol, in one or more series and determine the voting rights, preferences as to dividends and in liquidation and the conversion and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 1997.

On May 27, 1997, the board of directors of the Company declared a distribution of one right for each outstanding share of common stock or Exchangeable Stock (see Note 2) to shareholders of record at the close of business on June 12, 1997 and designated 400,000 shares of the authorized preferred stock as a class to be distributed under a shareholder rights agreement. Upon the occurrence of certain events enumerated by the shareholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of the Company's authorized preferred stock or the common stock of an acquiring company. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire the Company. The rights expire on May 15, 2007 but may be redeemed earlier.

14.   Warrants

The following number of warrants issued and exercise prices have been adjusted for the Reverse Split consummated on January 17, 1995. (See Note 13.)

In conjunction with the cancellation of a previous issue of common and preferred stock and certain other liabilities, the Company authorized 454,545 warrants which may be exercised for 454,545 shares of common stock. The warrants were issued for a term of five years beginning July 5, 1991 at an exercise

                       VERITAS DGC INC. AND SUBSIDIARIES

               For the years ended July 31, 1995, 1996 and 1997



price of $18.00 per share. The warrants could only be exercised for cash. Warrants for 29,433 shares were exercised on July 5, 1996 and the remaining warrants expired.

In conjunction with a previously outstanding secured term loan, the Company issued 113,333 warrants exercisable at a price of $6.00 per share. The warrants were exercised in December 1996.

In conjunction with previously outstanding short-term related party loans, the Company issued warrants to purchase 120,000 common shares to the lenders of which 78,000 have been exercised. The remaining warrants are exercisable for cash at a price of $4.50 per share and expire July 26, 1999.


15.   Write-off/write-down of Assets

In connection with the Combination, management committed the Company to a plan to upgrade its seismic data processing hardware. Certain equipment was scheduled to be replaced by October 1996. During July 1996, the Company recognized impairment of $3,628,000 relating to the abandonment of the equipment to be replaced.


16.   Other Costs and Expenses

Other costs and expenses consist of the following:

                                                     For the Years Ended July 31,
                                                    -----------------------------
                                                      1995      1996      1997
                                                    ---------  -------  ---------
                                                      (In thousands of dollars)
Net foreign currency exchange (gains) losses        $   290    $  (156)  $    46
Net loss on disposition of property and equipment       919        875     1,151
Interest income                                        (943)      (547)     (552)
Other                                                   (34)       374       (15)
                                                    -------    -------   -------
         Total                                      $   232    $   546   $   630
                                                    =======    =======   =======

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997

17.   Geographical Information

Substantially all of the Company's operations consist of geophysical services. The following tables provide relevant information for the years ended July 31, 1995, 1996 and 1997, grouped by major geographic areas. Intersegment sales between geographic areas are valued at current market prices.

                                          Revenues
                            ---------------------------------------  Operating
                            Unaffiliated   Intersegment                Profit     Identifiable
                              Customers       Sales        Total       (Loss)        Assets
                            -------------  ------------  ----------  ----------   ------------
                                                  (In thousands of dollars)
Year ended July 31, 1995:
Geographic areas:
  Europe & Middle East       $  20,230     $     579     $ 20,809      $ 2,631      $ 11,976
  Far East                      25,918            22       25,940        3,220        21,199
  South America                 37,867            83       37,950          671        26,735
  Canada                        44,297           148       44,445        4,998        27,617
  Eliminations                                  (601)        (601)
                             ---------     ---------     --------      -------      --------
        Totals                 128,312           231      128,543       11,520        87,527
  United States                 87,318*          387       87,705*       9,954        90,522
  Eliminations                                  (618)        (618)
                             ---------     ---------     --------      -------      --------
        Totals                 215,630                    215,630       21,474       178,049
Corporate expenses                                                      (5,855)
Interest                                                                (5,170)
Gain on sale of investment
 in FSU joint ventures                                                   4,370
Other                                                                     (232)
Income taxes                                                            (3,807)
Investments in 50% or
less-owned companies
 and joint ventures                                                      (5,186)         187
Corporate assets                                                                       6,104
                             ---------     ---------     ---------      -------     --------
      Totals                 $ 215,630     $             $ 215,630      $ 5,594     $184,340
                             =========     =========     =========      =======     ========


---------------------------
*Includes export sales of $2,228.

There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1995. During 1995, depreciation and amortization expense was $3,984,000 for Europe & Middle East; $1,040,000 for Far East; $4,390,000 for South America; $6,001,000 for Canada and $8,317,000 for United States. Capital expenditures were $1,709,000 for Europe & Middle East; $1,240,000 for Far East; $6,651,000 for South America; $10,531,000 for Canada and $13,503,000 for United States.

                      VERITAS DGC INC. AND SUBSIDIARIES

               For the years ended July 31, 1995, 1996 and 1997


                                                Revenues
                                  ---------------------------------------  Operating
                                  Unaffiliated   Intersegment                Profit     Identifiable
                                    Customers       Sales        Total       (Loss)        Assets
                                  -------------  ------------  ----------  ----------   ------------
                                                        (In thousands of dollars)
Year ended July 31, 1996:

Geographic areas:
   Europe & Middle East            $  37,394     $   1,532     $ 38,926    $   8,065     $ 35,463
   Far East                           30,558                     30,558        1,745       23,590
   South America                      36,346            92       36,438       (1,289)      29,758
   Canada                             47,423            87       47,510        4,079       30,666
                                   ---------     ---------     --------     --------     --------
        Totals                       151,721         1,711      153,432       12,600      119,477
   United States                      98,875*           61       98,936*       8,736       77,561
   Eliminations                                     (1,772)      (1,772)
                                   ---------     ---------     --------     --------     --------
        Totals                       250,596                   $250,596       21,336      197,038
Corporate expenses                                                            (7,255)
Interest                                                                      (5,466)
Merger related costs                                                          (3,666)
Other                                                                           (546)
Income taxes                                                                  (2,009)
Investments in 50% or less-owned
  companies and joint ventures                                                (1,113)       1,463
Corporate assets                                                                               91
                                   ---------     ---------     --------     --------     --------
      Totals                       $ 250,596     $             $250,596     $  1,281     $198,592
                                   =========     =========     ========     ========     ========


---------------
*Includes export sales of $4,774.

There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1996. During 1996, operating profit (loss) included write-off/write-down for impairment of assets of $2,091,000 for Europe & Middle East; $1,127,000 for Far East and $410,000 for United States. Depreciation and amortization expense was $5,182,000 for Europe & Middle East; $1,707,000 for Far East; $4,655,000 for South America; $7,689,000 for Canada and $7,688,000 for United States. Capital expenditures were $4,088,000 for Europe & Middle East; $6,795,000 for Far East; $4,734,000 for South America; $3,657,000 for Canada and $13,586,000 for United States.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995,1996 and 1997

                                                Revenues
                                  ---------------------------------------  Operating
                                  Unaffiliated   Intersegment                Profit     Identifiable
                                    Customers       Sales        Total       (Loss)        Assets
                                  -------------  ------------  ----------  ----------   ------------
                                                        (In thousands of dollars)
Year ended July 31,1997:

Geographic areas:
    Europe & Middle East           $    45,201   $     9,982   $  55,183     $  14,153    $  44,487
    Far East                            30,203                    30,203         2,661       30,538
    South America                       51,157                    51,157         1,884       29,052
    Canada                              52,141         2,698      54,839         2,763       31,924
    Eliminations                                      (2,705)     (2,705)
                                   -----------       -------   ---------     ---------    ---------
         Totals                        178,702         9,975     188,677        21,461      136,001
    United States                      184,013*          169     184,182*       28,967      166,696
    Eliminations                                     (10,144)    (10,144)
                                   -----------       -------   ---------     ---------    ---------
         Totals                        362,715                   362,715        50,428      302,697

Corporate expenses                                                             (11,408)
Interest                                                                        (7,484)
Merger related costs                                                              (597)
Other                                                                             (630)
Income taxes                                                                    (6,062)
Investments in 50% or less-owned
  companies and joint ventures                                                     878        2,908
Corporate assets                                                                             75,656
                                   -----------       -------   ---------     ---------    ---------
       Totals                      $   362,715       $         $ 362,715     $  25,125    $ 381,261
                                   ===========       =======   =========     =========    =========


----------------
*Includes export sales of $4,115.

There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1997. Depreciation and amortization expense was $3,757,000 for Europe & Middle East; $2,996,000 for Far East; $4,550,000 for
South America; $8,961,000 for Canada and $20,367,000 for United States. Capital expenditures were $15,919,000 for Europe & Middle East; $6,845,000 for Far East; $4,883,000 for South America; $6,560,000 for Canada and $61,843,000 for United States.

                       VERITAS DGC INC. AND SUBSIDIARIES

                For the years ended July 31, 1995, 1996 and 1997


18.   Related Party Transactions

In fiscal 1995, the Company paid certain shareholders $376,000 in interest and fees related to short-term related party loans. The loans were repaid in full in June 1995.

In fiscal 1995, the Company performed certain data acquisition, processing, marketing and training services for various co-venturers and recorded sales in the amount of $ 1,633,000.

     The Company is party to transactions with P.T. Digicon Mega Pratama ("P.T. Digicon"), an 80% owned joint venture (see Note 3), in the normal course of business. During the years ended July 31, 1995, 1996 and 1997, the Company charged P.T. Digicon $607,000, $1,207,000 and $1,429,000, respectively, relating to allocations of corporate administrative expenses and actual expenses incurred by P.T. Digicon for salary cost, insurance and equipment charges. Advances from the Company to P.T. Digicon of $14,532,000 and $14,784,000 at July 31, 1996 and 1997, respectively, have no formal repayment terms and do not bear interest.

19.   Selected Unaudited Quarterly Financial Data

                                                                      For the Year Ended July 31, 1996
                                                         ------------------------------------------------------
                                                         1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
                                                         -----------   -----------   -----------    -----------
                                                           (In thousands of dollars, except per share amounts)
Revenues                                                   $ 59,824     $ 62,719      $59,140       $ 68,913
Operating expenses:
    Cost of services                                         46,806       53,297       45,001         53,607
    Write-off/write-down for impairment of assets                                                      3,628
Depreciation and amoritization                                6,352        6,695        6,953          6,921
Selling, general and administrative                           1,580        1,824        1,854          1,997
Merger related costs                                                                                   3,666
Income (loss) before provision for income taxes and
  equity in (earnings) loss of 50% or less-owned
  companies and joint ventures                                3,683         (412)       4,005         (2,873)
Net income (loss)                                             1,690        1,269        2,823         (4,501)
Net income (loss) per share of common stock*                    .10          .07          .16           (.25)

                                                                      For the Year Ended July 31, 1997
                                                         ------------------------------------------------------
                                                         1st Quarter   2nd Quarter   3rd Quarter    4th Quarter
                                                         -----------   -----------   -----------    -----------
                                                           (In thousands of dollars, except per share amounts)
Revenues                                                      $ 76,405   $ 90,691      $ 86,843      $108,776
Cost of services                                                58,320     67,982        63,344        82,010
Depreciation and amoritization                                   8,692      9,828        10,142        11,969
Selling, general and administrative                              1,950      2,432         3,221         3,805
Merger related costs                                               597
Income before provision for income taxes and equity in
   (earnings) loss of 50% or less-owned companies and joint
   ventures                                                      5,839      7,950         7,497         9,023
Net income                                                       5,168      6,507         6,086         7,364
Net income per share of common stock*                              .28        .35           .32           .37


* Reported quarterly earnings (loss) per share is based on each quarter's weighted shares outstanding. The quarters may not total to the reported annual earnings per share due in part to fluctuations in common shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported on Form 8-K, as amended by Form 8-K/A, filed on November 27, 1996 and December 4, 1996, respectively.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

Information required by this item is incorporated by reference to the material appearing under the heading "Other Information - Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item l2.  Security Ownership Of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" and "Other Information - Certain Stockholders" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the material appearing under the heading "Other Information - Certain Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Page Number
                                                                               -----------
Report of Independent Accountants                                                   16
Consolidated Statements of Income for the Three Years Ended July 31, 1997           19
Consolidated Balance Sheets as of July 31, 1996 and 1997                            20
Consolidated Statements of Cash Flows for the Three Years Ended July 31, 1997       21
Consolidated Statements of Changes in Stockholders' Equity for the Three Years
   Ended July 31, 1997                                                              23
Notes to Consolidated Financial Statements                                          24

                        CONSOLIDATED FINANCIAL SCHEDULES

All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

            FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 1997

Form 8-K was filed on May 27, 1997 with respect to the Rights Agreement dated May 15, 1997 between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C.

                                EXHIBIT INDEX
     Exhibit
     -------
          2) Combination Agreement dated as of May 10, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Exhibit 2.1 of Digicon Inc.'s Current Report on Form 8-K dated May 10, 1996 is incorporated herein by reference.)

        3-A) Restated Certificate of Incorporation with amendments of Digicon Inc. dated August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

        3-B) Certificate of Ownership and Merger of New Digicon Inc. and Digicon Inc. (Exhibit 3-B to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991 is incorporated herein by reference.)

        3-C) By-laws of New Digicon Inc. dated June 24, 1991. (Exhibit 3-C to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991 is incorporated herein by reference).

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

        4-C) Specimen Veritas DOC Inc. Common Stock certificate. (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996 is incorporated herein by reference.)

        4-D) Rights Agreement between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C. dated as of May 15, 1997. (Exhibit
               4.1 of Veritas DGC Inc.'s Current Report on Form 8-K filed
               May 27, 1997 is incorporated herein by reference.)

          9) Voting and Exchange Trust Agreement dated August 30, 1996, among Digicon Inc., Veritas Energy Services Inc. and the R-M Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated September 16, 1996 is incorporated herein by reference.)

       10-A) Salary Continuation Agreement executed by Richard W. McNairy. (Exhibit 10-E of Digicon Inc.'s Form 10-K for the year ended July 31, 1994 is incorporated herein by reference.)

       10-B) Employment Agreement executed by Stephen J. Ludlow. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

       10-C) Asset Purchase Agreement dated August 31, 1994, among Syntron, Inc. and Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc. and Digicon Inc. (Exhibit 10-M of Digicon Inc.'s Form 10-K for the year ended July 31, 1994 is incorporated herein by reference.)

      *10-D)   Amended and Restated 1992 Non-Employee Director Stock Option
               Plan.

      *10-E)   Amended and Restated 1992 Employee Nonqualified Stock Option
               Plan.

       10-F) Support Agreement dated August 30, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated August 30, 1996 is incorporated herein by reference.)

       10-G) Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit Agreement") (Exhibit 10-G of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)

       10-H) Letter dated September 27, 1996, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement. (Exhibit 10-H of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)

       10-I) Employment Agreement executed by Anthony Tripodo. (Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 20, 1997 is incorporated herein by reference.)

       10-J) Letter dated May 28, 1997, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement. (Exhibit 10-J to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

      *10-K)    Severance Agreement between Veritas DGC Inc. and Richard W.
                McNairy.

      *10-L)    Employment Agreement executed by David B. Robson.

      *10-M)    Employment Agreement executed by Lawrence C. Fichtner.

      *10-N)    Employment Agreement executed by Rene M.J. VandenBrand.

      *10-O) Restricted Stock Agreement dated April 1, 1997 between Veritas DGC Inc. and Tony Tripodo.

        *11)    Computation of income per common and common equivalent share.

         16) Letter regarding change in certifying accountants (Exhibit 16.1 of Veritas DGC Inc.'s Current Report on Form 8-K, as amended by Form 8-K/A dated November 27, 1996 and December 4, 1996, respectively, is incorporated herein by reference.)

        *21)    Subsidiaries of the Registrant.

      *23-A)    Consent of Price Waterhouse LLP.

      *23-B)    Consent of Price Waterhouse, Chartered Accountants.

      *23-C)    Consent of Deloitte & Touche LLP.

        *27)    Financial Data Schedule.





    * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 16th day of October, 1997.

                                        VERITAS DGC INC.

                                        By:  /s/ DAVID B. ROBSON
                                             -------------------
                                             David B. Robson
                                             (Chairman of the Board and
                                              Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 16th day of October 1997.


                 Signature                           Title
                 ---------                           -----

                                          Chairman of the Board and Chief
/s/ DAVID B. ROBSON                          Executive Officer, Director
------------------------------
        David B. Robson

                                      President and Chief Operating Officer,
/s/ STEPHEN J. LUDLOW                               Director
------------------------------
      Stephen J.  Ludlow

                                       Executive Vice President - Corporate
/s/ LAWRENCE C. FICHTNER                     Communications, Director
------------------------------
     Lawrence C. Fichtner

                                      Executive Vice President, Chief Financial
/s/ ANTHONY TRIPODO                     and Accounting Officer and Treasurer
------------------------------
       Anthony Tripodo

                                                        Director
------------------------------
      Clayton P.  Cormier

                                                        Director
------------------------------
        Ralph M. Eeson

                                                        Director
------------------------------
      Steven J. Gilbert

                                                        Director
------------------------------
       Brian F. MacNeill

/s/ DOUGLAS B. THOMPSON                                 Director
------------------------------
      Douglas B. Thompson

/s/ JACK C. THREET                                      Director
------------------------------
       Jack C. Threet

                               INDEX TO EXHIBITS
     Exhibit
     -------
          2) Combination Agreement dated as of May 10, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Exhibit 2.1 of Digicon Inc.'s Current Report on Form 8-K dated May 10, 1996 is incorporated herein by reference.)

        3-A) Restated Certificate of Incorporation with amendments of Digicon Inc. dated August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

        3-B) Certificate of Ownership and Merger of New Digicon Inc. and Digicon Inc. (Exhibit 3-B to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991 is incorporated herein by reference.)

        3-C) By-laws of New Digicon Inc. dated June 24, 1991, (Exhibit 3-C to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991 is incorporated herein by reference).

        4-A)   Specimen certificate for Senior Notes. (Included as part of
               Section 2.2 of Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

        4-B) Form of Trust Indenture relating to the 9-3/4% Senior Notes due 2003 of Veritas DGC Inc. between Veritas DGC Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

        4-C) Specimen Veritas DOC Inc. Common Stock certificate. (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996 is incorporated herein by reference.)

        4-D) Rights Agreement between Veritas DOC Inc. and ChaseMellon Shareholder Services, L.L.C. dated as of May 15, 1997. (Exhibit
               4.1 of Veritas DOC Inc.'s Current Report on Form 8-K filed
               May 27, 1997 is incorporated herein by reference.)

          9) Voting and Exchange Trust Agreement dated August 30, 1996, among Digicon Inc., Veritas Energy Services Inc. and the R-M Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated September 16, 1996 is incorporated herein by reference.)

       10-A) Salary Continuation Agreement executed by Richard W. McNairy. (Exhibit 10-E of Digicon Inc.'s Form 10-K for the year ended July 31, 1994 is incorporated herein by reference.)

       10-B) Employment Agreement executed by Stephen J. Ludlow. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

       10-C) Asset Purchase Agreement dated August 31, 1994, among Syntron, Inc. and Digicon Geophysical Corp., Euroseis, Inc., Digicon/GFS Inc. and Digicon Inc. (Exhibit 10-M of Digicon Inc.'s Form 10-K for the year ended July 31, 1994 is incorporated herein by reference.)

      *10-D)   Amended and Restated 1992 Non-Employee Director Stock Option
               Plan.

      *10-E)   Amended and Restated 1992 Employee Nonqualified Stock Option
               Plan.

       10-F) Support Agreement dated August 30, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated August 30, 1996 is incorporated herein by reference.)

       10-G) Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit Agreement") (Exhibit 10-G of Veritas DGC Inc.'s Amendment No. I to Registration Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)

       10-H) Letter dated September 27, 1996, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement. (Exhibit 10-H of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)

       10-I) Employment Agreement executed by Anthony Tripodo. (Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 20, 1997 is incorporated herein by reference.)

       10-J) Letter dated May 28, 1997, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement. (Exhibit 10-J to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

      *10-K)    Severance Agreement between Veritas DGC Inc. and Richard W.
                McNairy.

      *10-L)    Employment Agreement executed by David B. Robson.

      *10-M)    Employment Agreement executed by Lawrence C. Fichtner.

      *10-N)    Employment Agreement executed by Rene M.J. VandenBrand.

      *10-O) Restricted Stock Agreement dated April 1, 1997 between Veritas DGC Inc. and Tony Tripodo.

        *11)    Computation of income per common and common equivalent share.

         16) Letter regarding change in certifying account (Exhibit 16.1 of Veritas DGC Inc.'s Current Report on Form 8-K, as amended by Form 8-K/A dated November 27, 1996 and December 4, 1996, respectively, is incorporated herein by reference.)

        *21)    Subsidiaries of the Registrant.

      *23-A)    Consent of Price Waterhouse LLP.

      *23-B)    Consent of Price Waterhouse, Chartered Accountants.

      *23-C)    Consent of Deloitte & Touche LLP.

        *27)    Financial Data Schedule.





    * Filed herewith