Form 10-Q
period 1997-10-31
VERITAS DGC INC
filed 1997-12-15
CIK 28866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

                         COMMISSION FILE NUMBER 1-7427

                                VERITAS DGC INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                       76-0343152
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

               3701 Kirby Drive, Suite #112
                      Houston, Texas                                                       77098
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

The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at November 30, 1997 was 22,459,670 (including 2,367,071 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).



================================================================================

                       VERITAS DGC INC. AND SUBSIDIARIES

                                     INDEX

                                   FORM 10-Q

================================================================================


                                                                                                           Page Number
                                                                                                           -----------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income -
                  For the Three Months Ended October 31, 1996 and 1997                                           1

                Consolidated Balance Sheets - July 31, 1997 and October 31, 1997                                 2

                Consolidated Statements of Cash Flows -
                  For the Three Months Ended October 31, 1996 and 1997                                           3

                Notes to Consolidated Financial Statements                                                       5

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                                          9


PART II.     Other Information

             Item 4.   Submission of Matters to a Vote of Security Holders                                      12

             Item 6.   Exhibits and Reports on Form 8-K                                                         12

             Signatures                                                                                         15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       VERITAS DGC INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                    (In thousands, except per share amounts)


                                                                                  Three Months Ended October 31,
                                                                                  ------------------------------
                                                                                        1996           1997
                                                                                     ---------      ---------
REVENUES                                                                             $  76,405      $ 142,186

COSTS AND EXPENSES:
    Cost of services                                                                    58,320         93,253
    Depreciation and amortization                                                        8,692         12,514
    Selling, general and administrative                                                  1,950          4,539
    Other (income) expense:
        Interest                                                                         1,263          2,034
        Merger related costs                                                               597
        Other                                                                             (256)          (308)
                                                                                     ---------      ---------
                  Total costs and expenses                                              70,566        112,032
                                                                                     ---------      ---------

Income before provision for income taxes and equity in earnings of joint venture         5,839         30,154
Provision for income taxes                                                               1,238          9,649
Equity in earnings of joint venture                                                       (567)          (814)
                                                                                     ---------      ---------
NET INCOME                                                                           $   5,168      $  21,319
                                                                                     =========      =========


PER SHARE OF COMMON STOCK:
Primary:
    Earnings per share                                                               $     .28      $     .95
                                                                                     =========      =========

    Weighted average shares                                                             18,382         22,424
                                                                                     =========      =========

Fully diluted:
    Earnings per share                                                               $     .27
                                                                                     =========

    Weighted average shares                                                             18,950
                                                                                     =========








                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (In thousands, except for par value and number of shares)


                                                                                            July 31,      October 31,
                                                                                              1997            1997
                                                                                            ---------     -----------
                                                                                                          (Unaudited)
                                     ASSETS

Current assets:
   Cash and short-term investments                                                          $  71,177      $  85,859
   Restricted cash investments                                                                    550            557
   Accounts and notes receivable (net of allowance for doubtful accounts: July $646;          120,946        130,953
       October $1,062)
   Materials and supplies inventory                                                             2,333          2,519
   Prepayments and other                                                                       10,429          9,401
                                                                                            ---------      ---------
          Total current assets                                                                205,435        229,289

Property and equipment:
    Seismic equipment                                                                         156,264        167,180
    Data processing equipment                                                                  54,516         59,413

    Leasehold improvements and other                                                           29,978         29,552
                                                                                            ---------      ---------
           Total                                                                              240,758        256,145
        Less accumulated depreciation                                                         108,004        116,892
                                                                                            ---------      ---------
           Property and equipment - net                                                       132,754        139,253

 Multi-client data library                                                                     20,904         18,602
 Investment in and advances to joint venture                                                    2,908          3,994
 Goodwill (net of accumulated amortization:  July $2,725; October $2,852)                       3,163          3,036
 Deferred tax asset                                                                             6,385
 Other assets                                                                                   9,712         15,359
                                                                                            ---------      ---------
           Total                                                                            $ 381,261      $ 409,533
                                                                                            =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                                    $     383      $     391

    Accounts payable - trade                                                                   39,007         38,888
    Accrued interest                                                                            2,188            362
    Other accrued liabilities                                                                  38,669         44,463
    Income taxes payable                                                                        3,118            973
                                                                                            ---------      ---------
            Total current liabilities                                                          83,365         85,077


Non-current liabilities:
    Long-term debt - less current maturities                                                   75,588         75,472
    Other non-current liabilities                                                               1,007          1,140
                                                                                            ---------      ---------
            Total non-current liabilities                                                      76,595         76,612

Stockholders' equity:
    Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
    Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 19,982,040 and           200            200
       20,092,599 shares (excluding 2,367,071 Exchangeable Shares) at July and October,
       respectively
    Additional paid-in capital                                                                194,764        200,277
    Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                    27,400         48,719
    Cumulative foreign currency translation adjustment                                         (1,063)        (1,352)
                                                                                            ---------      ---------
            Total stockholders' equity                                                        221,301        247,844
                                                                                            ---------      ---------
            Total                                                                           $ 381,261      $ 409,533
                                                                                            =========      =========


                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                           (In thousands of dollars)


                                                                           Three Months Ended October 31,
                                                                           ------------------------------
                                                                                  1996          1997
                                                                                --------      --------
OPERATING ACTIVITIES:
   Net income                                                                   $  5,168      $ 21,319
   Non-cash items included in net income:
       Depreciation and amortization                                               8,692        12,514
       Loss on disposition of property and equipment                                 224           194
       Equity in earnings of 50% or less-owned companies and joint ventures         (567)         (814)
       Write-down of multi-client data library to market                             436            80
   Change in operating assets/liabilities:
       Accounts and notes receivable                                             (15,021)      (10,007)
       Materials and supplies inventory                                             (630)         (186)
       Prepayments and other                                                          89         1,028
       Multi-client data library                                                  (2,883)        2,222
       Other                                                                       1,421        (5,776)
       Accounts payable - trade                                                    4,481        (2,562)
       Accrued interest                                                               23        (1,826)
       Other accrued liabilities                                                   1,464         5,794
       Income taxes payable                                                          415         9,237
       Other non-current liabilities                                                 (87)         (102)
                                                                                --------      --------
            Total cash provided by operating activities                            3,225        31,115

FINANCING ACTIVITIES:
   Payments of secured term loans                                                 (6,000)
   Payments of long-term debt                                                    (28,398)         (108)
   Borrowings from long-term debt                                                    781
   Net borrowings (payments) under credit agreement                              (11,458)
   Borrowings from senior notes                                                   75,000
   Debt issue costs                                                               (2,461)
   Net proceeds from sale of common stock                                            800           751
                                                                                --------      --------
            Total cash provided by financing activities                           28,264           643

INVESTING ACTIVITIES:
   (Increase) decrease in restricted cash investments                               (203)           (7)
   Increase in investment in and advances to joint venture                        (1,000)         (272)
   Purchase of property and equipment                                             (8,502)      (16,639)
   Sale of property and equipment                                                    667             2
                                                                                --------      --------
            Total cash used by investing activities                               (9,038)      (16,916)
Currency (gain) loss on foreign cash                                                 214          (160)
                                                                                --------      --------
Change in cash and cash equivalents                                               22,665        14,682
Beginning cash and cash equivalents balance                                       10,072        71,177
                                                                                --------      --------
Ending cash and cash equivalents balance                                        $ 32,737      $ 85,859
                                                                                ========      ========




                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                           (In thousands of dollars)


                                                                                          Three Months Ended October 31,
                                                                                         -------------------------------
                                                                                              1996             1997
                                                                                         ---------------  --------------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in property and equipment for:
           Equipment purchase obligations                                                     $ 5,542
           Accounts payable - trade                                                             1,289      $ 2,443
 Utilization of net operating losses existing prior to the quasi-reorganization resulting in an increase (decrease) in:
           Deferred tax asset valuation allowance                                                           (4,762)
           Additional paid-in capital                                                                        4,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:
           Interest -
                Senior notes                                                                                 3,656
                Revolving credit agreement                                                        205
                Secured term loans                                                                274
                Equipment purchase obligations                                                    689           19
                Other                                                                              11          127
           Income taxes                                                                           613          412






                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                                   UNAUDITED

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OPINION OF MANAGEMENT

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Veritas DGC Inc. and subsidiaries at October 31, 1997, and the results of its operations and its cash flows for the three months ended October 31, 1996 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year, as such results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement requires the computation of basic earnings per share based upon weighted-average common shares outstanding and diluted earnings per share based upon weighted-average common shares outstanding and additional common shares, utilizing the treasury stock method and average market prices, that would have been outstanding if dilutive potential common shares had been issued. In addition, previously reported earnings per share must be restated. This statement is effective for interim and annual reporting periods ending after December 15, 1997. Basic earnings per share will not differ from previously reported primary earnings per share amounts. Diluted earnings per share will include the effect of using the average market price for the period instead of the higher of the average market price or the end of period price. In addition, diluted earnings per share will be presented for all prior periods where fully diluted earnings per share were not previously reported because dilutive potential common shares did not result in more than 3% dilution. Diluted earnings per share are not expected to differ materially from basic earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires disclosure in both interim and annual reporting of the reporting period's comprehensive income (changes in equity from non-owner sources), net of the related tax effect, on the face of the consolidated statement of income, consolidated statement of changes in stockholders' equity or in a separate statement of comprehensive income and the accumulated balance of other comprehensive income (comprehensive income excluding net income) as a separate component in the stockholders' equity section of the consolidated balance sheet. Classifications included in the accumulated balance are disclosed on the face of the consolidated balance sheet or statement of changes in stockholders' equity or in notes to the consolidated financial statements. The Company's sources of comprehensive income include net income and cumulative foreign currency translation adjustments. The Company will be required to implement this statement in fiscal year 1999. Management has not completed its assessment of how it will present the required information.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which will supersede SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". It will require the Company to disclose certain financial information in both annual and interim reporting about "operating segments" which are components of a company that are evaluated

                       VERITAS DGC INC. AND SUBSIDIARIES

                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                                   UNAUDITED



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

EARNINGS PER SHARE

Primary earnings per share is computed based on the weighted average number of shares of common stock, Exchangeable Stock issued in the business combination between Veritas DGC Inc., formerly Digicon Inc., and Veritas Energy Services Inc. and common stock equivalents. Common stock equivalents include stock options and warrants. Shares issuable upon the conversion of stock options and warrants were disregarded since the treasury stock method of calculation resulted in dilution of less than 3%.

Fully diluted earnings per share is not presented for the three months ended October 31, 1997 since stock options and warrants referenced above resulted in dilution of less than 3%.


2.   INVESTMENT IN INDONESIAN JOINT VENTURE

Summarized financial information for the Company's 80% owned Indonesian joint venture (P.T. Digicon Mega Pratama), which is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control, is as follows:

                                                          July 31,    October 31,
                                                           1997           1997
                                                         --------     -----------
                                                         (In thousands of dollars)
Current assets                                           $  3,697      $  4,743
Property and equipment, net                                    60            55
Multi-client data library                                     228           168
                                                         --------      --------
         Total assets                                    $  3,985      $  4,966
                                                         ========      ========

Current liabilities                                      $  1,077      $    972
Advances from affiliates                                   14,784        15,055
Stockholders' deficit:
    Common stock                                            2,576         2,576
    Accumulated deficit                                   (14,452)      (13,637)
                                                         --------      --------
         Total stockholders' deficit                      (11,876)      (11,061)
                                                         --------      --------
         Total liabilities and stockholders' deficit     $  3,985      $  4,966
                                                         ========      ========

                       VERITAS DGC INC. AND SUBSIDIARIES

                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                                   UNAUDITED




                                              Three Months Ended
                                                 October 31,
                                             ---------------------
                                                1996        1997
                                             ---------   ---------
                                           (In thousands of dollars)
Revenues                                     $   3,296   $   1,450

Cost and expenses:
    Cost of services                             2,365         667
    Depreciation and amortization                  288          78
    Other                                            1        (110)
                                             ---------   ---------
         Total                                   2,654         635
                                             ---------   ---------
Income before provision for income taxes           642         815
Provision for income taxes                          75
                                             ---------   ---------
Net income                                   $     567   $     815
                                             =========   =========


3.   LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                                     July 31,  October 31,
                                                                       1997       1997
                                                                    ---------  -----------
                                                                   (In thousands of dollars)
Senior notes due October 2003, at 9 3/4%                            $  75,000   $  75,000
Equipment purchase obligations maturing through September 2000,
    at a  weighted average rate of 9.29% at October 31, 1997              971         863
                                                                    ---------   ---------
         Total                                                         75,971      75,863
Less current maturities                                                   383         391
                                                                    ---------   ---------
         Due after one year                                         $  75,588   $  75,472
                                                                    =========   =========

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

The Company maintains a revolving credit agreement which matures in July 1998 with a commercial bank and provides advances up to $25.0 million of which $20.0 million are secured by substantially all of the receivables of the Company. Advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula. Covenants in the agreement limit, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness and paying dividends, and limit the Company's capital expenditures in any fiscal year. In addition, the agreement requires minimum cash flow coverage and the maintenance of minimum

                       VERITAS DGC INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  For the Three Months Ended October 31, 1997
                                   UNAUDITED

tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio.


4.   OTHER ACCRUED LIABILITIES

Other accrued liabilities included $8.3 million and $7.0 million of accrued payroll and benefits and $14.3 million and $19.4 million of deferred revenues as of July 31, 1997 and October 31, 1997, respectively.


5.   OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                        Three Months Ended
                                                           October 31,
                                                      ----------------------
                                                         1996        1997
                                                      ---------    ---------
                                                     (In thousands of dollars)
Net foreign currency exchange (gains) losses          $    (395)   $     595
Net loss on disposition of property and equipment           224          194
Interest income                                             (95)      (1,074)
Other                                                        10          (23)
                                                      ---------    ---------
         Total                                        $    (256)   $    (308)
                                                      =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1996

Revenues. Total revenues increased 86% from $76.4 million to $142.2 million. Multi-client data sales increased 917% from $4.2 million to $42.3 million due to expanding customer interest in the Gulf of Mexico deepwater and sub-salt areas. Over the past two years as oil and gas companies have moved towards multi-client surveys to reduce the finding costs in these areas, the Company has significantly increased its data library. The Company has 1,140,000 line kilometers in its data library of which 140,000 line kilometers were added during the quarter ended October 31, 1997.

Land and transition zone acquisition revenues increased 47% from $40.5 million to $59.3 million as a result of firm prices, additional recording capacity and operating efficiencies from upgraded and standardized equipment.

Data processing operations increased 44% from $15.4 million to $22.3 million due to increased market activity and the demand for computer intensive processes, such as prestack time and depth migration, to process the larger volumes of data acquired in three dimensional surveys. The Company has substantially upgraded its processing centers, including the addition of a NEC supercomputer in the U.K. in August 1997, to meet this increased demand.

Marine acquisition revenues increased 12% from $16.3 million to $18.3 million primarily due to higher productivity from the upgrade to Syntron equipment in the prior fiscal year.

Operating Expenses. Costs of services increased 60% from $58.3 million to $93.3 million, but as a percent of revenues decreased from 76% to 66%. The improvement in operating margins is attributable to the significant sales of multi-client data surveys which generally have higher margins, higher prices as a result of increased market demand, better equipment utilization and higher productivity for all service groups as discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased 44% from $8.7 million to $12.5 million due to the $96.1 million 1997 capital expenditure program.

Selling, General and Administrative. Selling, general and administrative expenses increased 133% from $2.0 million to $4.5 million, resulting primarily from costs incurred in implementing new administrative and accounting systems and pursuing a more aggressive marketing strategy.

Interest. Interest expense increased 61% from $1.3 million to $2.0 million due to increased debt levels required to finance the Company's 1997 capital expenditure program. The Company issued $75 million of senior notes in late October 1996.

Merger Related Costs. Merger related costs in the prior year consist primarily of one month of investment banking and professional fees and expenses incurred in connection with the Company's August 1996 business combination with Veritas Energy Services Inc.

Income Taxes. Provision for income taxes increased from $1.2 million to $9.6 million as a result of increased profitability of the Company.

Equity in earnings. Equity in earnings is related to the Indonesian joint venture. An increase in marine acquisition surveys account for the increased profitability of the joint venture in the current year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's internal sources of liquidity are cash, short-term investments and cash flow from operations. External sources include the unutilized portion of a revolving credit facility, public financings, equipment financing and trade credit.

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. Approximately 37% of revenues for the quarter ended October 31, 1997 were attributable to the Company's foreign operations. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead-time between survey execution and sale, partially funded multi-client data surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

The Company's capital expenditure program for 1998 is $93.0 million and includes expenditures of $26.0 million to maintain or replace the Company's current operating equipment and $67.0 million to expand capacity. The Company plans to spend $4.6 million in fiscal 1998 for research and development.

In October 1996, the Company completed a $75.0 million public offering of Senior Notes due in October 2003 (the "Senior Notes"). The net proceeds from the Senior Notes were used to retire outstanding indebtedness of the Company and fund a portion of the Company's capital expenditures in fiscal 1997. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit the Company's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. The Company is in compliance with all covenants of the agreement at October 31, 1997. Upon a change in control of the Company (as defined in the Indenture), holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually beginning April 1997.

In July 1997, the Company completed a public offering (the "Offering") of 3,450,000 shares of common stock (including the underwriters' overallotment option of 450,000 shares). A portion of the net proceeds from the Offering of $76.4 million was used for 1997 capital expenditures and the remainder will be used to fund a portion of the Company's fiscal 1998 $93.0 million capital expenditure program and for other general corporate purposes, including working capital, possible repurchases of outstanding Senior Notes and possible acquisitions. No repurchases will be made of outstanding Senior Notes, except at prices which are, at the time of any such repurchase, regarded by the Company to be attractive. Accordingly, there can be no assurance that any such repurchases will be made. While the Company regularly evaluates opportunities to acquire complementary businesses, it has no present agreements or commitments with respect to possible acquisitions, and no estimate can be made as to the amount of net proceeds which ultimately may be used for acquisitions.

The Company maintains a $25.0 million revolving credit facility, as amended (the "Credit Facility"), with a commercial bank which will mature in July 1998. Advances up to $20.0 million under the Credit Facility are secured by substantially all of the Company's receivables. All advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are limited by a borrowing formula which, based on current levels of receivables, results in a borrowing base well in excess of the maximum commitment. Covenants in the Credit Facility prohibit the payment of cash dividends and limit, among other things, the Company's right to create indebtedness and make capital expenditures over a certain amount in any fiscal year. In addition, the Credit Facility requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio. The Company is in compliance with all covenants of the agreement and has no outstanding advances at October 31, 1997.

Since the Company's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization are subject to certain limitations. During the quarter ended October 31, 1997 the Company recognized $4.8 million related to these benefits, due to the increased profitability of the Company during the current fiscal year and anticipated profitability in future fiscal years.

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

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 1997 at the Annual Meeting of Stockholders of Veritas DGC Inc., stockholders voted:

1. To elect each of the ten directors nominated for the board of directors as follows:

                                        For                      Against
                                     ----------                  -------
Clayton P. Cormier                   19,507,417                  807,095
Ralph M. Eeson                       19,724,817                  589,695
Lawrence C. Fichtner                 19,727,857                  586,655
James R. Gibbs                       19,727,637                  586,875
Steven J. Gilbert                    19,727,967                  586,545
Stephen J. Ludlow                    19,727,967                  586,545
Brian F. MacNeill                    19,727,967                  586,545
David B. Robson                      19,727,757                  586,755
Douglas B. Thompson                  19,510,357                  804,155
Jack C. Threet                       19,507,357                  807,155


2. Upon a proposal to adopt a 1997 Employee Stock Purchase Plan which allows qualifying employees to purchase specified amounts of the Company's stock at a discount from market price.

    Votes cast for the above matter were 16,658,972; votes against the above matter were 601,242. There were 109,795 abstentions and 2,944,503 broker non-votes.

    and

3. Upon the proposed amendment to the Company's Amended and Restated 1992 Employee Nonqualified Stock Option Plan which would increase the number of shares of common stock which may be issued or covered by options by 1,041,667 shares.

    Votes cast for the above matter were 11,070,584; votes against the above matter were 6,188,436. There were 110,989 abstentions and 2,944,503 broker non-votes.


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

   10-A) Employment Agreement executed by Stephen J. Ludlow. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

   10-B) Amended and Restated 1992 Non-Employee Director Stock Option Plan. (Exhibit 4.2 to Veritas DGC Inc.'s Registration Statement No. 333-41829 dated December 10, 1997 is incorporated herein by reference.)

   10-C) Second Amended and Restated 1992 Employee Nonqualified Stock Option Plan. (Exhibit 4.1 to Veritas DGC Inc.'s Registration Statement No. 333-41829 dated December 10, 1997 is incorporated herein by reference.)

   10-D) Support Agreement dated August 30, 1996, between Digicon Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K, dated August 30, 1996 is incorporated herein by reference.)

   10-E) Credit Agreement dated July 18, 1996, among Digicon Inc. and Digicon Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical Limited and Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks (the "Credit Agreement") (Exhibit 10-G of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)

   10-F) Letter dated September 27, 1996, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement. (Exhibit 10-H of Veritas DGC Inc.'s Amendment No. 1 to Registration Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)

   10-G) Employment Agreement executed by Anthony Tripodo. (Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

   10-H) Letter dated May 28, 1997, from Wells Fargo Bank (Texas), National Association, agreeing to amend the Credit Agreement. (Exhibit 10-J to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

   10-I) Severance Agreement between Veritas DGC Inc. and Richard W. McNairy. (Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-J) Employment Agreement executed by David B. Robson. (Exhibit 10-L to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-K) Employment Agreement executed by Lawrence C. Fichtner. (Exhibit 10-M to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-L) Employment Agreement executed by Rene M.J. VandenBrand. (Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-M) Restricted Stock Agreement dated April 1, 1997 between Veritas DGC Inc. and Anthony Tripodo. (Exhibit 10-O to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-N) 1997 Employee Stock Purchase Plan (Exhibit 4.1 to Veritas DGC Inc.'s Registration Statement No. 333-38377 dated October 21, 1997 is incorporated herein by reference.)

    *11)     Computation of income per common and common equivalent share.

    *27)     Financial Data Schedule.


   * Filed herewith



b)   REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of December, 1997.

                          VERITAS DGC INC.


                          By: /s/ David B. Robson
                              --------------------------------------------------
                              DAVID B. ROBSON
                              Chairman of the Board and Chief Executive Officer



                              /s/ Anthony Tripodo
                              --------------------------------------------------
                              ANTHONY TRIPODO
                              Executive Vice President, Chief Financial and Accounting Officer and Treasurer

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

   10-A) Employment Agreement executed by Stephen J. Ludlow. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30,
             1997 is incorporated herein by reference.)

   10-B)     Amended and Restated 1992 Non-Employee Director Stock Option Plan.
             (Exhibit 4.2 to Veritas DGC Inc.'s Registration Statement No.
             333-41829 dated December 10, 1997 is incorporated herein by reference.)

   10-C)     Second Amended and Restated 1992 Employee Nonqualified Stock
             Option Plan. (Exhibit 4.1 to Veritas DGC Inc.'s Registration
             Statement No. 333-41829 dated December 10, 1997 is incorporated herein by reference.)

   10-D)     Support Agreement dated August 30, 1996, between Digicon Inc. and
             Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC Inc.'s
             Current Report on Form 8-K, dated August 30, 1996 is incorporated herein by reference.)

   10-E)     Credit Agreement dated July 18, 1996, among Digicon Inc. and
             Digicon Geophysical Corp., Digicon/GFS Inc., Digicon Geophysical
             Limited and Digicon Exploration, Ltd., as Borrowers, each of the banks named therein, and Wells Fargo Bank (Texas), National
             Association, as issuing bank, as a bank and as agent for the banks
             (the "Credit Agreement") (Exhibit 10-G of Veritas DGC Inc.'s
             Amendment No. 1 to Registration Statement No. 333-12481, dated
             October 2, 1996 is incorporated herein by reference.)

   10-F)     Letter dated September 27, 1996, from Wells Fargo Bank (Texas),
             National Association, agreeing to amend the Credit Agreement.
             (Exhibit 10-H of Veritas DGC Inc.'s Amendment No. 1 to
             Registration Statement No. 333-12481, dated October 2, 1996 is incorporated herein by reference.)

   10-G)     Employment Agreement executed by Anthony Tripodo. (Exhibit 10-I to
             Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

   10-H)     Letter dated May 28, 1997, from Wells Fargo Bank (Texas),
             National Association, agreeing to amend the Credit Agreement.
             (Exhibit 10-J to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

   10-I)     Severance Agreement between Veritas DGC Inc. and Richard W.
             McNairy. (Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-J)     Employment Agreement executed by David B. Robson. (Exhibit 10-L to
             Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-K)     Employment Agreement executed by Lawrence C. Fichtner. (Exhibit
             10-M to Veritas DGC Inc.'s Form 10-K for the year ended July 31,
             1997 is incorporated herein by reference.)

   10-L)     Employment Agreement executed by Rene M.J. VandenBrand. (Exhibit
             10-N to Veritas DGC Inc.'s Form 10-K for the year ended July 31,
             1997 is incorporated herein by reference.)

   10-M)     Restricted Stock Agreement dated April 1, 1997 between Veritas DGC
             Inc. and Anthony Tripodo. (Exhibit 10-O to Veritas DGC Inc.'s Form
             10-K for the year ended July 31, 1997 is incorporated herein by reference.)

   10-N)     1997 Employee Stock Purchase Plan (Exhibit 4.1 to Veritas DGC
             Inc.'s Registration Statement No. 333-38377 dated October 21, 1997 is incorporated herein by reference.)

    *11)     Computation of income per common and common equivalent share.

    *27)     Financial Data Schedule.


   * Filed herewith