Form 10-Q
period 1998-01-31
VERITAS DGC INC
filed 1998-03-16
CIK 28866

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934


               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 1-7427

                                VERITAS DGC INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                                76-0343152
(State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
              organization)

        3701 KIRBY DRIVE, SUITE #112
               HOUSTON, TEXAS                                               77098
    (Address of principal executive offices)                              (Zip Code)

                                 (713) 512-8300
              (Registrant's telephone number, including area code)

                                   NO CHANGES
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at February 28, 1998 was 22,539,446 (including 1,757,588 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).


================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

--------------------------------------------------------------------------------

                                                                                                  Page Number
                                                                                                -----------------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income -
                  For the Three and Six Months Ended January 31, 1997 and 1998                           1

                Consolidated Balance Sheets - July 31, 1997 and January 31, 1998                         2

                Consolidated Statements of Cash Flows -
                  For the Six Months Ended January 31, 1997 and 1998                                     3

                Notes to Consolidated Financial Statements                                               5

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                 9


PART II.     Other Information

             Item 2.  Changes in Securities                                                             13

             Item 4.  Submission of Matters to a Vote of Security Holders                               13

             Item 6.  Exhibits and Reports on Form 8-K                                                  13

             Signatures                                                                                 16

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)

                                                             Three Months Ended            Six Months Ended
                                                                 January 31,                  January 31,
                                                           -----------------------      ------------------------
                                                             1997           1998           1997          1998
                                                           --------      ---------      ---------      ---------
REVENUES                                                   $ 90,691      $ 123,569      $ 167,096      $ 265,755

COSTS AND EXPENSES:
    Cost of services                                         67,982         80,804        126,302        174,057
    Depreciation and amortization                             9,828         12,950         18,520         25,464
    Selling, general and administrative                       2,432          4,254          4,382          8,793
    Other (income) expense:
        Interest                                              1,967          2,018          3,230          4,052
        Merger related costs                                                                  597
        Other                                                   532           (730)           276         (1,038)
                                                           --------      ---------      ---------      ---------
                  Total costs and expenses                   82,741         99,296        153,307        211,328
                                                           --------      ---------      ---------      ---------

Income before provision for income taxes and equity
    in (earnings) loss of joint venture                       7,950         24,273         13,789         54,427
Provision for income taxes                                    1,681          6,505          2,919         16,154
Equity in (earnings) loss  of joint venture                    (238)            91           (805)          (723)
                                                           --------      ---------      ---------      ---------

NET INCOME                                                 $  6,507      $  17,677      $  11,675      $  38,996
                                                           ========      =========      =========      =========


PER SHARE:
    Earnings per common share                              $    .35      $     .79      $     .63      $    1.74
                                                           ========      =========      =========      =========
    Weighted average common shares                           18,639         22,513         18,510         22,473
                                                           ========      =========      =========      =========

    Earnings per common share - assuming dilution          $    .34      $     .76      $     .61      $    1.68
                                                           ========      =========      =========      =========
    Weighted average common shares - assuming dilution       19,059         23,214         18,994         23,203
                                                           ========      =========      =========      =========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
            (In thousands, except for par value and number of shares)



                                                                                   July 31,     January 31,
                                                                                    1997            1998
                                                                                  ---------      ---------
                                                                                                (Unaudited)
                                     ASSETS
Current assets:
   Cash and short-term investments                                                $  71,177      $  71,210
   Restricted cash investments                                                          550            563
   Accounts and notes receivable (net of allowance for doubtful
     accounts: July $646; January $1,260)                                           120,946        164,324
   Materials and supplies inventory                                                   2,333          3,015
   Prepayments and other                                                             10,429         12,193
                                                                                  ---------      ---------
          Total current assets                                                      205,435        251,305

Property and equipment:
    Seismic equipment                                                               156,264        172,909
    Data processing equipment                                                        54,516         63,438
    Seismic ship                                                                                     5,672
    Leasehold improvements and other                                                 29,978         34,017
                                                                                  ---------      ---------
           Total                                                                    240,758        276,036
        Less accumulated depreciation                                               108,004        128,041
                                                                                  ---------      ---------
           Property and equipment - net                                             132,754        147,995

 Multi-client data library                                                           20,904         25,231
 Investment in and advances to joint venture                                          2,908          3,110
 Goodwill (net of accumulated amortization:  July $2,725; January $2,979)             3,163          2,909
 Deferred tax asset                                                                   6,385          4,287
 Other assets                                                                         9,712         10,467
                                                                                  ---------      ---------
           Total                                                                  $ 381,261      $ 445,304
                                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                          $     383      $     344
    Accounts payable - trade                                                         39,007         38,513
    Accrued interest                                                                  2,188          2,190
    Other accrued liabilities                                                        38,669         57,368
    Income taxes payable                                                              3,118          6,733
                                                                                  ---------      ---------
            Total current liabilities                                                83,365        105,148

Non-current liabilities:
    Long-term debt - less current maturities                                         75,588         75,407
    Other non-current liabilities                                                     1,007            267
                                                                                  ---------      ---------
            Total non-current liabilities                                            76,595         75,674

Stockholders' equity:
    Preferred stock, $.01 par value; authorized:1,000,000 shares; none issued
    Common stock, $.01 par value; authorized:40,000,000 shares; issued:
       19,982,040 and 20,672,212 shares (excluding 2,367,071
       and 1,840,788 Exchangeable Shares) at July
       and January, respectively                                                        200            206
    Additional paid-in capital                                                      194,764        200,632
    Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)          27,400         66,396
    Cumulative foreign currency translation adjustment                               (1,063)        (2,752)
                                                                                  ---------      ---------
            Total stockholders' equity                                              221,301        264,482
                                                                                  =========      =========
            Total                                                                 $ 381,261      $ 445,304
                                                                                  =========      =========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                            (In thousands of dollars)

                                                                                  Six Months Ended
                                                                                     January 31,
                                                                                ----------------------
                                                                                  1997          1998
                                                                                --------      --------
OPERATING ACTIVITIES:
   Net income                                                                   $ 11,675      $ 38,996
   Non-cash items included in net income:
       Depreciation and amortization                                              18,520        25,464
       Loss on disposition of property and equipment                                 439           433
       Equity in earnings of 50% or less-owned companies and joint ventures         (805)         (723)
       Write-down of multi-client data library to market                             767           254
   Change in operating assets/liabilities:
       Accounts and notes receivable                                             (39,693)      (43,378)
       Materials and supplies inventory                                             (467)         (682)
       Prepayments and other                                                       1,667        (1,764)
       Multi-client data library                                                  (2,278)       (4,581)
       Other                                                                       2,319          (884)
       Accounts payable - trade                                                   (1,420)       (2,937)
       Accrued interest                                                            1,876             2
       Other accrued liabilities                                                   7,773        18,699
       Income taxes payable                                                        1,319        10,710
       Other non-current liabilities                                                  36          (975)
                                                                                --------      --------
            Total cash provided by operating activities                            1,728        38,634

FINANCING ACTIVITIES:
   Borrowings from senior notes                                                   75,000
   Debt issue costs                                                               (2,765)
   Payments of secured term loans                                                 (6,000)
   Net payments under credit agreement                                           (11,458)
   Borrowings from long-term debt                                                    781
   Payments of long-term debt                                                    (29,289)         (220)
   Net proceeds from sale of common stock                                          3,214         1,112
                                                                                --------      --------
            Total cash provided by financing activities                           29,483           892

INVESTING ACTIVITIES:
   Increase in restricted cash investments                                          (210)          (13)
   Decrease in investment in and advances to joint venture                           889           521
   Purchase of property and equipment                                            (27,406)      (38,494)
   Sale of property and equipment                                                    699            53
                                                                                --------      --------
            Total cash used by investing activities                              (26,028)      (37,933)
Currency (gain) loss on foreign cash                                                 268        (1,560)
                                                                                --------      --------
Change in cash and cash equivalents                                                5,451            33
Beginning cash and cash equivalents balance                                       10,072        71,177
                                                                                --------      --------
Ending cash and cash equivalents balance                                        $ 15,523      $ 71,210
                                                                                ========      ========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                            (In thousands of dollars)

                                                                       Six Months Ended
                                                                          January 31,
                                                                      -------------------
                                                                       1997        1998
                                                                      -------     -------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Increase in property and equipment for:
          Equipment purchase obligations                              $ 5,542
          Accounts payable - trade                                      2,453      $2,443
   Utilization of net operating losses existing prior to the
      quasi-reorganization resulting in an
      increase (decrease) in:
           Deferred tax asset valuation allowance                                  (4,762)
           Additional paid-in capital                                               4,762


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
           Interest -
                Senior notes                                                        3,656
                Revolving credit agreement                                205
                Secured term loans                                        274
                Equipment purchase obligations                            748          37
                Other                                                     150         277
           Income taxes                                                 1,333       6,200



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPINION OF MANAGEMENT

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Veritas DGC Inc. and subsidiaries at January 31, 1998, and the results of its operations and its cash flows for the three and six months ended January 31, 1997 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. Results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires disclosure in both interim and annual reporting of the reporting period's comprehensive income (changes in equity from non-owner sources), net of the related tax effect, on the face of the consolidated statement of income, consolidated statement of changes in stockholders' equity or in a separate statement of comprehensive income and the accumulated balance of other comprehensive income (comprehensive income excluding net income) as a separate component in the stockholders' equity section of the consolidated balance sheet. Classifications included in the accumulated balance may be disclosed on the face of the consolidated balance sheet, statement of changes in stockholders' equity or in notes to the consolidated financial statements. The Company's sources of comprehensive income include net income and cumulative foreign currency translation adjustments. The Company will be required to implement this statement in fiscal year 1999. Management has not completed its assessment of how it will present the required information.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will supersede SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." It will require the Company to disclose certain financial information in both annual and interim reporting about "operating segments" which are components of a company that are evaluated regularly by management in deciding how to allocate its resources and in assessing its performance. It also requires disclosure about the countries from which the Company derives its revenues and in which it employs its long-lived assets. Major customers will continue to be disclosed. The Company will be required to implement this statement in fiscal year 1999. Management has not completed its assessment of how the adoption of this statement will affect its existing segment disclosures.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998

2.      INVESTMENT IN INDONESIAN JOINT VENTURE

Summarized financial information for the Company's 80% owned Indonesian joint venture (P.T. Digicon Mega Pratama), which is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control, is as follows:

                                                         July 31,     January 31,
                                                          1997           1998
                                                        ---------      --------
                                                        (In thousands of dollars)
Current assets                                           $  3,697      $  3,331
Property and equipment, net                                    60           174
Multi-client data library                                     228           108
                                                         --------      --------
         Total assets                                    $  3,985      $  3,613
                                                         ========      ========

Current liabilities                                      $  1,077      $    503
Advances from affiliates                                   14,784        14,263
Stockholders' deficit:
    Common stock                                            2,576         2,576
    Accumulated deficit                                   (14,452)      (13,729)
                                                         --------      --------
         Total stockholders' deficit                      (11,876)      (11,153)
                                                         --------      --------
         Total liabilities and stockholders' deficit     $  3,985      $  3,613
                                                         ========      ========


                                                      Three Months Ended       Six Months Ended
                                                          January 31,             January 31,
                                                       ----------------      --------------------
                                                        1997       1998        1997        1998
                                                       -----      -----      -------      -------
                                                                 (In thousands of dollars)
         Revenues                                      $ 940      $ 355      $ 4,236      $ 1,804

         Cost and expenses:
             Cost of services                            679        576        3,044        1,243
             Depreciation and amortization               102         80          390          158
             Other income                                 (4)      (210)          (3)        (320)
                                                       -----      -----      -------      -------
                  Total                                  777        446        3,431        1,081
                                                       -----      -----      -------      -------
         Income (loss) before benefit from
            income taxes                                 163        (91)         805          723
         Benefit from income taxes                       (75)
                                                       -----      -----      -------      -------
         Net income (loss)                             $ 238      $ (91)     $   805      $   723
                                                       =====      =====      =======      =======

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998

3.   LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                                                    July 31,   January 31,
                                                                                     1997        1998
                                                                                    -------     -------
                                                                                 (In thousands of dollars)
        Senior notes due October 2003, at 9 3/4%                                    $75,000     $75,000
        Equipment purchase obligations maturing through September 2000,
            at a weighted average rate of 9.29% at January 31, 1998                     971         751
                                                                                    -------     -------
                 Total                                                               75,971      75,751
        Less current maturities                                                         383         344
                                                                                    -------     -------
                 Due after one year                                                 $75,588     $75,407
                                                                                    =======     =======


The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4%. The senior notes are unsecured and are effectively subordinated to secured debt of the Company with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants which limit the Company's ability to, among other things, incur additional debt, pay dividends, and complete mergers, acquisitions and sales of assets. Upon a change in control of the Company, as defined in the indenture, the holders of the senior notes have the right to require the Company to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. The Company has the right to redeem the senior notes, in whole or part, on or after October 15, 2000. Under certain conditions, the Company may redeem up to $20.0 million in aggregate principal amount of the senior notes prior to October 15, 1999.

The Company maintains a revolving credit agreement which matures in July 1998 with a commercial bank and provides advances up to $25.0 million of which $20.0 million are secured by substantially all of the receivables of the Company. Advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are defined by a borrowing formula. Covenants in the agreement limit, among other things, the Company's right, without consent of the lender, to take certain actions, including creating indebtedness and paying dividends, and limit the Company's capital expenditures in any fiscal year. In addition, the agreement requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio.

4.    OTHER ACCRUED LIABILITIES

Other accrued liabilities included $8.3 million and $7.2 million of accrued payroll and benefits and $14.3 million and $30.8 million of deferred revenues as of July 31, 1997 and January 31, 1998, respectively.

5.      EMPLOYEE STOCK PURCHASE PLAN

On November 1, 1997, the Company initiated a noncompensatory employee stock purchase plan for up to 500,0000 shares of common stock. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. Options are deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price which is the lower of 85% of the market price on the first or last day of the fiscal quarter.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998

6.     OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                                      Three Months Ended         Six Months Ended
                                                                          January 31,              January 31,
                                                                     -------------------       -------------------
                                                                      1997         1998        1997         1998
                                                                     -----       -------       -----       -------
                                                                                (In thousands of dollars)
         Interest income                                             $(283)      $(1,066)      $(378)      $(2,140)
         Net loss on disposition of property and equipment             215           239         439           433
         Net foreign currency exchange losses                          619           259         224           854
         Other                                                         (19)         (162)         (9)         (185)
                                                                     -----       -------       -----       -------
                  Total                                              $ 532       $  (730)      $ 276       $(1,038)
                                                                     =====       =======       =====       =======


7.    EARNINGS PER COMMON SHARE

Earnings per common share and earnings per common share-assuming dilution are computed as follows:

                                                           Three Months Ended        Six Months Ended
                                                               January 31,              January 31,
                                                          --------------------      --------------------
                                                           1997         1998         1997         1998
                                                          -------      -------      -------      -------
                                                             (In thousands, except per share amounts)
Net income                                                $ 6,507      $17,677      $11,675      $38,996
                                                          =======      =======      =======      =======

Weighted average common shares                             18,639       22,513       18,510       22,473
                                                          =======      =======      =======      =======

Earnings per common share                                 $   .35      $   .79      $   .63      $  1.74
                                                          =======      =======      =======      =======

 Weighted average common shares - assuming dilution:
         Weighted average common shares                    18,639       22,513       18,510       22,473
         Shares issuable from assumed conversion of:
             Options                                          341          701          358          711
             Warrants                                          79          126           19
                                                          -------      -------      -------      -------

                     Total                                 19,059       23,214       18,994       23,203
                                                          =======      =======      =======      =======

Earnings per common share - assuming dilution             $   .34      $   .76      $   .61      $  1.68
                                                          =======      =======      =======      =======

Exchangeable Stock issued in the business combination between Veritas DGC Inc., formerly Digicon Inc., and Veritas Energy Services Inc. is included in both computations. Options to purchase 49,461 common shares at exercise prices ranging from $38 1/8 to $45 5/16 and expiring March 2007 have been excluded from the computation assuming dilution for the three and six months ended January 31, 1998 because the options' exercise prices exceeded the average market price of the underlying common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors which are more fully described in other reports filed with the Securities and Exchange Commission and include changes in market conditions in the oil and gas industry as well as declines in prices of oil and gas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1997

Revenues. Revenues increased 36% from $90.7 million to $123.6 million during the current quarter. Increases were recorded by all service groups; however, marine acquisition revenues showed the largest increase of 95% from $12.9 million to $25.2 million primarily due to additional streamer capacity resulting from the upgrade to Syntron equipment in the prior fiscal year and the increase in demand for and higher prefunding commitments on multi-client surveys performed.

Multi-client data sales increased 49% from $16.2 million to $24.2 million due to expanding customer interest in the Gulf of Mexico deepwater and sub-salt areas. Over the past two years, as oil and gas companies have moved toward multi-client surveys to reduce finding costs in these areas, the Company has significantly increased its data library inventory.

Data processing revenues increased 26% from $18.1 million to $22.8 million due to increased market activity, increased demand for computer intensive processes, such as prestack time and depth migration, and increased demand for processing the larger volumes of data acquired in three dimensional surveys. The Company has substantially upgraded its processing centers, including the addition of a NEC supercomputer in the U.K. in August 1997, to meet this increased demand.

Land and transition zone acquisition revenues increased 18% from $43.5 million to $51.4 million as a result of firm prices, additional recording capacity and operating efficiencies from upgraded and standardized equipment.

Operating Expenses. Costs of services increased 19% from $68.0 million to $80.8 million, but as a percent of revenues decreased from 75% to 65%. The improvement in operating margins is mainly attributable to the significant sales of multi-client data surveys that generally have higher margins. Data processing operating margins also improved as a result of an increase in capacity of more efficient computers and software. Marine margins were consistent and land and transition zone margins decreased slightly as a result of an unusually warm winter season in Canada.

Depreciation and Amortization. Depreciation and amortization expense increased 32% from $9.8 million to $13.0 million due to capital expenditures of $137.0 million over the last eighteen months.

Selling, General and Administrative. Selling, general and administrative expenses increased 75% from $2.4 million to $4.3 million, resulting primarily from costs incurred in implementing new administrative and accounting systems and pursuing a more aggressive marketing strategy.

Other Income. Other income increased $1.3 million primarily from interest income earned on the higher average cash balances maintained by the Company.

Income Taxes. Provision for income taxes increased from $1.7 million to $6.5 million as a result of the increased profitability of the Company.

Equity in earnings. Equity in earnings is related to the Indonesian joint venture. More marine acquisition surveys were performed in the prior year that increased profitability of the joint venture.

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED WITH SIX MONTHS ENDED
JANUARY 31, 1997

Revenues. Revenues increased 59% from $167.1 million to $265.8 million during the current period. Although all service groups improved, multi-client data sales showed the largest increase at 226% from $20.4 million to $66.5 million. Sales of Gulf of Mexico data were the largest contributor.

Marine acquisition revenues increased 49% from $29.2 million to $43.5 million primarily due to additional streamer capacity and an increase in demand.

Data processing revenues increased 35% from $33.5 million to $45.1 million due to increases in market activity, computer intensive processes and capacity.

Land and transition zone acquisition revenues increased 32% from $84.0 million to $110.7 million as a result of firm prices, additional recording capacity and operating efficiencies from upgraded and standardized equipment.

Operating Expenses. Costs of services increased 38% from $126.3 million to $174.1 million, but as a percent of revenues decreased from 76% to 66%. The improvement in operating margins is mainly attributable to significant sales of multi-client data surveys. Data processing operating margins also showed improvement as a result of more efficient equipment. Marine and land and transition zone margins remained consistent.

Depreciation and Amortization. Depreciation and amortization expense increased 37% from $18.5 million to $25.5 million due to the large increase in capital expenditures over the past eighteen months.

Selling, General and Administrative. Selling, general and administrative expenses increased 101% from $4.4 million to $8.8 million resulting primarily from costs incurred in implementing new administrative and accounting systems and pursuing a more aggressive marketing strategy.

Interest. Interest expense increased slightly from $3.2 million to $4.1 million due to the issuance of $75.0 million of senior notes in late October 1996 which replaced approximately $40.0 million in other debt.

Other Income. Other income increased $1.3 million primarily from interest income earned on the higher average cash balances maintained by the Company.

Income Taxes. Provision for income taxes increased from $2.9 million to $16.2 million as a result of the increased profitability of the Company. This increase was offset by a benefit of $7.2 million, recorded to recognize the expected future utilization of tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's internal sources of liquidity are cash, short-term investments and cash flow from operations. External sources include the unutilized portion of a revolving credit facility, public financings, equipment financing and trade credit.

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. Approximately 52% of revenues for the quarter ended January 31, 1998 were attributable to the Company's foreign operations. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead-time between survey execution and sale, partially funded multi-client data surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

The Company's capital expenditure program for 1998 is $104.0 million and includes expenditures of $26.0 million to maintain or replace the Company's current operating equipment and $78.0 million to expand capacity, including the purchase of a marine seismic vessel previously chartered and the outfitting of a new marine seismic vessel. The Company plans to spend $6.2 million in fiscal 1998 for research and development.

In October 1996, the Company completed a $75.0 million public offering of Senior Notes due in October 2003 (the "Senior Notes"). The net proceeds from the Senior Notes were used to retire outstanding indebtedness of the Company and fund a portion of the Company's capital expenditures in fiscal 1997. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit the Company's ability to, among other things, incur additional debt, pay dividends, and complete mergers, acquisitions and sales of assets. The Company is in compliance with all covenants of the agreement at January 31, 1998. Upon a change in control of the Company (as defined in the Indenture), holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually.

In July 1997, the Company completed a public offering (the "Offering") of 3,450,000 shares of common stock . A portion of the net proceeds from the Offering of $76.4 million was used for 1997 and 1998 capital expenditures and the remainder will be used for other general corporate purposes, including working capital, possible repurchases of outstanding Senior Notes and possible acquisitions. No repurchases will be made of outstanding Senior Notes, except at prices which are, at the time of any such repurchase, regarded by the Company to be attractive. Accordingly, there can be no assurance that any such repurchases will be made. While the Company regularly evaluates opportunities to acquire complementary businesses, it has no present agreements or commitments with respect to possible acquisitions, and no estimate can be made as to the amount of net proceeds which ultimately may be used for acquisitions.

The Company maintains a $25.0 million revolving credit facility, as amended (the "Credit Facility"), with a commercial bank which will mature in July 1998. Advances up to $20.0 million under the Credit Facility are secured by substantially all of the Company's receivables. All advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are defined by a borrowing formula which, based on current levels of receivables, results in a borrowing base well in excess of the maximum commitment. Covenants in the Credit Facility prohibit the payment of cash dividends and limit, among other things, the Company's right to create indebtedness and make capital expenditures over a certain amount in any fiscal year. In addition, the Credit Facility requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio. The Company is in compliance with all covenants of the agreement and has no outstanding advances at January 31, 1998.

Since the Company's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the six months ended January 31, 1998 the Company recognized $4.8 million related to these benefits, due to the increased profitability of the Company during the current fiscal year and anticipated profitability in future fiscal years.

The Company is currently assessing the impact of the year 2000 issue relating to computer systems but does not expect future results to be affected.

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

                           PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

c)   UNREGISTERED SECURITIES

     On November 10 and December 12, 1997, the Company issued 5,500 and 3,525 shares of its common stock, respectively, to certain managers of the Company in exchange for services to be rendered over the following three years. Such issuance of common stock was exempt from registration pursuant to section 4(2) of the Securities Act.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 1997 at the Annual Meeting of Stockholders of Veritas DGC Inc., stockholders voted:

1. To elect each of the ten directors nominated for the board of directors as follows:

                                                     FOR                 AGAINST
                                                  ----------            --------
                 Clayton P. Cormier               19,507,417             807,095
                 Ralph M. Eeson                   19,724,817             589,695
                 Lawrence C. Fichtner             19,727,857             586,655
                 James R. Gibbs                   19,727,637             586,875
                 Steven J. Gilbert                19,727,967             586,545
                 Stephen J. Ludlow                19,727,967             586,545
                 Brian F. MacNeill                19,727,967             586,545
                 David B. Robson                  19,727,757             586,755
                 Douglas B. Thompson              19,510,357             804,155
                 Jack C. Threet                   19,507,357             807,155


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

      Exhibit
      ----------

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

         *27)     Financial Data Schedule.


      * Filed herewith



b)   REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the quarter ended January 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 13th day of March, 1998.

                                      VERITAS DGC INC.

                                      By: /s/ David B. Robson
                                         ---------------------------------
                                         DAVID B. ROBSON
                                         Chairman of the Board and Chief
                                         Executive Officer



                                          /s/ Anthony Tripodo
                                         ---------------------------------
                                         ANTHONY TRIPODO
                                         Executive Vice President, Chief
                                         Financial and Accounting Officer and
                                         Treasurer

                               INDEX TO EXHIBITS


      Exhibit
      ----------

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

         *27)     Financial Data Schedule.


      * Filed herewith