Form 10-Q
period 1998-04-30
VERITAS DGC INC
filed 1998-06-12
CIK 28866

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at May 31, 1998 was 22,730,051 (including 1,511,955 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).


================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

===============================================================================================
                                                                                    Page Number
                                                                                    -----------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income -
                  For the Three and Nine Months Ended April 30, 1997 and 1998            1

                Consolidated Balance Sheets - July 31, 1997 and April 30, 1998           2

                Consolidated Statements of Cash Flows -
                  For the Nine Months Ended April 30, 1997 and 1998                      3

                Notes to Consolidated Financial Statements                               5

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                 9


PART II.     Other Information

             Item 6.  Exhibits and Reports on Form 8-K                                  13

             Signatures                                                                 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)

                                                                     Three Months Ended                   Nine Months Ended
                                                                          April 30,                            April 30,
                                                                 -----------------------------      ------------------------------
                                                                     1997             1998              1997              1998
                                                                 ------------     ------------      ------------      ------------
REVENUES                                                         $     86,843     $    122,810      $    253,939      $    388,565

COSTS AND EXPENSES:
    Cost of services                                                   63,344           75,381           189,646           249,438
    Depreciation and amortization                                      10,142           14,385            28,662            39,849
    Selling, general and administrative                                 3,221            5,405             7,603            14,198
    Other (income) expense:
        Interest                                                        2,104            2,009             5,334             6,061
        Merger related costs                                                                                 597
        Other                                                             535           (1,009)              811            (2,047)
                                                                 ------------     ------------      ------------      ------------

                  Total costs and expenses                             79,346           96,171           232,653           307,499
                                                                 ------------     ------------      ------------      ------------

Income before provision for income taxes and equity                     7,497           26,639            21,286            81,066
    in (earnings) loss of joint venture
Provision for income taxes                                              1,341           11,055             4,260            27,209
Equity in (earnings) loss  of joint venture                                70             (478)             (735)           (1,201)
                                                                 ------------     ------------      ------------      ------------

NET INCOME                                                       $      6,086     $     16,062      $     17,761      $     55,058
                                                                 ============     ============      ============      ============


PER SHARE:
    Earnings per common share                                    $        .32     $        .71      $        .95      $       2.44
                                                                 ============     ============      ============      ============
    Weighted average common shares                                     18,819           22,645            18,611            22,535
                                                                 ============     ============      ============      ============

    Earnings per common share - assuming dilution                $        .32     $        .69      $        .93      $       2.37
                                                                 ============     ============      ============      ============
    Weighted average common shares - assuming dilution                 19,152           23,347            19,048            23,273
                                                                 ============     ============      ============      ============





                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
            (In thousands, except for par value and number of shares)

                                                                                            July 31,          April 30,
                                                                                              1997              1998
                                                                                          ------------      ------------
                                                                                                             (Unaudited)
                                     ASSETS
Current assets:
   Cash and short-term investments                                                        $     71,177      $     92,511
   Restricted cash investments                                                                     550               571
   Accounts and notes receivable (net of allowance for doubtful accounts: July
       $646; April $1,232)                                                                     120,946           143,520
   Materials and supplies inventory                                                              2,333             3,498
   Prepayments and other                                                                        10,429            17,325
                                                                                          ------------      ------------
          Total current assets                                                                 205,435           257,425

Property and equipment:
    Seismic equipment                                                                          156,264           177,822
    Data processing equipment                                                                   54,516            66,652
    Seismic ship                                                                                                   6,636
    Leasehold improvements and other                                                            29,978            43,593
                                                                                          ------------      ------------
           Total                                                                               240,758           294,703
        Less accumulated depreciation                                                          108,004           141,569
                                                                                          ------------      ------------
           Property and equipment - net                                                        132,754           153,134

 Multi-client data library                                                                      20,904            34,677
 Investment in and advances to joint venture                                                     2,908             3,879
 Goodwill (net of accumulated amortization:  July $2,725; April $3,107)                          3,163             2,781
 Deferred tax asset                                                                              6,385            14,266
 Other assets                                                                                    9,712             8,472
                                                                                          ------------      ------------
           Total                                                                          $    381,261      $    474,634
                                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                                  $        383      $        292
    Accounts payable - trade                                                                    39,007            45,200
    Accrued interest                                                                             2,188               385
    Other accrued liabilities                                                                   38,669            57,377
    Income taxes payable                                                                           791             2,502
                                                                                          ------------      ------------
            Total current liabilities                                                           81,038           105,756

Non-current liabilities:
    Long-term debt - less current maturities                                                    75,588            75,340
    Other non-current liabilities                                                                3,334             9,633
                                                                                          ------------      ------------
            Total non-current liabilities                                                       78,922            84,973

Stockholders' equity:
    Preferred stock, $.01 par value; authorized:1,000,000 shares; none issued
    Common stock, $.01 par value; authorized:40,000,000 shares; issued:                            200               211
19,982,040 and
       21,184,837 shares (excluding 2,367,071 and 1,526,183 Exchangeable
Shares) at July
       and April, respectively
    Additional paid-in capital                                                                 194,764           203,039
    Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                     27,400            82,458
    Cumulative foreign currency translation adjustment                                          (1,063)           (1,803)
                                                                                          ------------      ------------
            Total stockholders' equity                                                         221,301           283,905
                                                                                          ============      ============
            Total                                                                         $    381,261      $    474,634
                                                                                          ============      ============


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                            (In thousands of dollars)

                                                                                            Nine Months Ended
                                                                                                 April 30,
                                                                                     ------------------------------
                                                                                          1997              1998
                                                                                     ------------      ------------
OPERATING ACTIVITIES:
   Net income                                                                        $     17,761      $     55,058
   Non-cash items included in net income:
       Depreciation and amortization                                                       28,662            39,849
       Loss on disposition of property and equipment                                          783               464
       Equity in earnings of 50% or less-owned companies and joint ventures                  (735)           (1,201)
       Write-down of multi-client data library to market                                      989               460
   Change in operating assets/liabilities:
       Accounts and notes receivable                                                      (35,342)          (22,574)
       Materials and supplies inventory                                                      (882)           (1,165)
       Prepayments and other                                                               (1,107)           (6,896)
       Multi-client data library                                                           (2,611)          (14,233)
       Deferred tax asset                                                                                    (3,119)
       Other                                                                               (1,588)            1,111
       Accounts payable - trade                                                             9,303             3,750
       Accrued interest                                                                        68            (1,803)
       Other accrued liabilities                                                           10,675            18,708
       Income taxes payable                                                                   561             1,711
       Other non-current liabilities                                                        1,010             6,299
                                                                                     ------------      ------------
            Total cash provided by operating activities                                    27,547            76,419

FINANCING ACTIVITIES:
   Borrowings from senior notes                                                            75,000
   Debt issue costs                                                                        (2,765)
   Payments of secured term loans                                                         (10,072)
   Net payments under credit agreement                                                     (8,118)
   Borrowings from long-term debt                                                             781
   Payments of long-term debt                                                             (25,584)             (339)
   Net proceeds from sale of common stock                                                   3,691             3,524
                                                                                     ------------      ------------
            Total cash provided by financing activities                                    32,933             3,185

INVESTING ACTIVITIES:
   Increase in restricted cash investments                                                   (215)              (21)
   Decrease in investment in and advances to joint venture                                  1,428               230
   Purchase of property and equipment                                                     (59,063)          (57,921)
   Sale of property and equipment                                                             812                53
                                                                                     ------------      ------------
            Total cash used by investing activities                                       (57,038)          (57,659)
Currency (gain) loss on foreign cash                                                          617              (611)
                                                                                     ------------      ------------
Change in cash and cash equivalents                                                         4,059            21,334
Beginning cash and cash equivalents balance                                                10,072            71,177
                                                                                     ------------      ------------
Ending cash and cash equivalents balance                                             $     14,131      $     92,511
                                                                                     ============      ============





                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                            (In thousands of dollars)

                                                                                          Nine Months Ended
                                                                                               April 30,
                                                                                      --------------------------
                                                                                          1997          1998
                                                                                      ------------  ------------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Increase in property and equipment for:
          Equipment purchase obligations                                               $    6,388
          Accounts payable - trade                                                          7,705   $    2,443
   Utilization of net operating losses existing prior to the quasi-reorganization resulting in an increase (decrease) in:
           Deferred tax asset valuation allowance                                                       (4,762)
           Additional paid-in capital                                                                    4,762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
           Interest -
                Senior notes                                                                3,494        7,622
                Revolving credit agreement                                                    236
                Secured term loans                                                            274
                Equipment purchase obligations                                                755           91
                Other                                                                         278          277
           Income taxes                                                                     1,589       21,433



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPINION OF MANAGEMENT

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments of a normal and recurring nature necessary to present fairly the financial position of Veritas DGC Inc. and subsidiaries at April 30, 1998, and the results of its operations and its cash flows for the three and nine months ended April 30, 1997 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for a full year. Results could be affected by changes in demand for geophysical services and products, which is directly related to the level of oil and gas exploration and development activity. Governmental actions, foreign currency exchange rate fluctuations, seasonal factors, weather conditions and equipment problems also could impact future operating results.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which will supersede the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers'

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998



Accounting for Postretirement Benefits Other Than Pensions." This statement addresses disclosures only and will require the Company to provide a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets in addition to disclosures already presented. The Company will be required to implement this statement in fiscal year 1999.


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

2.      INVESTMENT IN INDONESIAN JOINT VENTURE

Summarized financial information for the Company's 80% owned Indonesian joint venture (P.T. Digicon Mega Pratama), which is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control, is as follows:

                                                                        July 31,          April 30,
                                                                          1997              1998
                                                                      ------------      ------------
                                                                         (In thousands of dollars)
Current assets                                                        $      3,697      $      4,179
Property and equipment, net                                                     60               169
Multi-client data library                                                      228                48
                                                                      ------------      ------------
         Total assets                                                 $      3,985      $      4,396
                                                                      ============      ============

Current liabilities                                                   $      1,077      $        517
Advances from affiliates                                                    14,784            14,554
Stockholders' deficit:
    Common stock                                                             2,576             2,576
    Accumulated deficit                                                    (14,452)          (13,251)
                                                                      ------------      ------------
         Total stockholders' deficit                                       (11,876)          (10,675)
                                                                      ------------      ------------
         Total liabilities and stockholders' deficit                  $      3,985      $      4,396
                                                                      ============      ============


                                                      Three Months Ended             Nine Months Ended
                                                           April 30,                     April 30,
                                                  --------------------------     --------------------------
                                                     1997            1998           1997            1998
                                                  ----------      ----------     ----------      ----------
                                                                  (In thousands of dollars)
Revenues                                          $      718      $    1,163     $    4,954      $    2,967

Cost and expenses:
    Cost of services                                     717             612          3,761           1,855
    Depreciation and amortization                         79              61            469             219
    Other (income) expense                                (8)             12            (11)           (308)
                                                  ----------      ----------     ----------      ----------
         Total                                           788             685          4,219           1,766
                                                  ----------      ----------     ----------      ----------
Net income (loss)                                 $      (70)     $      478     $      735      $    1,201
                                                  ==========      ==========     ==========      ==========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998


3.   LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                                      July 31,         April 30,
                                                                        1997             1998
                                                                    ------------     ------------
                                                                      (In thousands of dollars)
Senior notes due October 2003, at 9 3/4%                            $     75,000     $     75,000
Equipment purchase obligations maturing through September 2000,
    at a  weighted average rate of 9.29% at April 30, 1998                   971              632
                                                                    ------------     ------------
         Total                                                            75,971           75,632
Less current maturities                                                      383              292
                                                                    ------------     ------------
         Due after one year                                         $     75,588     $     75,340
                                                                    ============     ============

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

4.    OTHER ACCRUED LIABILITIES

Other accrued liabilities included $8.3 million and $10.7 million of accrued payroll and benefits and $14.3 million and $28.5 million of deferred revenues as of July 31, 1997 and April 30, 1998, respectively.

5.      EMPLOYEE STOCK PURCHASE PLAN

On November 1, 1997, the Company initiated a noncompensatory employee stock purchase plan for up to 500,0000 shares of common stock. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1998


the last day of the fiscal quarter at a price which is the lower of 85% of the market price on the first or last day of the fiscal quarter.

6.     OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                                 Three Months Ended                   Nine Months Ended
                                                                      April 30,                           April 30,
                                                            ------------------------------      ------------------------------
                                                                1997              1998              1997              1998
                                                            ------------      ------------      ------------      ------------
                                                                                (In thousands of dollars)
Interest income                                             $        (47)     $     (1,263)     $       (425)     $     (3,403)
Net loss on disposition of property and equipment                    344                31               783               464
Net foreign currency exchange losses                                 253               222               477             1,076
Other                                                                (15)                1               (24)             (184)
                                                            ------------      ------------      ------------      ------------
         Total                                              $        535      $     (1,009)     $        811      $     (2,047)
                                                            ============      ============      ============      ============


7.    EARNINGS PER COMMON SHARE

Earnings per common share and earnings per common share-assuming dilution are computed as follows:

                                                                       Three Months Ended                Nine Months Ended
                                                                            April 30,                        April 30,
                                                                 -----------------------------     -----------------------------
                                                                     1997             1998             1997             1998
                                                                 ------------     ------------     ------------     ------------
                                                                              (In thousands, except per share amounts)
Net income                                                       $      6,086     $     16,062     $     17,761     $     55,058
                                                                 ============     ============     ============     ============

Weighted average common shares                                         18,819           22,645           18,611           22,535
                                                                 ============     ============     ============     ============

Earnings per common share                                        $        .32     $        .71     $        .95     $       2.44
                                                                 ============     ============     ============     ============

 Weighted average common shares - assuming dilution:
         Weighted average common shares                                18,819           22,645           18,611           22,535
         Shares issuable from assumed conversion of:
             Options                                                      301              702              342              726
             Warrants                                                      32                                95               12
                                                                 ------------     ------------     ------------     ------------

                     Total                                             19,152           23,347           19,048           23,273
                                                                 ============     ============     ============     ============

Earnings per common share - assuming dilution                    $        .32     $        .69     $        .93     $       2.37
                                                                 ============     ============     ============     ============

Exchangeable Stock issued in the business combination between Veritas DGC Inc., formerly Digicon Inc., and Veritas Energy Services Inc. is included in both computations. Options to purchase 27,802 at exercise prices ranging from $45 5/16 to $54 3/16 and expiring through April 2008 and 41,051 common shares at exercise prices ranging from $40 5/16 to $54 3/16 and expiring through April 2008 have been excluded from the computation assuming dilution for the three and nine months ended April 30, 1998, respectively, because the options' exercise prices exceeded the average market price of the underlying common shares.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 COMPARED WITH THREE MONTHS ENDED APRIL 30,
1997

Revenues. Revenues increased 41% from $86.8 million to $122.8 million during the current quarter. Increases were recorded by all service groups; however, data library sales showed the largest increase at 178% from $10.7 million to $29.7 million primarily as a result of an increase in demand for multi-client surveys performed in the Gulf of Mexico deepwater and sub-salt areas and in the North Sea. Over the past two years, as oil and gas companies have moved toward multi-client surveys to reduce finding costs, the Company has significantly increased its data library inventory.

Land and transition zone acquisition revenues increased 28% from $42.2 million to $54.1 million and was attributable to additional recording capacity, including the purchase of two new crews in Oman and the addition of one crew in South America. These increases were partially offset by a decrease in revenues in Canada as a result of warmer than usual winter weather and an early spring breakup.

Data processing revenues increased 15% from $20.4 million to $23.4 million due to increased market activity, increased demand for computer intensive processes, such as prestack time and depth migration and the larger volumes of data acquired in three dimensional surveys. The Company has substantially upgraded its processing centers, including the addition of another NEC supercomputer in August 1997 for use in the U.K. and several multi-noded workstations in the current quarter, to meet this increased demand.

Marine revenues increased 16% from $13.5 million to $15.6 million due to expanding customer interest in the Gulf of Mexico multi-client surveys as discussed above. Revenues did not increase as dramatically for this service group due to four vessels being in dry dock for regularly scheduled maintenance at various times throughout the quarter.

Operating Expenses. Costs of services increased 19% from $63.3 million to $75.4 million, but as a percent of revenues decreased from 73% to 61%. The improvement in operating margins is mainly attributable to the data library and marine service groups as a result of the significant sales and performance of multi-client data surveys that generally have higher margins. Data processing operating margins also improved as a result of an increase in capacity of more efficient computers and software. Land and transition zone margins decreased slightly as a result of an unusually warm winter season in Canada.

Depreciation and Amortization. Depreciation and amortization expense increased 43% from $10.1 million to $14.4 million due to capital expenditures of $156.4 million over the last 21 months.

Selling, General and Administrative. Selling, general and administrative expenses increased 69% from $3.2 million to $5.4 million resulting primarily from costs incurred in implementing new administrative and accounting systems and pursuing a more aggressive marketing strategy.

Other Income. Other income increased $1.5 million primarily from interest income earned on the higher average cash balances maintained by the Company.

Income Taxes. Provision for income taxes increased from $1.3 million to $11.1 million as a result of the increased profitability of the Company.

Equity in earnings. Equity in earnings is related to the Indonesian joint venture. More marine acquisition surveys were performed in the current year that increased profitability of the joint venture.

NINE MONTHS ENDED APRIL 30, 1998 COMPARED WITH NINE MONTHS ENDED APRIL 30, 1997


Revenues. Revenues increased 53% from $253.9 million to $388.6 million during the current period. Although all service groups improved, multi-client data sales showed the largest increase at 209% from $31.1 million to $96.2 million. Sales of Gulf of Mexico data provided the largest increase, but sales from the Company's North Sea and land data libraries also contributed to the increase.

Land and transition zone acquisition revenues increased 31% from $126.2 million to $164.8 million as a result of additional recording capacity, including the purchase of two new crews in Oman and the addition of one crew in South America, and operating efficiencies from upgraded and standardized equipment. Warmer than usual winter conditions and an early spring breakup in Canada had a negative impact on these revenues.

Marine acquisition revenues increased 38% from $42.7 million to $59.1 million primarily due to additional streamer capacity and an increase in demand, particularly in Gulf of Mexico multi-client data surveys.

Data processing revenues increased 27% from $53.9 million to $68.5 million due to increases in market activity, demand for computer intensive processes and capacity to meet this demand.

Operating Expenses. Costs of services increased 32% from $189.6 million to $249.4 million, but as a percent of revenues decreased from 75% to 64%. The improvement in operating margins is mainly attributable to the data library and marine service groups as a result of the significant sales and performance of multi-client data surveys. Data processing operating margins also showed improvement as a result of more efficient equipment. Land and transition zone margins remained consistent as a result of the warmer than usual winter in Canada.

Depreciation and Amortization. Depreciation and amortization expense increased 39% from $28.7 million to $39.8 million due to the large increase in capital expenditures over the past 21 months.

Selling, General and Administrative. Selling, general and administrative expenses increased 87% from $7.6 million to $14.2 million resulting primarily from costs incurred in implementing new administrative and accounting systems and pursuing a more aggressive marketing strategy.

Interest. Interest expense increased slightly from $5.3 million to $6.1 million due to the issuance of $75.0 million of senior notes in late October 1996 which replaced approximately $40.0 million in other debt.

Other Income. Other income increased $2.9 million primarily from interest income earned on the higher average cash balances maintained by the Company.

Income Taxes. Provision for income taxes increased from $4.3 million to $27.2 million as a result of the increased profitability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's internal sources of liquidity are cash, short-term investments and cash flow from operations. External sources include the unutilized portion of a revolving credit facility, public financing, equipment financing and trade credit.

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. Approximately 53% of revenues for the quarter ended April 30, 1998 were attributable to the Company's foreign operations. In addition, the Company has increased its participation in multi-client data surveys and has significantly expanded its library of multi-client data. Because of the lead-time between survey execution and sale, partially funded multi-client data surveys generally require greater amounts of working capital than contract work.

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

In October 1996, the Company completed a $75.0 million public offering of Senior Notes due in October 2003 (the "Senior Notes"). The net proceeds from the Senior Notes were used to retire outstanding indebtedness of the Company and fund a portion of the Company's capital expenditures in fiscal 1997. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit the Company's ability to, among other things, incur additional debt, pay dividends, and complete mergers, acquisitions and sales of assets. The Company is in compliance with all covenants of the agreement at April 30, 1998. Upon a change in control of the Company (as defined in the Indenture), holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually.

In July 1997, the Company completed a public offering (the "Offering") of 3,450,000 shares of common stock. A portion of the net proceeds from the Offering of $76.4 million was used for 1997 and 1998 capital expenditures and the remainder will be used for other general corporate purposes, including working capital, possible repurchases of outstanding Senior Notes and possible acquisitions. No repurchases will be made of outstanding Senior Notes, except at prices which are, at the time of any such repurchase, regarded by the Company to be attractive. Accordingly, there can be no assurance that any such repurchases will be made. While the Company regularly evaluates opportunities to acquire complementary businesses, it has no present agreements or commitments with respect to possible acquisitions, and no estimate can be made as to the amount of net proceeds that ultimately may be used for acquisitions.

The Company maintains a $25.0 million revolving credit facility, as amended (the "Credit Facility"), with a commercial bank which will mature in July 1998. Advances up to $20.0 million under the Credit Facility are secured by substantially all of the Company's receivables. All advances bear interest, at the Company's election, at LIBOR plus two percent or prime rate and are defined by a borrowing formula which, based on current levels of receivables, results in a borrowing base well in excess of the maximum commitment. Covenants in the Credit Facility prohibit the payment of cash dividends and limit, among other things, the Company's right to create indebtedness and make capital expenditures over a certain amount in any fiscal year. In addition, the Credit Facility requires minimum cash flow coverage and the maintenance of minimum tangible net worth, limits the ratio of funded debt to total capitalization, and requires the Company to maintain a minimum current ratio. The Company is in compliance with all covenants of the agreement and has no outstanding advances at April 30, 1998. The Company expects to extend or replace the Credit Facility in July 1998.

Since the Company's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the nine months ended April 30, 1998 the Company recognized $4.8 million related to these benefits, due to the increased profitability of the Company during the current fiscal year and anticipated profitability in the next fiscal year.

The Company has prepared a formal plan to address Year 2000 issues as they relate to the Company's business and its operations. In accordance with that plan, the Company has evaluated all internal hardware and software used in its operations. The Company has also identified all external relationships and mailed each entity an internally prepared questionnaire addressing their state of readiness regarding Year 2000 issues. Approximately 85% of the questionnaires, which are due to the Company by August 31, 1998, have been returned. The Company has prepared a replacement schedule for hardware and software that is not Year 2000 compliant that has been identified to date. In addition, the Company is preparing a contingency plan to address any unidentified internal or external hardware and software that is not Year 2000 compliant. The Company estimates that it will complete its plan, including remedial actions, by June 30, 1999 and is not aware of any material contingencies or costs that will be incurred in order to be Year 2000 compliant.

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

         4-E) Form S-8 Restricted Stock Grant Agreement (Exhibit 4.8 to Veritas DGC Inc.'s Registration Statement No. 333-48953 dated March 31, 1998 is incorporated herein by reference.)

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

         *27)     Financial Data Schedule.


      * Filed herewith



b)   REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the quarter ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 5th day of June, 1998.

                                          VERITAS DGC INC.

                                          By: /s/ David B. Robson
                                              --------------------------
                                              DAVID B. ROBSON
                                              Chairman of the Board and
                                              Chief Executive Officer



                                              /s/ Anthony Tripodo
                                              --------------------------
                                              ANTHONY TRIPODO
                                              Executive Vice President,
                                              Chief Financial and Accounting
                                              Officer and Treasurer

                               INDEX TO EXHIBITS


      EXHIBIT
       NUMBER                   DESCRIPTION
      -------                   -----------
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

         4-E)     Form S-8 Restricted Stock Grant Agreement (Exhibit 4.8 to
                  Veritas DGC Inc.'s Registration Statement No. 333-48953 dated
                  March 31, 1998 is incorporated herein by reference.)

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