Form 10-K
period 1998-07-31
VERITAS DGC INC
filed 1998-10-07
CIK 28866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $______________________ as of September 30, 1998.

The number of shares of the Company's common stock, $.01 par value, (the "Common Stock"), outstanding at September 30, 1998 was 22,785,516 (including 1,506,863 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

The registrant's proxy statement to be filed in connection with the registrant's 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                    FORM 10-K


   Item                                                                              Page Number
   ----                                                                              -----------
                                    PART I

1        Business
           General                                                                       1
           Industry Overview                                                             1
           Services and Markets                                                          2
           Technology and Capital Expenditures                                           6
           Competition and Other Business Conditions                                     7
           Backlog                                                                       7
           Significant Customers                                                         7
           Employees                                                                     7
2        Properties                                                                      8
3        Legal Proceedings                                                               8
4        Submission of Matters to a Vote of Security Holders                             8

                                    PART II

5        Market for Registrant's Common Equity and Related Stockholder Matters           9
6        Selected Consolidated Financial Data                                           10
7        Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       11
8        Consolidated Financial Statements and Supplementary Data                       15
9        Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                   44

                                    PART III

10       Directors and Executive Officers of the Registrant                             44
11       Executive Compensation                                                         44
12       Security Ownership of Certain Beneficial Owners and Management                 44
13       Certain Relationships and Related Transactions                                 44

                                    PART IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                44

         Signatures                                                                     48

Unless the context otherwise requires, the number of shares, per share prices, weighted average number of shares outstanding and per share amounts in this report have been adjusted to reflect the August 30, 1996 business combination (the "Combination") with Veritas Energy Services Inc. ("VES"). Unless the context otherwise requires, all references to the "Company" are to Veritas DGC Inc. and its subsidiaries and give effect to the consummation of the Combination. Prior to the consummation of the Combination, the Company's name was Digicon Inc. ("Digicon"). This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


                                     PART I

ITEM 1.   BUSINESS

GENERAL

The Company is a leading provider of seismic data acquisition, seismic data processing, multi-client data sales and exploration and development information services to the petroleum industry in selected markets worldwide. Oil and gas companies utilize seismic data for the determination of suitable locations for drilling exploratory wells and, increasingly, in reservoir management for the development and production of oil and gas reserves. The Company acquires seismic data in land, marsh, swamp and tidal ("transition zone") and marine environments and processes data acquired by its own crews and crews of other operators. The Company acquires seismic data both on an exclusive contractual basis for its customers and on its own behalf for licensing to multiple customers on a non-exclusive basis.

To increase its presence in the market for onshore geophysical services, in August 1996 the Company completed the Combination with VES, a leading land seismic contractor. Prior to the Combination, Digicon and VES had complementary operations with no significant geographic overlap.

Prior to the Combination, the Company had initiated a comprehensive program designed to refocus each of the Company's geographic and operational lines of business. The Company's actions included: (i) selling its seismic equipment manufacturing operations; (ii) selling its joint venture interests in the former Soviet Union; (iii) deploying its land and transition zone crews and its marine crews into markets where the Company's presence would be significant; (iv) expanding its accumulation and sales of multi-client data to capitalize on the historically higher margins associated with non-exclusive data; (v) emphasizing research and development on its proprietary software in order to capitalize on its reputation for seismic data processing innovation; and (vi) streamlining its cost structure through personnel reduction, office consolidations, vessel deactivations and the outsourcing of certain development and manufacturing functions.

Beginning in fiscal 1997, the Company embarked upon an extensive capital expenditure program designed to increase its efficiency and expand its operations to improve the competitive position of its principal services and to enable the Company to capitalize on high-growth/high-margin opportunities in selected markets.

INDUSTRY OVERVIEW

Geophysical services enable oil and gas companies to determine whether subsurface conditions are likely to be favorable for finding new oil and gas accumulations and assist in determining the size and structure of previously identified fields. These services consist of the acquisition and processing of three dimensional ("3D") and two dimensional ("2D") seismic and other geophysical data, which is used to produce computer-generated graphic images of the subsurface strata. The resulting images are then analyzed and interpreted by customers' geophysicists and are used by oil and gas companies in acquisition of new leases, selection of drilling locations on exploratory prospects and reservoir development and management.

Geophysical data is acquired by land, transition zone and marine crews. In data acquisition, a source of acoustical energy is employed at or below the earth's surface and an acoustical wave is produced through the discharge of compressed air, the detonation of small explosive charges, or other energy generating techniques. As the acoustical wave travels through the earth, portions are reflected by variations in the underlying rock layers, and the reflected energy is captured by sensors situated at intervals along specified paths from the point of acoustical impulse. The resulting signals are then converted to digital data and transmitted to a recording unit. This data is then input into a specialized data processing system that enhances the recorded signal by reducing noise and distortion and improving resolution and arranges the input data to produce, with the aid of plotting devices, an image of the subsurface strata. By interpreting seismic data, oil and gas companies create detailed stratigraphic maps of prospective areas and producing oil and gas reservoirs.

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

Over the last several years, worldwide demand for 3D surveys by major oil and gas companies and independent producers has increased. The greater precision and improved subsurface resolution obtainable from 3D seismic data have assisted them in finding new fields and more accurately delineating existing fields, as well as enhancing existing reservoir management and production monitoring techniques. Enhanced subsurface resolution obtainable from 3D studies has been a key factor in improving drilling success ratios and lowering finding and field extension costs. This improved technology, coupled with advances in drilling and completion techniques, is enhancing the industry's ability to find and develop oil and gas reserves.

The industry is experiencing growing demand for 3D multi-client data surveys. Increased leasing activity and the high costs of drilling exploration and development wells have created significant demand for large-scale surveys employing sophisticated data processing techniques. The relatively expensive cost of acquiring and processing this data has prompted many oil and gas companies to participate in multi-client data surveys to reduce their geophysical expenses.

SERVICES AND MARKETS

The Company acquires seismic data in land, transition zone and marine environments and processes data acquired from its own crews as well as data acquired by other geophysical crews. The Company currently operates 13 land crews, 3 transition zone crews and 9 marine crews in selected markets worldwide. The Company also operates 20 seismic data processing facilities, located in major oil and gas centers around the world. When performing geophysical services under contract for oil and gas companies, the Company may be employed to acquire and/or process geophysical data. Under these arrangements, the Company's entire work-product belongs to the contracting party. The Company also acquires and processes geophysical data for its own account, preserving its work-product in a data library for later licensing on a non-exclusive basis. When acquiring data for its library, the Company seeks pre-funding commitments for a large portion of the cost of such surveys from multiple clients.

The following tables set forth the Company's revenues by service group and geographical area:

  REVENUES BY SERVICE GROUP(1)                    Years Ended July 31,
                                           ----------------------------------
                                             1998         1997         1996
                                           --------     --------     --------
                                                 (In thousands of dollars)
  Land and transition zone acquisition     $229,754     $175,837     $117,667
  Marine acquisition                         85,852       64,429       54,360
  Data processing                            91,999       74,107       55,566
  Data library sales                        121,354       48,342       23,003
                                           --------     --------     --------
                 Total                     $528,959     $362,715     $250,596
                                           ========     ========     ========

  REVENUES BY GEOGRAPHICAL AREA               Years Ended July 31,
                                     ----------------------------------
                                       1998         1997          1996
                                     --------     --------     --------
                                           (In thousands of dollars)
  United States(2)                   $281,223     $184,013     $ 98,875
  Canada                               47,059       52,141       47,423
  Latin America                        93,494       51,157       36,346
  Europe                               51,089       42,798       37,394
  Middle East                          13,632        2,403
  Asia Pacific                         42,462       30,203       30,558
                                     --------     --------     --------
            Total                    $528,959     $362,715     $250,596
                                     ========     ========     ========

(1) Revenues from data acquisition and data processing services are recognized based on contractual rates set forth in the related contract if the contract provides a separate rate for each service provided. If the contract only provides a rate for the overall service, revenues are recognized based on the percentage of each service group's cost to total cost.

(2) Includes export sales of $458, $4,115 and $4,774 in fiscal 1998, 1997 and 1996, respectively.

In fiscal 1998, 1997 and 1996, 47%, 50% and 62%, respectively, of the Company's revenues were attributable to international operations and export sales. See
Note 16 of Notes to Consolidated Financial Statements for additional geographical information.

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

Contracts for exclusive data acquisition involve payments on either a turnkey method, time basis or on a combination of both methods. Under the turnkey method, payments for services are based upon the amount of data collected or processed, and the Company bears substantially all of the risk of business interruption caused by inclement weather and other hazards. When operating on a time basis, payments are based on agreed rates per unit of time, which may be expressed in periods ranging from days to months, and certain risks of business interruption (except for interruptions caused by failure of the Company's equipment) are borne by the customer. When a combination of both turnkey and time methods is used, the risk of business interruption is shared by the Company and the customer. In each case, progress payments are usually required unless it is expected that the job can be accomplished in a brief period. In recent years, the Company's contracts for data acquisition have been predominately on a turnkey or combination of turnkey/time basis. Substantially all exclusive data processing work is done on a turnkey basis.

LAND AND TRANSITION ZONE ACQUISITION

The Company's land and transition zone acquisition services are performed with seismic equipment using the latest technology. The equipment is capable of collecting both 2D and 3D data, has a combined recording capacity of approximately 31,000 channels and can be configured to operate up to 22 crews. A majority of the Company's land and transition zone acquisition services involve 3D surveys. The

Company is currently operating a total of 16 crews: eight in the United States, two in Canada, two in Argentina, two in Bolivia, one in Oman and one in Madagascar.

Each crew consists of: a surveying unit which lays out the lines to be recorded and marks the site for shot-hole placement or equipment location; an explosive or mechanical vibrating unit; and a recording unit that lays out the geophones and recording instruments, directs shooting operations and records the acoustical signal reflected from subsurface strata. On a typical land seismic survey, the seismic crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the seismic crew and bore shallow holes for explosive charges which, when detonated by the seismic crew, produce the necessary acoustical impulse. In locations where the use of explosives is precluded due to population density, technical requirements or ecological factors, a mechanical vibrating unit or compressed air is substituted for explosives as the acoustical source.

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

MARINE ACQUISITION

Marine acquisition services are carried out by the Company's crews operating from chartered vessels (except the Acadian Searcher which was purchased in December 1997) which have been modified or equipped to the Company's specifications. All of the vessels operated by the Company are equipped to perform both 2D and 3D seismic surveys. During the last several years, a majority of the marine seismic data acquisition services performed by the Company involved 3D surveys. The following table sets forth certain information concerning the geophysical vessels currently operated by the Company:

                         YEAR
                        ENTERED
      VESSEL            SERVICE         LOCATION           LENGTH        BEAM
  -------------------   -------    ------------------     --------     -------
  Acadian Searcher        1983     Offshore Australia     217 feet     44 feet
  Ross Seal               1987     Offshore Cambodia      176 feet     38 feet
  Polar Search            1992     Gulf of Mexico         300 feet     51 feet
  Pearl Chouest           1995     Gulf of Mexico         210 feet     40 feet
  Cape Romano             1996     Gulf of Mexico         155 feet     36 feet
  Polar Princess          1996     Gulf of Mexico         250 feet     46 feet
  Professor Kurentsov     1997     Offshore Canada        225 feet     41 feet
  Seabulk Veritas         1997     Gulf of Mexico         194 feet     40 feet
  Veritas Viking          1998     North Sea              305 feet     72 feet

The Polar Search, Polar Princess and Professor Kurentsov are chartered from a ship operator for initial terms which expire in January 2000, February 2000 and August 2001, respectively. The Veritas Viking is chartered from a ship owner on an initial term which expires in June 2006. The Company's other vessels, are operated under short-term charter arrangements expiring at various times through 1999. These charters contain certain options for the Company to extend terms at rates closely approximating the expiring terms and rates. Decisions on whether to extend the expiring vessel charters or enter into charters with other vessel owners will be made prior to each charter expiration date.

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

At present, three of the Company's vessels are equipped with multiple streamers and multiple energy sources, which acquire more lines of data with each pass, reducing completion time and the effective acquisition cost. A three vessel, multi-boat crew obtains similar benefits by recording the signals generated from two source arrays on the master vessel with cables towed by each of the master and two slave vessels. The Veritas Viking, the Company's largest vessel, was added in fiscal 1998 and is capable of deploying more than 12 seismic streamer cables. The Company has signed an eight-year charter for another large vessel to join its fleet, which will be a sister ship to the Veritas Viking and is expected to begin service in May 1999.

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

DATA PROCESSING

The Company currently operates 20 seismic data processing centers capable of processing 2D, 3D and four dimensional ("4D") data. A majority of the Company's data processing services are performed on 3D seismic data. At each of the centers, data received from the field, both from the Company and other geophysical crews, is processed to produce an image of the earth's subsurface using proprietary computer software and techniques developed by the Company. The Company also reprocesses older seismic data using new techniques designed to enhance the quality of the data. The Company's data processing centers have opened at various times from 1966 through 1998 and are located in Houston (two locations), Irving, Austin and Midland, Texas; Denver, Colorado; Oklahoma City, Oklahoma; Santa Cruz, Bolivia; Singapore; Crawley, England; Calgary, Alberta, Canada; Brisbane and Perth, Australia; Jakarta, Indonesia; Kuala Lumpur, Malaysia; Buenos Aires and Neuquen, Argentina; Caracas, Venezuela; Quito, Ecuador; and Abu Dhabi, U.A.E.

The Company's centers operate high capacity, advanced technology data processing systems based on NEC, SUN SGI and HP computer systems with high-speed networks. These systems utilize the Company's proprietary SEISMIC data processing software. The marine and land data acquisition crews have software identical to that utilized in the processing centers, allowing for ease in the movement of data from the field to the data processing centers. The Company operates both land and marine data processing centers and tailors the equipment and software deployed in an area to meet the local market demands.

To improve its speed and capacity in processing large 3D and 4D surveys, the Company installed a NEC supercomputer in its Houston processing center in early fiscal 1997. The success of this first system led to the installation of a second in the Crawley center in August 1997 and a third in Singapore in July 1998. These supercomputer installations act as global resources for all of the Company's data processing operations.

DATA LIBRARY SALES

The Company often acquires and processes data for its own account. The Company seeks pre-funding commitments from multiple customers for a large portion of the cost of these surveys thereby lowering investment risk. In recent periods, the Company has generally received commitments in excess of 70%, however future market conditions may impact these commitment levels. Once acquired and processed, these surveys are then licensed for use to other customers on a non-exclusive basis. Factors considered in determining whether to undertake such surveys include the availability of initial participants to underwrite a percentage of the costs, the location to be surveyed, the probability and timing of future lease, concession and development activity in the area and the availability, quality and price of competing data.

The relatively expensive cost of acquiring and processing seismic data has prompted many oil and gas companies to participate in multi-client surveys to reduce their geophysical expenses. In response to this increased demand, the Company is adding to its data library, primarily in the Gulf of Mexico, the North Atlantic Margin and Asia Pacific. While historically the Company's multi-client data library has been offshore, the Company began adding onshore surveys in Mississippi, Wyoming and Texas in fiscal 1997. As of July 31, 1998, the Company's multi-client data library included approximately 1.8 million line kilometers of survey data.

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

Currently, the Company employs approximately 59 persons in its research and development activities, substantially all of whom are scientists, engineers or programmers. During fiscal 1998, 1997 and 1996, research and development expenditures were $6.2 million, $3.7 million, and $3.2 million, respectively.

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

The capital expenditure program for fiscal 1999 requires expenditures of approximately $95.2 million, and another $8.2 million is budgeted for research and development activities. The level of future capital expenditures will depend on the availability of funding and market requirements as dictated by oil and gas company activity levels.

The following table sets forth a summary of the Company's capital expenditures:

                                                Years Ended July 31,
                                         -------------------------------
                                          1998        1997         1996
                                         -------     -------     -------
                                            (In thousands of dollars)
Land and transition zone acquisition     $29,207     $38,024     $15,020
Marine acquisition                        43,599      34,482       7,757
Data processing                           24,701      19,743       8,394
Other                                      2,042       3,801       1,689
                                         -------     -------     -------
Total                                    $99,549     $96,050     $32,860
                                         =======     =======     =======

COMPETITION AND OTHER BUSINESS CONDITIONS

The acquisition and processing of seismic data for the oil and gas exploration industry has historically been highly competitive worldwide. As a result of changing technology and increased capital requirements, the seismic industry has consolidated substantially since the late 1980's. The largest competitors remaining in the market are Western Geophysical (a division of Baker Hughes Inc.), Geco-Prakla (a division of Schlumberger), Compagnie Generale Geophysique and Petroleum Geo-Services ASA. Management believes the Company is the fifth largest geophysical services company based on revenues. Competition for available seismic surveys is based on several competitive factors, including price, crew experience, equipment availability, technological expertise and reputation for quality and dependability.

The Company's data acquisition activities often are conducted under extreme weather and other hazardous conditions. Accordingly, these operations are subject to risks of injury to personnel and loss of equipment. The Company carries insurance against the destruction of, or damage to, its chartered vessels, geophysical equipment and property and injury to persons that may result from its operations and considers the amounts of such insurance to be adequate. The Company may not be able to obtain insurance against certain risks or for equipment located from time to time in certain areas of the world. The Company obtains insurance against war, expropriation, confiscation and nationalization when such insurance is available and when management considers it advisable to do so. Such coverage is not always available and, when available, is subject to unilateral cancellation by the insuring companies on short notice. The Company also carries insurance against pollution hazards.

Fixed costs, including costs associated with vessel charters and operating leases, labor costs, depreciation, and interest expense, account for a substantial percentage of the Company's costs and expenses. As a result, downtime or low productivity resulting from reduced demand, equipment failures, weather interruptions or otherwise, can result in significant operating losses.

BACKLOG

At July 31, 1998, the Company's backlog of commitments for services was $299.8 million, compared with $257.3 million at July 31, 1997. It is anticipated that a majority of the July 31, 1998 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any succeeding fiscal period.

SIGNIFICANT CUSTOMERS

Historically, the Company's principal customers have been international oil and gas companies, foreign national oil companies and independent oil and gas companies. No single customer accounted for 10% or more of total revenues during the years ended July 31, 1998, 1997 and 1996.

EMPLOYEES

At July 31, 1998, the Company had approximately 4,000 full-time employees. With the exception of 351 unionized employees working at the Singapore data processing center or on Argentina land crews, none of its employees are subject to collective bargaining agreements. The Company considers the relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company's headquarters in Houston are located in a 12-story office building and occupy approximately 106,000 square feet of leased premises. Approximately 38% of this space is devoted to data processing operations, and the balance houses executive, accounting, research and development and geophysical operating personnel. The Company leases additional space aggregating approximately 445,000 square feet which is used primarily for seismic data processing operations, exploration and development information services, geophysical operating personnel and warehousing in Austin, Galveston, Houston, Irving and Midland, Texas; Denver, Colorado; New Iberia, Louisiana; Oklahoma City, Oklahoma; Buenos Aires and Neuquen, Argentina; Brisbane and Perth, Australia; Santa Cruz, Bolivia; Calgary, Alberta, Canada; Quito, Ecuador; Crawley, England; Kuala Lumpur, Malaysia; Muscat, Oman; Singapore; Caracas, Venezuela; and Abu Dhabi, U.A.E. These facilities are conventional office space, except for any modifications in wiring, air conditioning and lighting necessary to accommodate computer equipment. Leases covering the Company's facilities expire at varying times from 1998 through 2013. The Company owns property in Jackson, Mississippi, comprising 37,551 square feet of office and workshop facilities and in Calgary, Alberta, Canada comprising 15,000 square feet of office space and maintenance facilities. Additionally, the Company owns approximately two acres in Calgary, Alberta, Canada used for equipment storage.


ITEM 3.   LEGAL PROCEEDINGS

As of September 30, 1998, the Company was not a party to, nor was its property the subject of any material pending legal proceedings, as defined by relevant rules and regulations of the Securities and Exchange Commission.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1998.

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

                         Period                High           Low
                       -----------          ---------     ---------
          1998         1st Quarter          $ 50 1/8      $ 25
                       2nd Quarter            47 5/16       26 1/2
                       3rd Quarter            54 1/2        36
                       4th Quarter            60 7/8        30 7/16

          1997         1st Quarter          $ 21 1/2      $ 11 1/2
                       2nd Quarter            25 1/4        16 1/2
                       3rd Quarter            21 1/4        15 1/2
                       4th Quarter            26 5/8        18 1/8

On September 30, 1998, the last reported sale price of the Company's common stock on the New York Stock Exchange was $16 11/16 per share. On September 30, 1998, the approximate number of holders of record of common stock was 131.

Historically, the Company has not paid any dividends on its common stock and has no present plans to pay any dividends. The payment of any future dividends on common stock would depend, among other things, upon the current and retained earnings and financial condition of the Company and upon a determination by its board of directors that the payment of dividends would be desirable. In addition, the Company's senior notes due October 2003 limit the payment of dividends. (See Note 4 of Notes to Consolidated Financial Statements.)

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data as of and for each of the five years in the period ended July 31, 1998, which has been restated for the Combination (see Note 2 of Notes to Consolidated Financial Statements) which was accounted for as a pooling of interests. In addition, earnings per share for the years ended July 31, 1995 and 1994 have been adjusted to reflect a one-for-three reverse stock split effected in January 1995.

As a result of the differing year ends of Digicon and VES, results of operations for dissimilar year ends have been combined. Digicon's results of operations for fiscal years ended July 31, 1994 and 1995 have been combined with VES' results of operations for fiscal years ended October 31, 1994 and 1995, respectively. To conform year ends, Digicon's results of operations for the year ended July 31, 1996 have been combined with VES' results of operations for the twelve months ended July 31, 1996. Accordingly, VES' operating results for the period August 1, 1995 through October 31, 1995 are included in the years ended July 31, 1995 and 1996. An adjustment in an amount equal to the results of operations for the three-month period is included in the consolidated statements of changes in stockholders' equity. VES' revenues, net income and earnings per share and earnings per share assuming dilution were $22,150,000, $936,000 and $.05, respectively, for the period August 1, 1995 through October 31, 1995.

                                                                          Years Ended July 31,
                                             ---------------------------------------------------------------------------
                                                1998             1997           1996            1995            1994
                                             -----------     -----------     -----------     -----------     -----------
                                                              (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
   Revenues                                  $   528,959     $   362,715     $   250,596     $   215,630     $   178,392
   Net income (loss)                              66,958          25,125           1,281           5,594         (10,354)
   Earnings (loss) per common share                 2.96            1.33             .07             .31            (.66)
   Earnings (loss) per common share -
     assuming dilution                              2.87            1.30             .07             .31            (.66)

                                                                                As of July 31,
                                             ----------------------------------------------------------------------------
                                                1998             1997            1996            1995            1994
                                             -----------     -----------      -----------     -----------     -----------
                                                                          (In thousands of dollars)
BALANCE SHEET DATA:
   Total assets                              $   478,490     $   385,089     $   198,592      $  184,340     $  171,814
   Long-term debt (including current
     maturities)                                  75,561          75,971          41,090          36,788         31,104

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH FISCAL 1997

Revenues. Revenues increased 46% from $362.7 million to $529.0 million during the current year. Although all service groups improved, multi-client data library sales showed the largest increase at 151%, from $48.4 million to $121.3 million. Over the past two years, as oil and gas companies have moved toward multi-client surveys to reduce finding costs, the Company has significantly increased its data library. Sales were mainly from marine surveys in the deepwater Gulf of Mexico and North Atlantic Margin.

Land and transition zone acquisition revenues increased 31% from $175.8 million to $229.8 million as a result of additional recording capacity, including the purchase of equipment to configure up to two crews in Oman and the addition of one crew in Latin America, and operating efficiencies from upgraded and standardized equipment. Warmer than usual winter conditions, an extended spring breakup period and a decrease in deep gas seismic activity in Canada had a negative impact on revenues.

Marine acquisition revenues increased 33% from $64.4 million to $85.9 million even though five vessels were in drydock approximately one month each for regularly scheduled maintenance at various times during the year. The increase was primarily due to additional streamer capacity and an increase in demand for multi-client surveys, particularly in the Gulf of Mexico. In addition, the Company chartered a new vessel beginning June 1998 that set Company production records.

Data processing revenues increased 24% from $74.1 million to $92.0 million as a result of increases in market activity, volume of data acquired in 3D surveys and demand for computer intensive processes such as prestack time and depth migration. The Company has substantially upgraded its processing centers, including the addition of a second NEC supercomputer in Crawley, England and several multi-noded workstations, to meet this increased demand.

Operating Expenses. Costs of services increased 28% from $271.7 million to $346.9 million, but as a percent of revenues decreased from 75% to 66%. The improvement in operating margins is mainly attributable to significant sales and performance of multi-client data surveys that generally have higher margins. Data processing operating margins also showed improvement due to more efficient equipment. Land and transition zone margins remained consistent.

Depreciation and Amortization. Depreciation and amortization expense increased 38% from $40.6 million to $56.1 million due to the large increase in capital expenditures over the past two years.

Selling, General and Administrative. Selling, general and administrative expenses increased 65% from $11.4 million to $18.8 million resulting primarily from the addition of staff to support the Company's expanded operations and costs incurred in implementing new administrative and accounting systems and a more aggressive marketing strategy.

Interest Expense. Interest expense includes an $800,000 reduction in the current year for interest capitalized on the build out of the Company's newly chartered vessel.

Other Income (Expense). Other income (expense) increased from a loss of $630,000 to income of $338,000 primarily from interest income earned on higher average cash balances. This increase was offset by net foreign currency losses resulting from fluctuations in foreign money markets.

Income Taxes. Provision for income taxes increased from $6.1 million to $34.2 million as a result of the Company's increased profitability. The effective tax rate increased from 20% to 34% due to the write-off of certain of the Company's investments in the prior year.

FISCAL 1997 COMPARED WITH FISCAL 1996

Revenues. For fiscal 1997, total revenues increased 45% from $250.6 million to $362.7 million. Land and transition zone acquisition revenues increased 49% from $117.6 million to $175.8 million as a result of higher demand, additional capacity of 9,000 channels and operating efficiencies from upgraded and standardized equipment. Demand improved significantly in Canada and remained high during the spring break-up period. Contracts in the Company's other markets had longer terms, larger channel requirements, better prices and improved weather protection clauses.

Marine acquisition revenues increased 19% from $54.4 million to $64.4 million primarily due to increased utilization of the Company's vessels, higher productivity from the upgrade to Syntron equipment, the addition of the Polar Princess in the first quarter and another short-term chartered vessel in the fourth quarter.

Data processing operations increased 33% from $55.6 million to $74.1 million due to increases in capacity, productivity and volumes of data available for processing. The Company substantially upgraded its processing centers, installed a NEC supercomputer in Houston and opened new centers in Abu Dhabi, Australia, Ecuador and Oklahoma.

Multi-client data sales increased 110% from $23.0 million to $48.4 million due to expanding customer interest in the Gulf of Mexico, especially deepwater and sub-salt areas, and North Sea multi-client data surveys.

Operating Expenses. Costs of services increased 37% from $198.7 million to $271.7 million, but as a percent of revenues decreased from 79% to 75%. The improvement in operating margins is attributable to higher prices due to increased market demand, better equipment utilization and higher productivity for all service groups as discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased 51% from $26.9 million to $40.6 million due to the extensive 1997 capital expenditure program.

Selling, General and Administrative. Selling, general and administrative expenses increased 57% from $7.3 million to $11.4 million, resulting primarily from costs incurred in implementing new administrative and accounting systems, pursuing a more aggressive marketing strategy and from incentive compensation as a result of the Company's improved performance.

Interest. Interest expense increased 37% from $5.5 million to $7.5 million due to increased debt levels required to finance the Company's 1997 capital expenditure program. The Company issued $75 million of senior notes during the year.

Merger Related Costs. Merger related costs consist primarily of one month of investment banking and professional fees and expenses incurred in connection with the Combination.

Income Taxes. Provision for income taxes increased from $2.0 million to $6.1 million as a result of the Company's increased profitability. However, the effective tax rate was reduced in the current year by the write-off of certain of the Company's investments.

Equity in (earnings) loss. Equity in (earnings) loss is related to the Indonesian joint venture. An increase in marine acquisition surveys and the sale of multi-client data library account for the increased profitability of the joint venture in the current year.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

The Company's internal sources of liquidity are cash, short-term investments and cash flow from operations. External sources include the unutilized portion of a revolving credit facility, public financing, equipment financing and trade credit.

In October 1996, the Company completed a $75.0 million public offering of Senior Notes due in October 2003 (the "Senior Notes"). The net proceeds from the Senior Notes were used to retire outstanding indebtedness of the Company and fund a portion of the Company's capital expenditures in fiscal 1997. The indenture relating to the Senior Notes (the "Indenture") contains certain covenants, including covenants that limit the Company's ability to, among other things, incur additional debt, pay dividends, and complete mergers, acquisitions and sales of assets. The Company is in compliance with all covenants of the agreement at July 31, 1998. Upon a change in control of the Company (as defined in the Indenture), holders of the Senior Notes have the right to require the Company to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually.

In July 1998, the Company obtained a new revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances are limited by an unsecured borrowing base and bear interest, at the Company's election, at LIBOR or prime rate plus a margin based on certain ratios maintained by the Company. Currently, the borrowing base exceeds the maximum commitment. Covenants in the agreement limit, among other things, the Company's right to take certain actions, including creating indebtedness. In addition, the agreement requires the Company to maintain certain financial ratios. The Company is in compliance with all covenants of the agreement and there were no outstanding advances as of July 31, 1998.

The Company requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. The Company's foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, receivables denominated in foreign currencies are subject to fluctuations in foreign money markets. Approximately 47% of revenues for the year ended July 31, 1998 were attributable to the Company's foreign operations. The Company has also increased its participation in multi-client data surveys and has significantly expanded its multi-client data library. Because of the lead-time between survey execution and sale, partially funded multi-client data surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, the Company's liquidity will be affected; however, the Company believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

The Company's capital budget for fiscal 1999 is $95.2 million which includes expenditures of $30.0 million to maintain or replace the Company's current operating equipment and $65.2 million to expand capacity, including the outfitting of a new marine seismic vessel. Research and development costs are estimated at $8.2 million in fiscal 1999.

The Company will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs and meet its principal and interest obligations with respect to outstanding indebtedness. The Company anticipates that cash and short-term investments, cash flow from operations, the unutilized portion of the revolving credit facility and borrowings permitted under the Indenture and revolving credit facility will provide sufficient liquidity to fund these requirements through fiscal 1999. However, the Company's ability to meet its obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond the Company's control. For example, due to the continuing low price levels of crude oil, exploration and production expenditures may experience some contraction during 1999, which may affect exploration budgets allocated to seismic expenditures. If the Company is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the revolving credit facility or the Indenture, it may be required to refinance all or a portion of its existing debt or obtain additional financing. There can be no assurance that the Company would be able to obtain such refinancing or financing, or that any refinancing or financing would result in a level of net proceeds required.

OTHER

The Company has prepared a formal plan to address Year 2000 issues as they relate to the Company's business and its operations. In accordance with that plan, the Company has evaluated all internal hardware and software used in its operations, including those used to support the Company's activities, such as seismic data acquisition and processing equipment and accounting and payroll systems. In the ordinary course of business, the Company has replaced a significant amount of its hardware and software with Year 2000 compliant systems. A replacement schedule has been prepared for its remaining non-compliant systems and an ongoing monitoring program and contingency procedures in the event of unanticipated non-compliance problems have been established. The Company has also identified all external relationships, mainly suppliers and customers, and mailed each entity an internally prepared questionnaire regarding Year 2000 issues. Approximately 95% of the questionnaires have been returned and indicate a state of readiness. The remaining 5% do not pertain to critical systems. The Company estimates that it will complete its plan, including remedial actions, by June 30, 1999 and is not aware of any material contingencies or costs that will be incurred.

Since the Company's quasi-reorganization with respect to Digicon on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the year ended July 31, 1998 the Company recognized $1.6 million related to these benefits, due to the increased profitability of the Company during the current fiscal year and anticipated profitability in the next fiscal year. See Note 6 of Notes to Consolidated Financial Statements.

The Company maintains operations in Europe, which are predominately conducted from its U.K. offices. Although the U.K. has not currently elected to convert to the new "euro" currency, the Company does have transactions with companies in countries that will adopt the new currency. The Company has made a preliminary assessment and does not anticipate any material effect to the financial statements as a result of the new currency.

See Note 1 of Notes to Consolidated Financial Statements regarding new accounting pronouncements not yet adopted.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Veritas DGC Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

Houston, Texas
October 1, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Veritas DGC Inc.



We have audited the consolidated statements of income, cash flows and changes in stockholders' equity of Veritas DGC Inc. and subsidiaries for the year ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The consolidated financial statements give retroactive effect to the merger of Digicon Inc. and Veritas Energy Services Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statements of income, cash flows and changes in stockholders' equity of Veritas Energy Services Inc. for the year ended October 31, 1995 or for the twelve months ended July 31, 1996, which statements reflect total revenues of $109,996,000 for the year ended October 31, 1995 and $118,591,000 for the twelve months ended July 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Veritas Energy Services Inc. for 1995 and 1996, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Veritas DGC Inc. and subsidiaries and its cash flows for the year ended July 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
October 10, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Veritas Energy Services Inc.


We have audited the consolidated statements of income, retained earnings and changes in financial position of Veritas Energy Services Inc. for the nine months ended July 31, 1996 and for the year ended October 31, 1995 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations of the Company and the changes in its financial position for the nine months ended July 31, 1996 and for the year ended October 31, 1995 in accordance with Canadian generally accepted accounting principles.



PRICE WATERHOUSE
Chartered Accountants

Calgary, Alberta
September 20, 1996

                        VERITAS DGC INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                   For the Years Ended July 31,
                                                             ---------------------------------------
                                                                1998           1997           1996
                                                             ---------      ---------      ---------
REVENUES                                                     $ 528,959      $ 362,715      $ 250,596

COSTS AND EXPENSES:
    Cost of services                                           346,896        271,656        198,711
    Write-off/write-down for impairment of assets                                              3,628
    Depreciation and amortization                               56,121         40,631         26,921
    Selling, general and administrative                         18,758         11,408          7,255
    Other (income) expense:
        Interest                                                 7,318          7,484          5,466
        Merger related costs                                                      597          3,666
        Other                                                     (338)           630            546
                                                             ---------      ---------      ---------
                  Total costs and expenses                     428,755        332,406        246,193
                                                             ---------      ---------      ---------

Income before provision for income taxes and equity in         100,204         30,309          4,403
     (earnings) loss of 50% or less-owned companies and
     joint ventures
Provision for income taxes                                      34,218          6,062          2,009
Equity in (earnings) loss of 50% or less-owned companies
     and joint ventures                                           (972)          (878)         1,113
                                                             ---------      ---------      ---------
NET INCOME                                                   $  66,958      $  25,125      $   1,281
                                                             =========      =========      =========


PER SHARE:
    Earnings per common share                                $    2.96      $    1.33      $     .07
                                                             =========      =========      =========
    Weighted average common shares                              22,594         18,898         17,882
                                                             =========      =========      =========

    Earnings per common share - assuming dilution            $    2.87      $    1.30      $     .07
                                                             =========      =========      =========
    Weighted average common shares - assuming dilution          23,315         19,364         18,095
                                                             =========      =========      =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (In thousands of dollars, except par value)

                                                                                           July 31,
                                                                                   ------------------------
                                                                                     1998           1997
                                                                                   ---------      ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                     $  40,089      $  71,177
     Restricted cash investments                                                         186            550
     Accounts and notes receivable (net of allowance for doubtful accounts:
        1998, $1,248; 1997, $646)                                                    151,820        120,946
     Materials and supplies inventory                                                  4,106          2,333
     Prepayments and other                                                            16,290         10,429
                                                                                   ---------      ---------
           Total current assets                                                      212,491        205,435

Property and equipment:
     Seismic equipment                                                               206,449        156,264
     Data processing equipment                                                        72,925         54,516
     Seismic ship                                                                      7,534
     Leasehold improvements and other                                                 39,116         29,978
                                                                                   ---------      ---------
           Total                                                                     326,024        240,758
        Less accumulated depreciation                                                151,104        108,004
                                                                                   ---------      ---------
           Property and equipment - net                                              174,920        132,754

Multi-client data library                                                             51,143         20,904
Investment in and advances to joint ventures                                           2,943          2,908
Goodwill (net of accumulated amortization: 1998, $3,233; 1997, $2,725)                 2,655          3,163
Deferred tax asset                                                                    19,157         10,213
Other assets                                                                          15,181          9,712
                                                                                   ---------      ---------
           Total                                                                   $ 478,490      $ 385,089
                                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                          $     289      $     383
     Accounts payable - trade                                                         42,493         39,007
     Accrued interest                                                                  2,234          2,188
     Other accrued liabilities                                                        50,753         38,669
     Income taxes payable                                                             10,682          3,486
                                                                                   ---------      ---------
           Total current liabilities                                                 106,451         83,733

Non-current liabilities:
     Long-term debt - less current maturities                                         75,272         75,588
     Other non-current liabilities                                                     5,071          4,467
                                                                                   ---------      ---------
           Total non-current liabilities                                              80,343         80,055

Commitments and contingent liabilities (See Note 8)

Stockholders' equity:
     Preferred stock, $.01 par value; authorized:1,000,000 shares; none issued
     Common stock, $.01 par value; authorized: 40,000,000 shares; issued:
        21,278,653 and 19,982,040 shares (excluding 1,505,915 and 2,367,071
        Exchangeable Shares, respectively) at July 31, 1998 and 1997,
        respectively                                                                     213            200
     Additional paid-in capital                                                      202,512        194,764
     Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)          94,358         27,400
     Cumulative foreign currency translation adjustment                               (3,660)        (1,063)
     Less: Treasury stock, at cost; 50,000 shares at July 31, 1998                    (1,727)
                                                                                   ---------      ---------
        Total stockholders' equity                                                   291,696        221,301
                                                                                   ---------      ---------
           Total                                                                   $ 478,490      $ 385,089
                                                                                   =========      =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                                   For the Years Ended July 31,
                                                                           ------------------------------------------
                                                                                1998           1997           1996
                                                                             ---------      ---------      ---------
OPERATING ACTIVITIES:
     Net income                                                              $  66,958      $  25,125      $   1,281
     Non-cash items included in net income:
        Write-off/write-down for impairment of assets                                                          3,628
        Depreciation and amortization                                           56,121         40,631         26,921
        Amortization of deferred gain on sale/leaseback                                                         (103)
        Loss on disposition of property and equipment                            1,549          1,151            875
        Equity in (earnings) loss of 50% or less-owned companies and
           joint ventures                                                         (972)          (878)         1,113
        Write-down of multi-client data library to market                          689          2,604          1,774
        Deferred taxes                                                          (7,314)          (924)
        Other                                                                                                     61
     Change in operating assets/liabilities:
        Accounts and notes receivable                                          (30,874)       (55,499)        (9,466)
        Materials and supplies inventory                                        (1,773)          (674)          (241)
        Prepayments and other                                                   (5,861)        (2,230)        (1,807)
        Multi-client data library                                              (30,928)         2,120            574
        Other                                                                   (5,598)        (4,282)           851
        Accounts payable - trade                                                 1,043         11,003            952
        Accrued interest                                                            46          1,875            (96)
        Other accrued liabilities                                               12,084         18,764            796
        Income taxes payable                                                     7,196          1,672           (227)
        Other non-current liabilities                                              604          2,952         (1,541)
     Adjustment to conform fiscal year of Veritas Energy Services Inc.                                        (5,268)
                                                                             ---------      ---------      ---------
           Total cash provided by operating activities                          62,970         43,410         20,077

FINANCING ACTIVITIES:
     Payments of secured term loans                                                           (10,854)
     Payments of long-term debt                                                   (410)       (24,976)       (11,437)
     Borrowings from long-term debt                                                               781          1,500
     Net payments  under credit agreements                                                    (11,458)        (2,665)
     Borrowings from senior notes                                                              75,000
     Debt issue costs                                                                          (2,765)
     Net proceeds from sale of common stock                                      6,131         80,515          4,470
     (Purchase) sale of treasury stock                                          (1,727)                        3,972
                                                                             ---------      ---------      ---------
           Total cash provided (used) by financing activities                    3,994        106,243         (4,160)

INVESTING ACTIVITIES:
     (Increase) decrease in restricted cash investments                            364           (223)           343
     (Increase) decrease in investment in and advances to joint ventures           937           (567)        (2,372)
     Purchase of property and equipment                                        (97,106)       (89,112)       (14,459)
     Sale of property and equipment                                                221          1,037            668
                                                                             ---------      ---------      ---------
           Total cash used by investing activities                             (95,584)       (88,865)       (15,820)
     Currency (gain) loss on foreign cash                                       (2,468)           317           (107)
                                                                             ---------      ---------      ---------
     Change in cash and cash equivalents                                       (31,088)        61,105            (10)
     Beginning cash and cash equivalents balance                                71,177         10,072         10,082
                                                                             ---------      ---------      ---------
     Ending cash and cash equivalents balance                                $  40,089      $  71,177      $  10,072
                                                                             =========      =========      =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                                     For the Years Ended July 31,
                                                                                  ---------------------------------
                                                                                   1998         1997         1996
                                                                                  -------      -------      -------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for:
        Accounts and notes receivable - deferred credits utilized                 $            $            $   866
        Execution of equipment purchase obligations                                              6,388       16,963
        Accounts payable - trade                                                    2,443          550          572
    Utilization of net operating losses existing prior to the
       quasi-reorganization resulting in an increase (decrease) in:
        Deferred tax asset valuation allowance                                     (1,630)      (9,867)
        Additional paid-in capital                                                  1,630        9,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest -
           Senior notes                                                             6,513        3,496
           Equipment purchase obligations                                             113          673        1,878
           Secured term loans                                                                      274          506
           Credit agreements                                                           53          403        1,843
           Other                                                                      603          656        1,286
        Income taxes                                                               33,369        1,891        5,086


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996
                            (In thousands of dollars)

                                                                                                   Accumulated
                                                              Treasury Stock,                       Earnings        Cumulative
                                   Common Stock Issued           At Cost                         (from August 1,      Foreign
                                  ----------------------  ----------------------     Additional     1991 with        Currency
                                                   Par                                Paid-In        respect        Translation
                                       Shares     Value      Shares       Amount      Capital    to Digicon Inc.)    Adjustment
                                  -------------- -------  -----------   ---------   -----------  -----------------  -------------
BALANCE, JULY 31, 1995                11,134,939 $   111     (858,497)  $  (4,772)  $   100,797  $           1,930  $         (66)
Treasury stock issued for cash,
   net of issue costs                                         858,497       4,772          (800)
Common stock issued for cash
   upon exercise of warrants              29,433                                            530
Common stock issued for cash
   under employee stock option
   plan                                  181,497       2                                  2,448
Common stock certificates
   cancelled                             (11,517)
Registration and filing costs                                                               (30)
Exchangeable stock issued for
   cash under employee stock
   purchase plan -Veritas Energy
   Services Inc.                                                                             12
Exchangeable stock issued for
   cash under employee stock
   option plan -Veritas Energy
   Services Inc.                                                                          1,512
Cumulative foreign currency
   translation adjustment                                                                                                    (868)
Net income                                                                                                   1,281
Adjustment to conform fiscal
   year of Veritas Energy
   Services Inc.                                                                                              (936)
                                  -------------- -------  -----------   ---------   -----------  -----------------  -------------
BALANCE, JULY 31, 1996                11,334,352     113                                104,469              2,275           (934)
Common stock issued for
   exchangeable stock                  4,645,968      47                                    (47)
Common stock issued for cash
   upon exercise of warrants             191,333       2                                  1,029
Common stock issued for cash
   under employee stock option
   plan                                  360,387       3                                  3,121
Common stock issued for cash,
   net of issue costs                  3,450,000      35                                 76,416
Registration and filing costs                                                               (91)
Utilization of net operating
   loss carryforwards existing
   prior to quasi-reorganization                                                          9,867
Cumulative foreign currency
   translation adjustment                                                                                                    (129)
Net income                                                                                                  25,125
                                  -------------- -------  -----------   ---------   -----------  -----------------  -------------
BALANCE, JULY 31, 1997                19,982,040     200                                194,764             27,400         (1,063)
Common stock issued for
   exchangeable stock                    871,818       9                                     (9)
Common stock issued for cash
   upon exercise of warrants              42,000                                            189
Common stock issued for cash
   under employee stock option
   plan                                  326,731       3                                  3,925
Common stock issued for services
   under restricted stock
   agreements                              3,333                                            169
Common stock issued for cash
   under employee stock purchase
   plan                                   52,731       1                                  1,864
Common stock reacquired for
   cash, including fees                                       (50,000)     (1,727)
Registration and filing costs                                                               (20)
Utilization of net operating
   loss carryforwards existing
   prior to quasi-reorganization                                                           1,630
Cumulative foreign currency
   transaction adjustment                                                                                                  (2,597)
Net income                                                                                                  66,958
                                  -------------- -------  -----------   ---------  ------------  -----------------  -------------
BALANCE, JULY 31, 1998                21,278,653 $   213      (50,000)  $  (1,727) $    202,512  $          94,358  $      (3,660)
                                  ============== =======  ===========   =========  ============  =================  =============

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Veritas DGC Inc. (the "Company") provides seismic data acquisition, data processing, multi-client data sales and exploration and development information services to the petroleum industry in selected markets worldwide. The accompanying consolidated financial statements include the accounts of Veritas DGC Inc., formerly Digicon Inc. ("Digicon"), and all majority-owned domestic and foreign subsidiaries. Investments in 50% or less-owned companies and joint ventures are accounted for on the equity method. All material intercompany balances and transactions have been eliminated. All financial information for all periods presented prior to the merger on August 30, 1996 between Digicon and Veritas Energy Services Inc. ("VES") includes the results of VES. (See Note 2.) The merger has been accounted for as a pooling of interests. Digicon effected a quasi-reorganization adjustment as of July 31, 1991 in which its accumulated deficit at July 31, 1991 of $139,751,000 was offset against additional paid-in capital.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of the $75.0 million senior notes included in long-term debt and $2.2 million of related accrued interest is $78.5 million based on the present value of total payments due at the high yield corporate bond rate at July 31, 1998. The carrying value is a reasonable estimate of fair value for all other instruments.

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

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which will supersede the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement addresses disclosures only and will require the Company to provide a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets in addition to disclosures already presented. The Company will be required to implement this statement in fiscal year 1999.

TRANSLATION OF FOREIGN CURRENCIES

The Company has determined that the United States ("U.S.") dollar is its primary functional currency and, accordingly, most foreign entities translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. The remaining foreign entities use the Canadian dollar as their functional currency and translate all assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of assets and liabilities are recorded in the cumulative foreign currency translation adjustment account in stockholders' equity. Remeasurement gains and losses are included in the determination of net income and are reflected in other costs and expenses. (See
Note 13.)


CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, the Company has defined "cash equivalents" as items readily convertible into known amounts of cash with original maturities of three months or less.

RESTRICTED CASH INVESTMENTS

Restricted cash investments in the amounts of $186,000 and $550,000 at July 31, 1998 and 1997, respectively, were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business.


ACCOUNTS RECEIVABLE

Included in accounts and notes receivable at July 31, 1998 and 1997 are unbilled amounts of approximately $43,058,000 and $17,308,000, respectively. Such amounts are either not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months or are currently billable and will be invoiced in the next monthly statement cycle.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

INVENTORIES

Inventories of materials and supplies are stated at the lower of average cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                           Estimated Useful
                                                 Life
                                           ----------------
    Seismic equipment                             3-5
    Data processing equipment                       3
    Seismic ship                                    5
    Leasehold improvements and other             3-10

Expenditures for routine repairs and maintenance are charged to expense as incurred; expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related asset. The net gain or loss on property and equipment disposed of is included in other costs and expenses. (See Note 13.)

In fiscal 1996, the Company recognized impairment of assets in the amount of $3,628,000 or $.20 per common share and per common share - assuming dilution. (See Note 12.)

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

GOODWILL

The Company records the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized using the straight-line method over a period of 10 to 20 years which approximates the period benefits are expected to be derived. The Company periodically reviews the carrying value of goodwill in relation to the current and expected operating results of the businesses or joint ventures in order to assess whether there has been a permanent impairment of such amounts.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

MOBILIZATION COST

Transportation and make-ready expenses of seismic operations incurred prior to commencement of business in an area, that would not have been incurred otherwise, are deferred and amortized over the lesser of the term of the related contract or backlog of contracts in that area or one year. Amounts applicable to operations for the Company's own account are included in the cost of the multi-client data library. Unamortized mobilization costs are shown as other assets and totaled $818,000 at July 31, 1998. There were no unamortized mobilization costs at July 31, 1997.

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense when incurred. Research and development costs for the years ended July 31, 1998, 1997 and 1996 were $6,196,000, $3,725,000 and $3,193,000, respectively.

STOCK-BASED COMPENSATION

The Company maintains stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share of compensation expense that would have been recorded using the fair value based method is reported through disclosure. (See Note 9.)


EARNINGS PER SHARE

All per share amounts contained herein have been restated in accordance with SFAS No. 128, "Earnings per Share," which became effective for interim and annual reporting periods ending after December 15, 1997. This statement requires the computation of earnings per share based upon weighted average common shares outstanding and earnings per share - assuming dilution based upon weighted average common shares outstanding and additional common shares, utilizing the treasury stock method and average market prices, that would have been outstanding if dilutive potential common shares had been issued. (See Note 14.)

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

2.      BUSINESS COMBINATION

Veritas DGC Inc. was formerly named Digicon Inc. ("Digicon"). On August 30, 1996, Digicon and Veritas Energy Services Inc. ("VES"), a Canadian company, consummated a business combination (the "Combination"). VES became a wholly owned subsidiary of Digicon and Digicon changed its name to Veritas DGC Inc. (the "Company"). As a result of the Combination, each share of VES no par value common shares outstanding was converted into the right to receive VES no par value exchangeable stock (the "Exchangeable Stock") at an exchange ratio of 0.8 of a share of Exchangeable Stock per VES common share. All of the holders of VES common shares, except for those shareholders who perfected and properly exercised their right to dissent from the Combination and received fair value of their shares in cash, became holders of Exchangeable Stock and accordingly, 7,023,701 shares of Exchangeable Stock were issued. The aggregate stated capital of the Exchangeable Stock is equal to the aggregate stated capital immediately prior to the Combination of the VES common shares that were exchanged or approximately $30.0 million. The Exchangeable Stock is convertible, at the discretion of the stockholder, on a one-for-one basis into shares of the Company's $0.01 par value common stock and their holders have rights identical to the holders of the Company's common stock. Options to purchase shares of VES common stock ("VES Option") were converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per VES Option. (See Note 9.) The VES articles of amalgamation were amended to reduce the number of authorized VES common shares to one which is held by the Company.

The Combination has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been prepared on a basis that includes the accounts of Digicon and VES. Information concerning common stock and per share data has been restated on an equivalent share basis. As a result of the differing year ends of Digicon and VES, results of operations for dissimilar year ends have been combined. Digicon's results of operations for the year ended July 31, 1995 have been combined with VES' results of operations for the year ended October 31, 1995. To conform year ends, Digicon's results of operations for the year ended July 31, 1996 have been combined with VES' results of operations for the twelve months ended July 31, 1996 and, accordingly, VES' operating results for the period August 1,1995 through October 31, 1995 are included in the years ended July 31, 1995 and July 31, 1996. An adjustment in an amount equal to the results of operations for this three-month period is included in the consolidated statements of changes in stockholders' equity. VES' revenues, net income, and earnings per share and earnings per share - assuming dilution were $22,150,000, $936,000 and $0.05, respectively, for the period August 1, 1995 through October 31, 1995.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

Presented below is the effect of the pooling of interests on previously reported results of operations for the year ended July 31, 1996. Amounts related to VES have been converted into the Company's reporting currency, U.S. dollars, using weighted average exchange rates prevailing during the period and reflect adjustments for differences between U.S. and Canadian generally accepted accounting principles ("GAAP") and reclassifications to conform financial statement presentation. Canadian to U.S. GAAP adjustments include adjustments to
(i) write off foreign exchange losses on borrowings which are deferred and amortized over the period of the debt, decreasing net income by approximately $173,000 and (ii) reverse the effect of a prior period adjustment, increasing net income by approximately $102,000. Reclassification of $28,842,000 has been made to net amounts billed to customers for reimbursable costs against VES' revenues.

                                            For the Year Ended July 31, 1996
                                            --------------------------------
                                             Revenues           Net Income
                                            ----------         -------------
                                              (In thousands of dollars)
            Digicon                          $ 160,847         $     385
            VES                                118,591               967
            Reclassifications                  (28,842)
            Adjustments                                              (71)
                                             ---------         ---------
                     Total                   $ 250,596         $   1,281
                                             =========         =========

The Company's earnings per share and earnings per share - assuming dilution as previously reported was $0.03 and its earnings per share and earnings per share -assuming dilution as restated is $0.07.

There were no material adjustments to the net assets of VES as a result of adopting the same accounting principles as the Company.

During the year ended July 31, 1997 and 1996, the Company incurred and expensed $597,000 and $3,666,000, respectively, of costs associated with the Combination. These costs consist primarily of professional fees and include $150,000 payable to a stockholder who was the former Chairman of the Board of Directors for consulting services rendered in conjunction with the Combination.


3.     INVESTMENT IN INDONESIAN JOINT VENTURE

Summarized financial information for the Company's 80% owned Indonesian joint venture (P.T. Digicon Mega Pratama) which is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control is as follows:

                                                                              July 31,
                                                                     -------------------------
                                                                       1998             1997
                                                                     --------         --------
                                                                     (In thousands of dollars)
         Current assets                                              $  2,740         $  3,697
         Property and equipment, net                                      613               60
         Multi-client data library                                                         228
                                                                     --------         --------
                  Total assets                                       $  3,353         $  3,985
                                                                     ========         ========

         Current liabilities                                         $    410         $  1,077
         Advances from affiliates                                      13,847           14,784

         Stockholders' deficit:
             Common stock                                               2,576            2,576
             Accumulated deficit                                      (13,480)         (14,452)
                                                                     --------         --------
                  Total stockholders' deficit                         (10,904)         (11,876)
                                                                     --------         --------
                  Total liabilities and stockholders' deficit        $  3,353         $  3,985
                                                                     ========         ========

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                                                      For the Years Ended July 31,
                                                                ---------------------------------------
                                                                 1998            1997             1996
                                                                -------         -------         -------
                                                                        (In thousands of dollars)
         Revenues                                               $ 3,346         $ 7,240         $ 2,927
         Cost and expenses:
             Cost of services                                     2,378           6,424           3,429
             Depreciation and amortization                          316
             Other                                                 (320)            (62)            (15)
                                                                -------         -------         -------
                  Total                                           2,374           6,362           3,414
                                                                -------         -------         -------
         Income (loss) before provision for income taxes            972             878            (487)
         Provision for income taxes                                                                 166
                                                                -------         -------         -------
         Net income (loss)                                      $   972         $   878         $  (653)
                                                                =======         =======         =======

4.     LONG-TERM DEBT

The Company's long-term debt is as follows:

                                                                                     July 31,
                                                                            -------------------------
                                                                             1998             1997
                                                                            -------        ----------
                                                                            (In thousands of dollars)
         Senior notes due October 2003, at 9 3/4%                           $75,000        $75,000
         Equipment purchase obligations maturing
             through September 2000, at a
             weighted average rate of 9.29% at July 31, 1998                    561            971
                                                                            -------        -------
                  Total                                                      75,561         75,971
         Less current maturities                                                289            383
                                                                            -------        -------
                  Due after one year                                        $75,272        $75,588
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

The Company maintained a revolving credit agreement which matured in July 1998 with a commercial bank that provided advances up to $25.0 million of which $20.0 million were secured by substantially all of the receivables of the Company. Advances bore interest, at the Company's election, at LIBOR plus two percent or prime rate and were defined by a borrowing formula. In July 1998, the Company obtained a new revolving credit agreement due July 2001 with commercial lenders to provide advances up to $50.0 million. Advances are limited by an unsecured borrowing base and bear interest, at the Company's election, at LIBOR or prime rate (8.5% at July 31, 1998) plus a margin based on certain ratios maintained by the Company. Covenants in the agreement limit, among other things, the Company's right to take certain actions, including creating indebtedness. In addition, the agreement requires the Company to maintain certain financial ratios. No advances were outstanding at July 31, 1998 and 1997 under the credit agreements.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

The Company's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

Annual maturities of long-term debt for the next five years are as follows:

                                 Annual
                Fiscal Year    Maturities
                -----------   -------------
                              (In thousands
                               of dollars)
                   1999        $   289
                   2000            240
                   2001             32
                   2004         75,000
                               =======
                  Total        $75,561
                               =======

During the year ended July 31, 1998, the Company incurred interest costs of $8,118,000. The Company capitalized $800,000 of this amount as a cost of leasehold improvements to a chartered vessel. No interest was capitalized during the years ended July 31, 1997 and 1996.


5.    OTHER ACCRUED LIABILITIES

Other accrued liabilities included $12,216,000 and $8,313,000 of accrued payroll and benefits and $19,196,000 and $14,263,000 of deferred revenues at July 31, 1998 and 1997, respectively.


6.    INCOME TAXES

Pretax income was taxed under the following jurisdictions:

                                                For the Years Ended July 31,
                                              ----------------------------------------
                                                1998            1997            1996
                                              --------        --------        --------
                                                     (In thousands of dollars)
          U.S.                                $ 90,690        $ 21,098        $  9,457
          Foreign                                9,514           9,211          (5,054)
                                              --------        --------        --------
                  Total                       $100,204        $ 30,309        $  4,403
                                              ========        ========        ========

The provision for income taxes consists of the following:


                                                   For the Years Ended July 31,
                                            ------------------------------------------
                                              1998             1997             1996
                                            --------         --------         --------
                                                     (In thousands of dollars)
           Current - U.S.                   $ 36,616         $  3,352         $    192
           Deferred - U.S.                    (5,469)          (2,940)             395
           Current - Foreign                   4,952            3,634            2,555
           Deferred - Foreign                 (1,881)           2,016           (1,133)
                                            --------         --------         --------
                  Total                     $ 34,218         $  6,062         $  2,009
                                            ========         ========         ========

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of income is as follows:

                                                                        For the Years Ended July 31,
                                                                 ------------------------------------------
                                                                   1998             1997             1996
                                                                 --------         --------         --------
                                                                          (In thousands of dollars)
     Income tax at the statutory rate                            $ 35,071         $ 10,608         $  1,541

     Increase (reduction) in taxes resulting from:
       Foreign earnings taxed at other than the U.S.
         statutory  rate                                           (1,349)           1,806             (131)
       Write-off of investment                                                      (6,300)          (4,734)
       Contingency                                                  1,036            2,327
       Foreign losses with no tax recovery                                                            4,985
       Foreign tax credit                                          (3,465)
       U.S. tax on Subpart F income and dividends                   1,685
       Employee Nonqualified Stock Option Plan deduction           (1,375)
       U.S. tax on branch operations                                2,567              501
       Prior year tax return to tax provision reconciliation       (1,708)          (3,826)
       Other                                                        1,756              946              348
                                                                 --------         --------         --------
              Total                                              $ 34,218         $  6,062         $  2,009
                                                                 ========         ========         ========

Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                                                             July 31,
                                                                                    -------------------------
                                                                                      1998             1997
                                                                                    --------         --------
                                                                                    (In thousands of dollars)
     Deferred tax assets:
          Difference between book and tax basis of property and equipment           $  4,067         $  1,713
          Difference between book and tax basis of multi-client data library          20,402           13,871
          Net operating loss carryforwards                                            36,111           37,539
          Tax credit carryforwards                                                       334            1,629
          Other                                                                         (693)            (630)
                                                                                    --------         --------
              Total                                                                   60,221           54,122
     Deferred tax liabilities                                                           (259)          (1,425)
                                                                                    --------         --------
     Net deferred tax asset                                                           59,962           52,697
     Valuation allowance                                                             (40,805)         (42,484)
                                                                                    --------         --------
     Net deferred tax asset                                                         $ 19,157         $ 10,213
                                                                                    ========         ========

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carryforwards, with equal and offsetting adjustments to the related deferred tax asset. Should the Company's income projections result in the conclusion that realization of additional deferred tax assets is more likely than not, further adjustments to the valuation allowance are made. Since the Company's quasi-reorganization with respect to Digicon on July 31, 1991 the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. The net reduction of approximately $1,679,000 in the valuation allowance during the current period resulted primarily from recognition of the expected utilization of net operating loss carryforwards generated prior to the quasi-reorganization and the expiration of investment tax credits.

As of July 31, 1998, the Company has U.S. net operating loss carryforwards of approximately $77,964,000 and investment tax credit carryforwards of approximately $334,000. Approximately

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

$53,421,000 of net operating loss carryforwards and all of the investment tax credit carryforwards existed prior to the quasi-reorganization. The following schedule sets forth the expiration dates of the U.S. net operating loss and investment tax credit carryforwards:

                                U.S. Net          Investment
             Fiscal Year      Operating Loss      Tax Credit
             -----------    ----------------      ----------
                              (In thousands of dollars)
                1999        $ 2,209               $   315
                2000          9,406                    19
                2001         30,032
                2003          4,222
                2004          6,355
                2005          1,198
                2006          1,347
                2007          2,505
                2009          7,994
                2010          2,710
                2011          9,986
                            -------               -------
                   Total    $77,964               $   334
                            =======               =======

Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits (such as investment tax credits) for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. The Company has performed the required testing and has concluded that two "ownership changes" have occurred. The first occurred in connection with the issuance of common stock through a public offering made by the Company on January 6, 1992. The utilization of U.S. net operating loss carryforwards existing at the date of the first "ownership change" is limited to approximately $4,041,000 per year. The second "ownership change" occurred on August 30, 1996 as a result of the stock acquisition of Veritas Energy Services Inc. The utilization of U.S. net operating losses incurred between the first and second ownership changes is limited to approximately $8,875,000 per year, which includes the limitation of approximately $4,041,000 from the first ownership change. The second limitation also applies to the limitation from the first ownership change that accumulated during the periods between the first and second ownership changes. During the years ended July 31, 1998 and 1997, the Company utilized approximately $8,875,000 and $10,983,000 of limitation carryover, respectively. As of July 31, 1998, approximately $11,492,000 of unused limitation carryover remained.

Foreign operations had net operating loss carryforwards of approximately $25,187,000 at July 31, 1998, of which approximately $14,385,000 existed prior to the quasi-reorganization. Approximately $16,677,000 of the total foreign net operating loss carryforwards are related to United Kingdom operations, have an indefinite carryforward period, and are available to offset future profits in the Company's current trade or business. Approximately $13,312,000 of the United Kingdom net operating loss carryforwards existed prior to the quasi-reorganization. Approximately $4,186,000 of the total foreign net operating loss carryforwards are related to Oman operations, were generated after the quasi-reorganization and have a carryforward period of five years.

The Company considers the undistributed earnings of its foreign subsidiaries to be permanently reinvested. The Company has not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if the Company should sell its stock in the subsidiaries.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

7.    DEFERRED CREDITS

In August 1992, the Company entered into agreements with a customer pursuant to which the Company received certain seismic equipment with a fair value of approximately $1,792,000 and was obligated to allow $7,800,000 in discounts at specified rates on future seismic services performed by the Company for such customer. The Company recorded deferred revenue equal to the fair value of seismic equipment at the time the equipment was received. The deferred revenue is amortized as an adjustment to revenues at a rate determined by the ratio of revenues generated by the customer during a reporting period to total revenues estimated to be generated by the customer under the agreements. Revenues are recognized net of discounts allowed as the customer purchases seismic services eligible for the discounts. At July 31, 1998, there was no remaining unrecognized deferred revenue and remaining discounts in the amount of $1,847,000 were available to such customer.

The Company also has $585,000 and $5,022,000 at July 31, 1998 and 1997, respectively, included in accounts payable-trade relating to deferred credits earned by certain customers in conjunction with their original participation in certain of the Company's multi-client data surveys. These credits may be applied by the customers against future invoiced amounts.


8.    COMMITMENTS AND CONTINGENT LIABILITIES

Total rentals of vessels, equipment and office facilities charged to operations amounted to $57,476,000, $37,332,000 and $28,210,000 for the years ended July
31, 1998, 1997 and 1996, respectively.

Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining noncancellable terms of at least one year are as follows:

                            Fiscal Year     Minimum Rentals
                            -----------  -------------------------
                                         (In thousands of dollars)
                                 1999        $37,636
                                 2000         25,214
                                 2001         13,081
                                 2002         10,066
                                 2003          9,988
                                 2004-2013    27,544

In connection with the Company's 1999 capital expenditure program, the Company has commitments of approximately $3,000,000 outstanding at July 31, 1998.

On November 25, 1997, the Company entered into a 96-month charter agreement for a vessel which is being constructed by a shipbuilder for the owner. The charter is noncancellable unless the owner exercises its right to cancel the shipbuilding contract due to late delivery (in excess of 180 days of the scheduled delivery time of May 1999).

The Company has an employment agreement with a former employee, who was also a director, that contains a non-compete clause for a period of three years ending December 31, 1998 during which time the former employee will receive payments of $12,709 per month plus certain employee benefits.

During 1993 the Company purchased occurrence-based workers compensation insurance. The policies for the years ended August 31, 1998 and 1997 were issued under a guaranteed cost program and, accordingly, there were no deductibles. The policy for the year ended August 31, 1996 provided for a maximum deductible of $1,000,000. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

resolution of any such claims would not have a material adverse impact on the financial position of the Company. The Company has letters of credit in the amount of $4,150,000 at July 31,1998 that will expire upon the completion of certain events relating to specific contracts.


9.     EMPLOYEE BENEFITS

The Company maintains a 401(k) plan in which employees of the Company's majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. However, employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 10% of their salary to a maximum of $9,500 per year. Generally, the Company will contribute an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever is less); however, if consolidated pre-tax income for any fiscal year is less than the amount required to be contributed by the Company, the Company may elect to reduce its contribution, but in no event may it reduce the total contribution to less than 25% of the employee contribution. The Company may make additional contributions from its current or cumulative net profits in an amount to be determined by the Board of Directors. The Company's matching contributions to the 401(k) plan were $679,000 in 1998, $426,000 in 1997, and $314,000 in 1996.

The Company has an employee nonqualified stock option plan under which options are granted to officers and key employees. Options generally vest over a period of time and are exercisable over a ten-year period but may not be exercised earlier than six months after the grant date. The exercise price for each option shall not be less than the lesser of (i) the fair market value of the common stock on the grant date or (ii) the average fair market value of the common stock during the 30 trading days ending on the trading day next preceding the grant date. The Company has authorized 1,158,333 shares of common stock to be issued under the plan.

The Company also has a stock option plan for non-employee directors (the "Director Plan") under which options are granted to non-employee directors of the Company. The Director Plan provides that every other year each eligible director shall be granted options to purchase 10,000 shares of the Company's common stock. Options vest ratably over four years on the anniversary of the grant date and are exercisable over ten years. The exercise price for each option granted is fair market value, as defined. The Company has authorized 600,000 shares of common stock to be issued under the Director Plan.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

At the date of Combination (see Note 2), options to purchase VES Common Stock ("VES Option") were converted into options to purchase shares of the Company's common stock at an exchange ratio of 0.8 of an option in the Company's common stock per VES Option. All options are immediately exercisable and expire at varying times through November 2005.

                                                                    For the Year Ended July 31, 1998
                                                     --------------------------------------------------------------
                                                                                        Weighted         Weighted
                                                                       Weighted       Average Grant       Average
                                                      Number of        Average          Date Fair       Contractual
                                                       Shares       Exercise Price        Value            Life
                                                     ----------     --------------    -------------     -----------
    Beginning balance                                1,276,364      $    15.18
    Options granted                                    133,426      $    30.95
    Options exercised                                 (326,733)     $    11.94
    Options forfeited                                  (60,518)     $    19.78
                                                     ---------
    Ending balance                                   1,022,539      $    18.00
                                                     =========
    Options exercisable                                366,482      $    12.38
                                                     =========

    Options granted by range of exercise price:
      Exercise price less than market price              5,954      $    38.30        $    39.56
      Exercise price equal to market price             125,444      $    30.32        $    30.32
      Exercise price more than market price              2,028      $    48.31        $    47.57
                                                     ---------
                                                       133,426
                                                     =========

    Ending balance by range of exercise price:
      $ 5.25 - $ 7.28                                  196,201      $     6.45                              6.5
      $13.50 - $20.25                                  735,618      $    18.93                              8.6
      $20.38 - $28.75                                   33,205      $    25.55                              9.0
      $36.06 - $52.81                                   57,154      $    41.17                              9.3
      $55.13 - $56.50                                      361      $    55.95                              9.8
                                                     ---------
      Ending balance                                 1,022,539
                                                     =========

    Options exercisable by range of exercise
    price:
      $ 5.25 - $ 7.28                                  196,201      $     6.45
      $13.50 - $20.25                                  151,436      $    17.14
      $20.38 - $28.75                                    6,280      $    25.90
      $36.06 - $52.81                                   12,475      $    40.89
      $55.13 - $56.50                                       90      $    55.95
                                                     ---------
      Options exercisable                              366,482
                                                     =========

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

                              For the Year Ended July 31, 1997
                       ----------------------------------------------
                                                          Weighted
                                         Weighted       Average Grant
                       Number of         Average         Date Fair
                         Shares       Exercise Price       Value
                       ---------      --------------    -------------
Beginning balance        837,840      $    8.30
Options granted          837,241      $   19.38         $   19.38
Options exercised       (360,385)     $    8.82
Options forfeited        (38,332)     $   16.30
                       ---------
Ending balance         1,276,364      $   15.18
                       =========
Options exercisable      467,536      $    7.93
                       =========

                               For the Year Ended July 31, 1996
                        -------------------------------------------
                                                        Weighted
                                       Weighted       Average Grant
                        Number of      Average          Date Fair
                         Shares     Exercise Price        Value
                        ---------   --------------    -------------
Beginning balance        877,263      $   10.98
Options granted          400,160      $    6.25         $   6.25
Options exercised       (388,171)     $   12.35
Options forfeited        (51,412)     $    7.49
                        --------
Ending balance           837,840      $    8.30
                        ========
Options exercisable      667,340      $    9.08
                        ========

The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

                                       For the Years Ended July 31,
                             ---------------------------------------------------
                                 1998               1997               1996
                             -------------      -------------      -------------
Risk-free interest rate          6.1%               6.6%               5.9%
Expected volatility             49.6%              50.2%              48.8%
Expected life                   10.0 years         10.0 years          8.7 years

In conjunction with certain employment agreements, the Company issued 13,025 and 10,000 shares of restricted stock with weighted average grant date fair values of $33.66 and $20.25 per share, respectively, during the years ended July 31, 1998 and 1997, respectively, to certain individuals in exchange for services rendered over a three-year period.

On November 1, 1997, the Company initiated a compensatory employee stock purchase plan for up to 500,000 shares of common stock. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price which is the lower of 85% of the market price on the first or last day of the fiscal quarter. During the year ended July 31, 1998, 52,731 shares of common stock were issued with a weighted average grant date fair value of $35.37 per share.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

On June 9, 1998, the Company initiated a restricted stock plan for up to 50,000 shares. The eligibility of an employee and the terms and amount of the grant are determined by the Board of Directors' Compensation Committee. During the year ended July 31, 1998, 4,400 shares of restricted stock were issued at a weighted average grant date fair value of $43.09 per share which will vest over a three-year period.

Compensation expense relating to the stock-based compensation plans described above was $506,000 and $23,000 for the years ended July 31, 1998 and 1997, respectively. No compensation expense was recognized for the year ended July 31, 1996. The effect on net income and earnings per share that would have been recorded using the fair value based method is as follows:

                                                                    For the Years Ended July 31,
                                                                -----------------------------------
                                                                  1998          1997        1996
                                                                ---------     -------     ---------
                                                              (In thousands, except per share amounts)
     Net income reported                                        $  66,958     $25,125     $   1,281
                                                                =========     =======     =========
     Pro forma net income                                          64,498     $24,138     $     692
                                                                =========     =======     =========

     Earnings per common share reported                         $    2.96     $  1.33     $    0.07
                                                                =========     =======     =========
     Pro forma earnings per common share                        $    2.85     $  1.28     $    0.04
                                                                =========     =======     =========

     Earnings per common share - assuming dilution reported     $    2.87     $  1.30     $    0.07
                                                                =========     =======     =========
     Proforma earnings per common share - assuming dilution     $    2.77     $  1.25     $    0.04
                                                                =========     =======     =========

The effect on net income and earnings per share may not be representative of the effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

The Company maintains a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in the United Kingdom offices. Monthly contributions by employees are equal to 4% of their salaries with the Company providing an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually at 5%. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities which are held and managed by an independent trustee. The net periodic pension costs are as follows:

                                                    For the Years Ended July 31,
                                                    ----------------------------
                                                    1998       1997       1996
                                                    -----      -----      -----
                                                     (In thousands of dollars)
Service costs (benefits earned during the period)   $ 457      $ 238      $ 224
Interest costs on projected benefit obligation        441        384        292
Return on assets                                     (695)      (392)      (312)
Net amortization and deferral                         224          5          5
                                                    -----      -----      -----
Net periodic pension costs                          $ 427      $ 235      $ 209
                                                    =====      =====      =====

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

The funded status of the Pension Plan is as follows:

                                                                       July 31,
                                                                 --------------------
                                                                  1998         1997
                                                                 -------      -------
                                                               (In thousands of dollars)
Plan assets at fair value                                        $ 6,443      $ 5,277

Projected benefit obligation:
  Actuarial present value of accumulated vested benefit
    obligations                                                    7,400        4,726
  Effect of future salary increases                                1,492          753
                                                                 -------      -------
      Total projected benefit obligation                           8,892        5,479
                                                                 -------      -------
Projected benefit obligation in excess of plan assets             (2,449)        (202)
Unrecognized prior service cost                                                    49
Unrecognized net loss                                              2,243
                                                                 -------      -------
Pension liability                                                $  (206)     $  (153)
                                                                 =======      =======

The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

                                                             For the Years Ended July 31,
                                                             ----------------------------
                                                                1998     1997     1996
                                                                ----     ----     ----
Discount rate                                                   6.5%     8.0%     8.5%
Rates of increase in compensation levels                        4.5%     6.0%     6.5%
Expected long-term rate of return on assets                     7.0%     8.5%     9.0%

10.  COMMON AND PREFERRED STOCK

The board of directors, without any action by the stockholders, may issue up to one million shares of authorized preferred stock, par value, $.01, in one or more series and determine the voting rights, preferences as to dividends and in liquidation and the conversion and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 1998.

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

In July 1998, the Board of Directors approved a stock repurchase program under which the Company is authorized to buy up to 1,000,000 shares of its outstanding common stock in open market transactions. At July 31, 1998, the Company had repurchased 50,000 shares at $34.50 per share.


11.    WARRANTS

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

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

In conjunction with a previously outstanding secured term loan, the Company issued 113,333 warrants exercisable at a price of $6.00 per share. The warrants were exercised in December 1996.

In conjunction with previously outstanding short-term related party loans, the Company issued warrants to purchase 120,000 common shares for cash at a price of $4.50 per share to the lenders. As of July 31, 1998, all warrants have been exercised.


12.    WRITE-OFF/WRITE-DOWN OF ASSETS

In connection with the Combination, management committed the Company to a plan to upgrade its seismic data processing hardware. Certain equipment was scheduled to be replaced by October 1996. During July 1996, the Company recognized impairment of $3,628,000 relating to the abandonment of the equipment to be replaced.


13.    OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                                        For the Years Ended July 31,
                                                                  ---------------------------------------
                                                                    1998           1997             1996
                                                                  -------         -------         -------
                                                                         (In thousands of dollars)
         Net foreign currency exchange (gains) losses             $ 2,333         $    46         $  (156)
         Net loss on disposition of property and equipment          1,549           1,151             875
         Interest income                                           (4,220)           (552)           (547)
         Other                                                                        (15)            374
                                                                  -------         -------         -------
                  Total                                           $  (338)        $   630         $   546
                                                                  =======         =======         =======


14.     EARNINGS PER COMMON SHARE

Earnings per common share and earnings per common share - assuming dilution are computed as follows:

                                                                          For the Years Ended July 31,
                                                                     -------------------------------------
                                                                       1998            1997           1996
                                                                     -------        -------        -------
                                                                    (In thousands, except per share amounts)
         Net income                                                  $66,958        $25,125        $ 1,281
                                                                     =======        =======        =======
         Weighted average common shares                               22,594         18,898         17,882
                                                                     =======        =======        =======
         Earnings per common share                                   $  2.96        $  1.33        $  0.07
                                                                     =======        =======        =======

          Weighted average common shares - assuming dilution:
                  Weighted average common shares                      22,594         18,898         17,882
                  Shares issuable from assumed conversion of:
                      Options                                            721            432             86
                      Warrants                                                           34            127
                                                                     -------        -------        -------
                              Total                                   23,315         19,364         18,095
                                                                     =======        =======        =======
         Earnings per common share - assuming dilution               $  2.87        $  1.30        $  0.07
                                                                     =======        =======        =======

Exchangeable Stock issued in the business combination between Digicon, and VES is included in both computations. (See Note 2.) Options to purchase 22,810 common shares at exercise prices ranging from $42 to $56 1/2 expiring through July 2008 and 241,489 common shares at exercise prices ranging from 127/8 to 13 1/2 expiring through November 2002 have been excluded from the computation assuming

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

dilution for the years ended July 31, 1998, and 1996, respectively, because the options' exercise prices exceeded the average market price of the underlying common shares. There were no anti-dilutive options for the year ended July 31, 1997.

15.     RELATED PARTY TRANSACTIONS

The Company is party to transactions with P.T. Digicon Mega Pratama ("P.T. Digicon"), an 80% owned joint venture (see Note 3), in the normal course of business. During the years ended July 31, 1998, 1997 and 1996, the Company charged P.T. Digicon $368,000, $1,429,000 and $1,207,000, respectively, relating to allocations of corporate administrative expenses and actual expenses incurred by P.T. Digicon for salary cost, insurance and equipment charges. Advances from the Company to P.T. Digicon of $13,847,000 and $14,784,000 at July 31, 1998 and 1997, respectively, have no formal repayment terms and do not bear interest.

16.     GEOGRAPHICAL INFORMATION

Substantially all of the Company's operations consist of geophysical services. The following tables provide relevant information for the years ended July 31, 1998, 1997 and 1996, grouped by major geographic areas.
Intersegment sales between geographic areas are valued at current market prices.

                                                                    For the Year Ended July 31, 1998
                                        ------------------------------------------------------------------------------------
                                                           Revenues
                                        ----------------------------------------------          Operating
                                        Unaffiliated     Intersegment                            Profit         Identifiable
                                         Customers           Sales             Total             (Loss)            Assets
                                        ------------     ------------        ---------         ----------       ------------
                                                                    (In thousands of dollars)
Geographic areas:
     Europe                             $  51,089          $   6,819         $  57,908          $  18,945        $  56,699
     Middle East                           13,632                               13,632             (3,762)          12,243
     Asia Pacific                          42,462                               42,462              7,746           39,328
     Latin America                         93,494                               93,494              6,302           45,068
     Canada                                47,059                112            47,171              1,616           23,581
     Eliminations                                                (70)              (70)
                                        ---------          ---------         ---------          ---------        ---------
             Totals                       247,736              6,861           254,597             30,847          176,919
     United States                        281,223*                 4           281,227*            95,095          239,317
     Eliminations                                             (6,865)           (6,865)
                                        ---------          ---------         ---------          ---------        ---------
             Totals                       528,959                              528,959            125,942          416,236
Corporate expenses                                                                                (18,758)
Interest                                                                                           (7,318)
Other                                                                                                 338
Income taxes                                                                                      (34,218)
Investments in 50% or less-owned
   companies and joint ventures                                                                       972            2,943
Corporate assets                                                                                                    59,311
                                        ---------          ---------         ---------          ---------        ---------
       Totals                           $ 528,959          $                 $ 528,959          $  66,958        $ 478,490
                                        =========          =========         =========          =========        =========

----------------------
* Includes export sales of $458.

There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1998. During 1998, depreciation and amortization expense was $4,062,000 for Europe; $4,415,000 for Middle East; $5,064,000 for Asia Pacific; $5,478,000 for Latin America; $8,541,000 for Canada and $28,561,000 for the United States. Capital expenditures were $34,942,000 for Europe; $3,122,000 for Middle East; $15,071,000 for Asia Pacific; $7,057,000 for Latin America; $5,494,000 for Canada and $33,863,000 for the United States.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                                              For the Year Ended July 31, 1997
                                      ----------------------------------------------------------------------------------
                                                          Revenues
                                      ------------------------------------------------         Operating
                                       Unaffiliated       Intersegment                           Profit         Identifiable
                                        Customers            Sales             Total             (Loss)            Assets
                                       ------------       ------------       ---------        -----------       ------------
                                                                      (In thousands of dollars)
Geographic areas:
     Europe                             $  42,798          $   9,982         $  52,780          $  14,756        $  31,880
     Middle East                            2,403                                2,403               (603)          12,607
     Asia Pacific                          30,203                               30,203              2,661           30,538
     Latin America                         51,157                               51,157              1,884           29,052
     Canada                                52,141              2,698            54,839              2,763           31,924
     Eliminations                                             (2,705)           (2,705)
                                        ---------          ---------         ---------          ---------        ---------
             Totals                       178,702              9,975           188,677             21,461          136,001
     United States                        184,013*               169           184,182*            28,967          166,696
     Eliminations                                            (10,144)          (10,144)
                                        ---------          ---------         ---------          ---------        ---------
             Totals                       362,715                              362,715             50,428          302,697
Corporate expenses                                                                                (11,408)
Interest                                                                                           (7,484)
Merger related costs                                                                                 (597)
Other                                                                                                (630)
Income taxes                                                                                       (6,062)
Investments in 50% or less-owned
   companies and joint ventures                                                                       878            2,908
Corporate assets                                                                                                    79,484
                                        ---------          ---------         ---------          ---------        ---------
       Totals                           $ 362,715          $                 $ 362,715          $  25,125        $ 385,089
                                        =========          =========         =========          =========        =========

-------------------
* Includes export sales of $4,115.

There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1997. During 1997, depreciation and amortization expense was $2,818,000 for Europe; $939,000 for Middle East; $2,996,000 for Asia Pacific; $4,550,000 for Latin America; $8,961,000 for Canada and $20,367,000 for the United States. Capital expenditures were $4,783,000 for Europe; $11,136,000 for Middle East; $6,845,000 for Asia Pacific; $4,883,000 for Latin America; $6,560,000 for Canada and $61,843,000 for the United States.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

                                                                For the Year Ended July 31, 1996
                                      -------------------------------------------------------------------------------------
                                                         Revenues
                                      -----------------------------------------------         Operating
                                       Unaffiliated       Intersegment                          Profit         Identifiable
                                        Customers            Sales             Total            (Loss)            Assets
                                      -------------       ------------       ---------         ---------       ------------
                                                                   (In thousands of dollars)
Geographic areas:
     Europe                             $  37,394          $   1,532         $  38,926         $   8,065         $  35,463
     Asia Pacific                          30,558                               30,558             1,745            23,590
     Latin America                         36,346                 92            36,438            (1,289)           29,758
     Canada                                47,423                 87            47,510             4,079            30,666
                                        ---------          ---------         ---------         ---------         ---------
             Totals                       151,721              1,711           153,432            12,600           119,477
     United States                         98,875*                61            98,936*            8,736            77,561
     Eliminations                                             (1,772)           (1,772)
                                        ---------          ---------         ---------         ---------         ---------
             Totals                       250,596                              250,596            21,336           197,038
Corporate expenses                                                                                (7,255)
Interest                                                                                          (5,466)
Merger related costs                                                                              (3,666)
Other                                                                                               (546)
Income taxes                                                                                      (2,009)
Investments in 50% or less-owned
   companies and joint ventures                                                                   (1,113)            1,463
Corporate assets                                                                                                        91
                                        ---------          ---------         ---------         ---------         ---------
       Totals                           $ 250,596          $                 $ 250,596         $   1,281         $ 198,592
                                        =========          =========         =========         =========         =========

--------------------------
* Includes export sales of $4,774.

There was no single client that accounted for 10% or more of total revenues during the year ended July 31, 1996. During 1996, operating profit (loss) included write-off/write-down for impairment of assets of $2,091,000 for Europe; $1,127,000 for Asia Pacific and $410,000 for the United States. Depreciation and amortization expense was $5,182,000 for Europe; $1,707,000 for Asia Pacific; $4,655,000 for Latin America; $7,689,000 for Canada and $7,688,000 for the United States. Capital expenditures were $4,088,000 for Europe; $6,795,000 for Asia Pacific; $4,734,000 for Latin America; $3,657,000 for Canada and $13,586,000 for the United States.

                        VERITAS DGC INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JULY 31, 1998, 1997 AND 1996

17.    SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                                                             For the Year Ended July 31, 1998
                                                                 --------------------------------------------------------------
                                                                 1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                                 -----------      -----------      -----------      -----------
                                                                      (In thousands of dollars, except per share amounts)
         Revenues                                                   $142,186        $123,569        $122,810        $140,394
         Gross profit                                                 48,933          42,765          47,429          42,936
         Net income                                                   21,319          17,677          16,062          11,900
         Earnings per common share*                                      .95             .79             .71             .52
         Earnings per common share - assuming dilution*                  .94             .76             .69             .51

                                                                             For the Year Ended July 31, 1997
                                                                 --------------------------------------------------------------
                                                                 1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                                 -----------      -----------      -----------      -----------
                                                                        (In thousands of dollars, except per share amounts)
         Revenues                                                   $ 76,405        $ 90,691        $ 86,843        $108,776
         Gross profit                                                 18,085          22,709          23,499          26,766
         Merger related costs                                            597
         Net income                                                    5,168           6,507           6,086           7,364
         Earnings per common share*                                      .28             .35             .32             .37
         Earnings per common share - assuming dilution*                  .27             .34             .32             .37

* Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in Form 10-K for the fiscal year ended July 31, 1997.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors - Nominees" and "Other Information - Executive Officer Tenure and Identification" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the material appearing under the heading "Other Information - Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Other Information - Certain Stockholders" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the material appearing under the heading "Other Information - Certain Transactions" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page Number
                                                                                        -----------
Reports of Independent Accountants                                                           15
Consolidated Statements of Income for the Three Years Ended July 31, 1998                    18
Consolidated Balance Sheets as of  July 31, 1998 and 1997                                    19
Consolidated Statements of Cash Flows for the Three Years Ended July 31, 1998                20
Consolidated Statements of Changes in Stockholders' Equity for the Three Years
     Ended  July 31, 1998                                                                    22
Notes to Consolidated Financial Statements                                                   23

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

             FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 1998

No Form 8-K reports were filed during the quarter ended July 31, 1998.

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

         4-E)     Form S-8  Restricted  Stock Grant  Agreement.  (Exhibit  4.8
                  to Veritas DGC Inc.'s Registration Statement No. 333-48953
                  dated March 31, 1998 is incorporated herein by reference.)

         4-F)     Restricted Stock Plan.  (Exhibit 4.1 of Veritas DGC Inc.'s
                  Registration Statement No. 333-57603 dated June 24, 1998 is incorporated herein by reference.)

         4-G) Key Contributor Incentive Plan for Fiscal Year 1998 as Amended and Restated September 29, 1998. (Exhibit 4.7 to Veritas DGC
                  Inc.'s Registration Statement No. 333-65081 dated September
                  30, 1998 is incorporated herein by reference.)

           9) Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and the R-M
                  Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s Current
                  Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

        10-A)     Support Agreement dated August 30, 1996 between Digicon Inc.
                  and Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC
                  Inc.'s Current Report on Form 8-K dated August 30, 1996 is incorporated herein by reference.)

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

        10-D)     1997 Employee  Stock  Purchase Plan.  (Exhibit 4.1 to Veritas
                  DGC Inc.'s Registration Statement No. 333-38377 dated October
                  21, 1997 is incorporated herein by reference.)

        10-E)     Restricted Stock Agreement dated April 1, 1997 between Veritas
                  DGC Inc. and Anthony Tripodo. (Exhibit 10-O to Veritas DGC
                  Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

        10-F)     Employment Agreement executed by David B. Robson. (Exhibit
                  10-L to Veritas Inc.'s Form 10-K for the year ended July 31,
                  1997 is incorporated herein by reference.)

        10-G)     Employment Agreement executed by Stephen J. Ludlow. (Exhibit
                  10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended
                  April 30, 1997 is incorporated herein by reference.)

        10-H)     Employment Agreement executed by Lawrence C. Fichtner.
                  (Exhibit 10-M to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

        10-I)     Employment Agreement executed by Anthony Tripodo. (Exhibit
                  10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended
                  April 30, 1997 is incorporated herein by reference.)

        10-J)     Employment Agreement executed by Rene M.J. VandenBrand.
                  (Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

       *10-K) Credit Agreement dated July 27, 1998 among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein.

        10-L)     Credit Agreement dated July 18, 1996 among Digicon Inc. and
                  Digicon Geophysical Corp., Digicon/GFS Inc., Digicon
                  Geophysical Limited and Digicon Exploration, Ltd., as
                  Borrowers, each of the banks named therein, and Wells Fargo
                  Bank (Texas), National Association, as issuing bank, as a bank and as agent for the banks. (Exhibit 10-G of Veritas DGC
                  Inc.'s Amendment No. 1 to Registration Statement No.
                  333-12481, dated October 2, 1996 is incorporated herein by reference.)

        10-M)     Letter dated September 27, 1996 from Wells Fargo Bank (Texas),
                  National Association, agreeing to amend the Credit Agreement dated July 18, 1996. (Exhibit 10-H of Veritas DGC Inc.'s
                  Amendment No. 1 to Registration Statement No. 333-12481, dated
                  October 2, 1996 is incorporated herein by reference.)

        10-N)     Letter dated May 28, 1997 from Wells Fargo Bank (Texas),
                  National Association, agreeing to amend the Credit Agreement dated July 18, 1996. (Exhibit 10-J to Veritas DGC Inc.'s Form
                  10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

          16)     Letter regarding change in certifying accountants. (Exhibit
                  16.1 of Veritas DGC Inc.'s Current Report on Form 8-K as amended by Form 8-K/A dated November 27, 1996 and December 4,
                  1996, respectively, is incorporated herein by reference.)

         *21)     Subsidiaries of the Registrant.

       *23-A)     Consent of  PricewaterhouseCoopers LLP.

       *23-B)     Consent of PricewaterhouseCoopers, Chartered Accountants.

       *23-C)     Consent of Deloitte & Touche LLP.

       *27-A)     Financial Data Schedule for the year ended July 31, 1998 filed electronically herewith.

       *27-B)     Financial Data Schedule for the year ended July 31, 1997 filed electronically herewith.

       *27-C)     Financial Data Schedule for the year ended July 31, 1996 filed electronically herewith.







   * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 2nd day of October, 1998.

                             VERITAS DGC INC.

                             By:     /s/  DAVID B. ROBSON
                                ------------------------------------------------
                                     David B. Robson
                                     (Chairman of the Board and Chief Executive
                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 2nd day of October, 1998.

                        Signature                                                     Title
                        ---------                                                     -----
                 /s/ DAVID B. ROBSON                                 Chairman of the Board and Chief Executive
       ---------------------------------------------                            Officer, Director
                     David B. Robson

                /s/ STEPHEN J. LUDLOW                                 President and Chief Operating Officer,
       ---------------------------------------------                               Director
                    Stephen J. Ludlow

               /s/ LAWRENCE C. FICHTNER                                Executive Vice President - Corporate
       ---------------------------------------------                        Communications, Director
                   Lawrence C. Fichtner

                 /s/ ANTHONY TRIPODO                               Executive Vice President, Chief Financial and
       ---------------------------------------------                     Accounting Officer and Treasurer
                     Anthony Tripodo

                /s/ CLAYTON P. CORMIER                                              Director
       ---------------------------------------------
                    Clayton P. Cormier

                  /s/ RALPH M. EESON                                                Director
       ---------------------------------------------
                      Ralph M. Eeson

                  /s/ JAMES R. GIBBS                                                Director
       ---------------------------------------------
                      James R. Gibbs

                                                                                    Director
       ---------------------------------------------
                    Steven J. Gilbert

                                                                                    Director
       ---------------------------------------------
                    Brian F. MacNeill

                                                                                    Director
       ---------------------------------------------
                   Douglas B. Thompson

                                                                                    Director
       ---------------------------------------------
                      Jack C. Threet