Form 10-Q
period 1998-10-31
VERITAS DGC INC
filed 1998-12-15
CIK 28866

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 X   EXCHANGE ACT OF 1934
---
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 1-7427

                                VERITAS DGC INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      76-0343152
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

    3701 KIRBY DRIVE, SUITE #112
          HOUSTON, TEXAS                                     77098
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

The number of shares of Veritas DGC Inc.'s common stock (the "Common Stock"), $.01 par value, outstanding at November 30, 1998 was 22,844,407 (including 1,506,863 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).


================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

================================================================================

                                                                           Page Number
                                                                           -----------
PART I.     Financial Information

            Item 1.   Financial Statements

            Consolidated Statements of Income -
              For the Three Months Ended October 31, 1998 and 1997              1

            Consolidated Balance Sheets - October 31, 1998 and July 31, 1998    2

            Consolidated Statements of Cash Flows -
              For the Three Months Ended October 31, 1998 and 1997              3

            Notes to Consolidated Financial Statements                          5

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations          9


PART II.    Other Information

            Item 6.  Exhibits and Reports on Form 8-K                          12


            Signatures                                                         14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)

                                                                                         Three Months Ended
                                                                                            October 31,
                                                                                     --------------------------
                                                                                         1998          1997
                                                                                     -----------    -----------
REVENUES                                                                              $  146,799    $   142,186

COSTS AND EXPENSES:
     Cost of services                                                                    103,511         93,253
     Depreciation and amortization                                                        16,850         12,514
     Selling, general and administrative                                                   4,556          4,539
     Other (income) expense:
       Interest                                                                            2,052          2,034
       Other                                                                                 227           (308)
                                                                                     -----------    -----------
         Total costs and expenses                                                        127,196        112,032
                                                                                     -----------    -----------

Income before provision for income taxes and equity in (earnings) loss of 50% or
     less-owned companies and joint ventures                                              19,603         30,154
Provision for income taxes                                                                 5,882          9,649
Equity in (earnings) loss of 50% or less-owned companies and joint ventures                   99           (814)
                                                                                     -----------    -----------

NET INCOME                                                                            $   13,622    $    21,319
                                                                                     ===========    ===========

PER SHARE:
     Earnings per common share                                                       $       .60    $       .95
                                                                                     ===========    ===========

     Weighted average common shares                                                       22,697         22,424
                                                                                     ===========    ===========

     Earnings per common share - assuming dilution                                   $       .60    $       .94
                                                                                     ===========    ===========

     Weighted average common shares - assuming dilution                                   22,873         22,795
                                                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)

                                                                                             October 31,     July 31,
                                                                                                 1998          1998
                                                                                             -----------     ---------
                                                                                             (Unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                                      $  76,773     $  40,089
  Restricted cash investments                                                                          188           186
  Accounts and notes receivable (net of allowance for doubtful accounts:  October $1,222;
        July $1,248)                                                                               175,211       151,820
  Materials and supplies inventory                                                                   5,356         4,106
  Prepayments and other                                                                             13,138        16,290
                                                                                                 ---------     ---------
       Total current assets                                                                        270,666       212,491

Property and equipment                                                                             340,909       326,024
  Less accumulated depreciation                                                                    165,395       151,104
                                                                                                 ---------     ---------
     Property and equipment - net                                                                  175,514       174,920

Multi-client data library                                                                           69,571        51,143
Investment in and advances to joint ventures                                                         2,158         2,943
Goodwill (net of accumulated amortization:  October $3,352; July $3,233)                             2,536         2,655
Deferred tax asset                                                                                  18,335        19,157
Other assets                                                                                        17,099        15,181
                                                                                                 =========     =========
     Total                                                                                       $ 555,879     $ 478,490
                                                                                                 =========     =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                           $     272     $     289
  Accounts payable - trade                                                                          48,047        42,493
  Accrued interest                                                                                     466         2,234
  Other accrued liabilities                                                                         52,936        50,753
  Income taxes payable                                                                               7,496        10,682
                                                                                                 ---------     ---------
       Total current liabilities                                                                   109,217       106,451

Non-current liabilities:
  Long-term debt - less current maturities                                                         135,214        75,272
  Other non-current liabilities                                                                      5,057         5,071
                                                                                                 ---------     ---------
     Total non-current liabilities                                                                 140,271        80,343

Stockholders' equity:
  Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
  Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 21,337,544 shares at
        October and 21,278,653 shares at July (excluding 1,506,863 Exchangeable Shares)                213           213
  Additional paid-in capital                                                                       207,304       203,631
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                          107,980        94,358
  Accumulated other comprehensive loss - cumulative foreign currency translation adjustment         (4,015)       (3,660)
  Less:  Unearned compensation                                                                      (1,077)       (1,119)
  Less:  Treasury stock, at cost; 156,041 shares at October and 50,000 shares at July               (4,014)       (1,727)
                                                                                                 ---------     ---------
     Total stockholders' equity                                                                    306,391       291,696
                                                                                                 =========     =========
     Total                                                                                       $ 555,879     $ 478,490
                                                                                                 =========     =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Dollars in thousands)

                                                                                      Three Months Ended
                                                                                         October 31,
                                                                                  -------------------------
                                                                                     1998           1997
                                                                                  ----------     ----------
OPERATING ACTIVITIES:
     Net income                                                                   $   13,622     $   21,319
     Non-cash items included in net income:
       Depreciation and amortization                                                  16,850         12,514
       Loss on disposition of property and equipment                                     298            194
       Equity in (earnings) loss of 50% or less-owned companies and joint
         ventures                                                                         99           (814)
       Write-down of multi-client data library to market                                 336             80
       Deferred taxes                                                                  3,709         11,648
       Unearned compensation                                                              84
     Change in operating assets/liabilities:
       Accounts and notes receivable                                                 (23,391)       (10,007)
       Materials and supplies inventory                                               (1,250)          (186)
       Prepayments and other                                                           3,470          1,028
       Multi-client data library                                                     (18,764)         2,222
       Other                                                                            (515)        (5,776)
       Accounts payable - trade                                                        4,276         (2,562)
       Accrued interest                                                               (1,768)        (1,826)
       Other accrued liabilities                                                       2,183          5,794
       Income taxes payable                                                           (3,186)        (2,411)
       Other non-current liabilities                                                     (14)          (102)
                                                                                  ----------     ----------
         Total cash provided (used) by operating activities                           (3,961)        31,115


FINANCING ACTIVITIES:
     Payments of long-term debt                                                          (75)          (108)
     Borrowings from senior notes                                                     60,000
     Senior notes issue costs                                                         (1,597)
     Net proceeds from sale of common stock                                              620            751
     Purchase of treasury stock                                                       (2,287)
                                                                                  ----------     ----------
         Total cash provided by financing activities                                  56,661            643


INVESTING ACTIVITIES:
     Increase in restricted cash investments                                              (2)            (7)
     Decrease (increase) in investment in and advances to joint ventures                 686           (272)
     Purchase of property and equipment                                              (16,345)       (16,639)
     Sale of property and equipment                                                                       2
                                                                                  ----------     ----------
         Total cash used by investing activities                                     (15,661)       (16,916)

     Currency loss on foreign cash                                                      (355)          (160)
                                                                                  ----------     ----------
     Change in cash and cash equivalents                                              36,684         14,682
     Beginning cash and cash equivalents balance                                      40,089         71,177
                                                                                  ----------     ----------
     Ending cash and cash equivalents balance                                     $   76,773     $   85,859
                                                                                  ==========     ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Dollars in thousands)

                                                                                    Three Months Ended
                                                                                       October 31,
                                                                                  ----------------------
                                                                                    1998           1997
                                                                                  ---------     ---------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade               $   1,278     $   2,443
    Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
         Deferred tax asset valuation allowance                                      (2,887)       (4,762)
         Additional paid-in capital                                                   2,887         4,762
    Restricted stock issued for future services resulting in an increase in
      additional paid-in capital                                                         42


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest -
        Senior notes                                                                  3,656         3,656
        Equipment purchase obligations                                                   12            19
        Other                                                                           110           127
     Income taxes                                                                     5,332           412

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                    UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Veritas DGC Inc. provides seismic data acquisition, data processing, multi-client data sales and exploration and development information services to the petroleum industry in selected markets worldwide. The accompanying consolidated financial statements include the accounts of Veritas DGC Inc., formerly Digicon Inc., and all majority-owned domestic and foreign subsidiaries. Investments in 50% or less-owned companies and joint ventures are accounted for on the equity method. All material intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect 1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION OF PRIOR YEAR BALANCES

Certain prior year balances have been reclassified for consistent presentation.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will supersede SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." It will require Veritas DGC Inc. to disclose certain financial information in both annual and interim reporting about "operating segments." Operating segments are components of a company that are evaluated regularly by management in deciding how to allocate its resources and in assessing its performance. The statement also requires disclosure about the countries from which Veritas DGC Inc. derives its revenues and in which it employs its long-lived assets. Major customers will continue to be disclosed. Veritas DGC Inc. will be required to implement this statement in fiscal year 1999. Management has not completed its assessment of how the adoption of this statement will affect its existing segment disclosures.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which will supersede the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement addresses disclosures only and will require Veritas DGC Inc. to provide a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets in addition to disclosures already presented. Veritas DGC Inc. will be required to implement this statement in fiscal year 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Veritas DGC Inc. will be required to implement this statement in fiscal year 2000. Veritas DGC Inc. believes that the implementation of this standard will not have a material adverse effect on Veritas DGC Inc.'s consolidated financial position, results of operations or liquidity.

                        VERITAS DGC INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                    UNAUDITED

2.   INVESTMENT IN INDONESIAN JOINT VENTURE

Veritas DGC Inc. owns 80% of an Indonesian joint venture (P.T. Digicon Mega Pratama). The joint venture is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. Summarized financial information is as follows:

                                                                      October 31,    July 31,
                                                                         1998          1998
                                                                      -----------    --------
                                                                       (Dollars in thousands)
         Current assets                                                $  1,981      $  2,740
         Property and equipment, net                                        544           613
                                                                       --------      --------
                  Total assets                                         $  2,525      $  3,353
                                                                       ========      ========

         Current liabilities                                           $    367      $    410
         Advances from affiliates                                        13,161        13,847

         Stockholders' deficit:
             Common stock                                                 2,576         2,576
             Accumulated deficit                                        (13,579)      (13,480)
                                                                       --------      --------
                  Total stockholders' deficit                           (11,003)      (10,904)
                                                                       ========      ========
                  Total liabilities and stockholders' deficit          $  2,525      $  3,353
                                                                       ========      ========

                                                                    Three Months Ended October 31,
                                                                    ------------------------------
                                                                       1998                 1997
                                                                    ---------             --------
                                                                        (Dollars in thousands)
         Revenues                                                     $   398           $  1,450
         Cost and expenses:
             Cost of services                                             325                667
             Depreciation and amortization                                 86                 78
             Other                                                         86               (110)
                                                                      -------           --------
                  Total                                                   497                635
                                                                      -------           --------
         Net income (loss)                                            $   (99)          $    815
                                                                      =======           ========

3.   LONG-TERM DEBT

Veritas DGC Inc.'s long-term debt is as follows:

                                                                     October 31,     July 31,
                                                                        1998           1998
                                                                     -----------     --------
                                                                       (Dollars in thousands)

         Senior notes due October 2003, at 9 3/4%                      $135,000      $ 75,000
         Equipment purchase obligations maturing through September
             2000, at a weighted average rate of 9.29%
             at October 31, 1998                                           486            486
                                                                      --------       --------
                  Total                                                135,486         75,561
         Less current maturities                                           272            289
                                                                      --------       --------
                  Due after one year                                  $135,214       $ 75,272
                                                                      ========       ========

The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4%. The senior notes are unsecured and are effectively subordinated to secured debt of Veritas DGC Inc. with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants which limit Veritas DGC Inc.'s ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of Veritas DGC Inc., as defined in the indenture, the holders of the senior notes have the right to require Veritas DGC Inc. to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Veritas DGC Inc. has the right to redeem the senior notes, in whole or part, on or after October 15, 2000. Under certain conditions, Veritas DGC Inc. may redeem up to $35.0 million in aggregate principal amount of the senior notes prior to October 15, 1999.

                        VERITAS DGC INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                    UNAUDITED


Veritas DGC Inc. maintains a revolving credit agreement due July 2001 with commercial lenders that provides advances up to $50.0 million. Advances are limited by an unsecured borrowing base and bear interest, at Veritas DGC Inc.'s election, at LIBOR or prime rate (8% at October 31, 1998) plus a margin based on certain ratios maintained by Veritas DGC Inc. Covenants in the agreement limit, among other things, Veritas DGC Inc.'s right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC Inc. to maintain certain financial ratios. No advances were outstanding at October 31, 1998 and July 31, 1998 under the credit agreement.

Veritas DGC Inc.'s equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

4.    OTHER ACCRUED LIABILITIES

Other accrued liabilities include the following:

                                                                       October 31,     July 31,
                                                                          1998           1998
                                                                       -----------     --------
                                                                        (Dollars in thousands)
         Accrued payroll and benefits                                    $  7,985      $ 12,216

         Deferred revenues                                                 12,590        19,196

5.   EMPLOYEE BENEFITS

In December 1998, Veritas DGC Inc. amended and restated its employee nonqualified stock option plan to increase the number of authorized common shares which may be issued under the plan to 3,404,550 shares.

In December 1998, Veritas DGC Inc. amended and restated its non-employee director stock option plan. Options to purchase 5,000 shares will be granted every year and will vest 25% on the grant date and 25% on each anniversary over the following three years. All other major provisions remain the same.

6.   OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                                    Three Months Ended October 31,
                                                                    ------------------------------
                                                                        1998              1997
                                                                      --------          --------
                                                                          (Dollars in thousands)
         Net foreign currency exchange losses                         $    172           $   595
         Net loss on disposition of property and equipment                 298               194
         Interest income                                                  (277)           (1,074)
         Other                                                              34               (23)
                                                                      --------           -------
                  Total                                               $    227           $  (308)
                                                                      ========           =======

                        VERITAS DGC INC. AND SUBSIDIARIES

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                    UNAUDITED


7.   EARNINGS PER COMMON SHARE

All per share amounts have been restated in accordance with SFAS No. 128, "Earnings per Share," which became effective for interim and annual reporting periods ending after December 15, 1997. This statement requires the computation of 1) earnings per share based upon weighted average common shares outstanding and 2) earnings per share - assuming dilution based upon weighted average common shares outstanding and additional common shares that would have been outstanding if dilutive potential common shares had been issued utilizing the treasury stock method and average market prices.

Earnings per common share and earnings per common share - assuming dilution are computed as follows:

                                                                           Three Months Ended October 31,
                                                                           ------------------------------
                                                                              1998               1997
                                                                            --------           --------
                                                                              (In thousands, except per
                                                                                     share amounts)
         Net income                                                         $13,622             $21,319
                                                                            =======             =======

         Weighted average common shares                                      22,697              22,424
                                                                            =======             =======
         Earnings per common share                                          $   .60             $   .95
                                                                            =======             =======

          Weighted average common shares - assuming dilution:
                  Weighted average common shares                             22,697              22,424
                  Shares issuable from assumed conversion of:
                      Options                                                   176                 334
                      Warrants                                                                       37
                                                                            -------             -------
                              Total                                          22,873              22,795
                                                                            =======             =======
         Earnings per common share - assuming dilution                      $   .60             $   .94
                                                                            =======             =======

Exchangeable stock, which was issued in a business combination and may be exchanged for Veritas DGC Inc. common stock, is included in both computations. Options to purchase 139,931 common shares at exercise prices ranging from $20 1/4 to $56 1/2 expiring through August 2008 have been excluded from the computation assuming dilution for the three months ended October 31, 1998, because the options' exercise prices exceeded the average market price of the underlying common shares. There were no anti-dilutive options for the three months ended October 31, 1997.

8.   COMPREHENSIVE INCOME

Effective August 1, 1998, Veritas DGC Inc. implemented SFAS No. 130, "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income (changes in equity from non-owner sources), net of the related tax effect. Veritas DGC Inc. will report comprehensive income on the face of the consolidated statement of changes in stockholders' equity and the accumulated balance of other comprehensive income (comprehensive income excluding net income) as a separate component in the stockholders' equity section of the consolidated balance sheet at year end. Classifications included in the accumulated balance will be disclosed on the consolidated statement of changes in stockholders' equity. Veritas DGC Inc.'s sources of comprehensive income include net income and cumulative foreign currency translation adjustments.

The following sets forth Veritas DGC Inc.'s comprehensive income for the periods presented:

                                                                          Three Months Ended October 31,
                                                                          ------------------------------
                                                                            1998                  1997
                                                                          --------              --------
                                                                              (Dollars in thousands)
         Net income                                                       $13,622               $21,319
         Foreign currency translation adjustments                            (355)                 (289)
                                                                          -------               -------
         Comprehensive income                                             $13,267               $21,030
                                                                          =======               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. Veritas DGC Inc.'s actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors which are more fully described in other reports filed with the Securities and Exchange Commission and which include changes in market conditions in the oil and gas industry as well as declines in prices of oil and gas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1997

Revenues.   Revenues increased 3% from $142.2 million to $146.8 million during the current quarter. With the exception of data library sales, revenues increased for all service groups compared to the corresponding period last year.

Land and transition zone acquisition revenues increased 27% from $59.3 million to $75.3 million as a result of increased utilization of an expanded base of crews and channels. Major areas of activity were the U.S. highlands and transition zone as well as Argentina and Bolivia in South America. Operations in the Middle East market remained steady under a long-term contract in Oman, and Veritas DGC Inc. completed a seismic acquisition project in Madagascar.

Marine acquisition revenues increased 37% from $18.3 million to $25.0 million despite weather disruptions in the Gulf of Mexico and North Atlantic Margin. The increase was primarily due to capacity added by the Veritas Viking, Veritas DGC Inc.'s new 3-D vessel which commenced operations in July 1998.

Data processing revenues increased 9% from $22.3 million to $24.4 million as a result of increases in capacity, utilization and improved productivity. Veritas DGC Inc. has substantially upgraded its processing centers, including the addition of a third NEC supercomputer in Singapore, to meet the demand for complex and computer intensive processing products such as pre-stack time and depth migration.

Multi-client data library sales decreased 48%, from $42.3 million to $22.1 million primarily due to the higher level of data sales in the first quarter of fiscal year 1998 related to a new data sales program in the Gulf of Mexico. Over the past two years, as oil and gas companies have moved toward multi-client surveys to reduce finding costs, Veritas DGC Inc. has significantly increased its data library. The majority of its library is located in the active deepwater Gulf of Mexico while other library markets include North Atlantic Margin, Asia Pacific, offshore Eastern Canada, and onshore U.S.

Operating Expenses.   Costs of services increased 11% from $93.3 million to
$103.5 million and increased as a percent of revenues from 66% to 71%. The reduction in operating margins is mainly attributable to fewer high margin data sales and a more competitive environment, particularly in the onshore markets, as a result of lower commodity prices. These reductions were partially offset by increases in marine acquisition and data processing operating margins which increased due to improvements in productivity and efficiency.

Depreciation and  Amortization.    Depreciation and amortization expense
increased 35% from $12.5 million to $16.9 million due to the large increase in capital expenditures over the past two years.

Interest Expense.   The $60.0 million senior notes discussed below were not
added until the end of this quarter, therefore, interest expense was consistent with the previous year.

Other (Income) Expense.   Other (income) expense decreased from income of
$308,000 to an expense of $227,000 primarily due to a reduction in interest income earned as a result of lower average cash balances.

Income Taxes.   Provision for income taxes decreased from $9.6 million to
$5.9 million as a result of Veritas DGC Inc.'s lower taxable income for the quarter.

Equity in (earnings) loss.   Equity in loss is related to the Indonesian joint
venture. A decrease in marine acquisition surveys accounts for the decreased profitability in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

Veritas DGC Inc.'s internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public and private financing, the unutilized portion of a revolving credit facility, equipment financing and trade credit.

In October 1996, Veritas DGC Inc. completed a $75.0 million public offering of senior notes ("Series A Notes"), and in October 1998, Veritas DGC Inc. completed a $60.0 million private placement of senior notes ("Series B Notes") due in October 2003. The Series B Notes have not been registered under the Securities Act of 1933, as amended and are subject to certain transfer restrictions. The Series B Notes will be registered under the Securities Act of 1933, as amended and exchanged for notes with terms identical in all material respects to those of the Series A Notes. The net proceeds from the Series B Notes will be used for general corporate purposes, including capital expenditures and additions to Veritas DGC Inc.'s data library as discussed below. The indentures relating to the senior notes contain certain covenants, including covenants that limit Veritas DGC Inc.'s ability to, among other things, incur additional debt, pay dividends, and complete mergers, acquisitions and sales of assets. Veritas DGC Inc. is in compliance with all covenants of the indentures as of October 31, 1998. Upon a change in control of Veritas DGC Inc. as defined in the indentures, holders of the senior notes have the right to require Veritas DGC Inc. to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually.

In July 1998, Veritas DGC Inc. obtained a new revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances are limited by an unsecured borrowing base and bear interest, at Veritas DGC Inc.'s election, at LIBOR or prime rate plus a margin based on certain ratios maintained by Veritas DGC Inc. The available borrowing base is approximately $46.0 million as of October 31, 1998. Covenants in the agreement limit, among other things, Veritas DGC Inc.'s right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC Inc. to maintain certain financial ratios. Veritas DGC Inc. is in compliance with all covenants of the agreement, and there were no outstanding advances as of October 31, 1998.

Veritas DGC Inc. requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. Veritas DGC Inc.'s foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, receivables denominated in foreign currencies are subject to fluctuations in foreign money markets. Approximately 47% of revenues for the quarter ended October 31, 1998 were attributable to Veritas DGC Inc.'s foreign operations. Veritas DGC Inc. has also increased its participation in multi-client data surveys and has significantly expanded its multi-client data library. Because of the lead-time between survey execution and sale, partially funded multi-client data surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, Veritas DGC Inc.'s liquidity will be affected; however, Veritas DGC Inc. believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

Veritas DGC Inc.'s capital budget for fiscal 1999 is $95.2 million which includes expenditures of $30.0 million to maintain or replace Veritas DGC Inc.'s current operating equipment and $65.2 million to expand capacity, including the outfitting of a new marine seismic vessel which will not be placed in service until May 1999. Research and development costs are estimated at $8.2 million in fiscal 1999.

Veritas DGC Inc. will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs and meet its principal and interest obligations with respect to outstanding indebtedness. Veritas DGC Inc. anticipates that cash and cash equivalents, cash flow from operations, the unutilized portion of the revolving credit facility and borrowings permitted under the indentures and revolving credit facility will provide sufficient liquidity to fund these requirements through fiscal 1999. However, Veritas DGC Inc.'s ability to meet its obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond Veritas DGC Inc.'s control. For example, due to the continuing low price levels of crude oil, exploration and production expenditures may experience some contraction during 1999, which may affect exploration budgets allocated to seismic expenditures. Current market conditions indicate a declining trend in land acquisition and a reduction in funding levels for multi-client surveys. If Veritas DGC Inc. is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of the revolving credit facility or the indentures, it may be required to refinance all or a portion of its existing debt or obtain additional financing. Veritas DGC Inc. cannot assure that it would be able to obtain such refinancing or financing, or that any refinancing or financing would result in a level of net proceeds required.

OTHER

Veritas DGC Inc. has prepared a formal plan to address Year 2000 issues as they relate to Veritas DGC Inc.'s business and its operations. In accordance with that plan, Veritas DGC Inc. has evaluated all internal hardware and software used in its operations, including those used to support Veritas DGC Inc.'s activities, such as seismic data acquisition and processing equipment and accounting and payroll systems. In the ordinary course of business, Veritas DGC Inc. has replaced a significant amount of its hardware and software with Year 2000 compliant systems. A replacement schedule has been prepared for its remaining non-compliant systems and an ongoing monitoring program and contingency procedures in the event of unanticipated non-compliance problems have been established. Veritas DGC Inc. has also identified all external relationships, mainly suppliers and customers, and mailed each entity an internally prepared questionnaire regarding Year 2000 issues. Approximately 95% of the questionnaires have been returned and indicate a state of readiness. The remaining 5% do not pertain to critical systems. As of October 31, 1998, Veritas DGC Inc. estimates that approximately 80% of its plan has been implemented and that it will complete its plan, including remedial actions, by June 30, 1999. Veritas DGC Inc. is not aware of any material contingencies or costs that will be incurred.

Since Veritas DGC Inc.'s quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the quarter ended October 31, 1998, Veritas DGC Inc. recognized $2.9 million related to these benefits, due to increased profitability and anticipated profitability of Veritas DGC Inc.

Veritas DGC Inc. maintains operations in Europe, which are predominately conducted from its U.K. offices. Although the U.K. has not currently elected to convert to the new "euro" currency, Veritas DGC Inc. does have transactions with companies in countries that will adopt the new currency. Veritas DGC Inc. has made a preliminary assessment and does not anticipate any material effect to the consolidated financial statements as a result of the new currency.

See Note 1 of Notes to Consolidated Financial Statements regarding new accounting pronouncements not yet adopted.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS FILED WITH THIS REPORT:

     Exhibit
     -------

          2) Combination Agreement between Digicon Inc. and Veritas Energy Services Inc. dated as of May 10, 1996. (Refer to Exhibit 2.1 to Digicon Inc.'s Current Report on Form 8-K dated May 10, 1996.)

        3-A) Restated Certificate of Incorporation with amendments of Digicon Inc. dated August 30, 1996. (Refer to Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996.)

        3-B) Certificate of Ownership and Merger of New Digicon Inc. and Digicon Inc. (Refer to Exhibit 3-B to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991.)

        3-C)   By-laws of New Digicon Inc. dated June 24, 1991. (Refer to
               Exhibit 3-C to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991.)

        4-A)   Specimen certificate for Senior Notes. (Refer to Section 2.2 of
               Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996.)

        4-B) Form of Trust Indenture relating to the 9 3/4% Senior Notes due 2003 of Veritas DGC Inc. between Veritas DGC Inc. and Fleet National Bank, as trustee. (Refer to Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996.)

        4-C)   Specimen Veritas DGC Inc. Common Stock certificate. (Refer to
               Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996.)

        4-D) Rights Agreement between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C. dated May 15, 1997. (Refer to
               Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K filed May 27, 1997.)

        4-E) Form S-8 Restricted Stock Grant Agreement. (Refer to Exhibit 4.8 to Veritas DGC Inc.'s Registration Statement No. 333-48953 dated March 31, 1998.)

        4-F) Restricted Stock Plan. (Refer to Exhibit 4.1 to Veritas DGC Inc.'s Registration Statement No. 333-57603 dated June 24, 1998.)

       *4-G) Key Contributor Incentive Plan as Amended and Restated dated December 9, 1998.

        4-H) Purchase Agreement relating to the 9 3/4% Senior Notes due 2003, Series B of Veritas DGC Inc. between Veritas DGC Inc. and Warburg Dillon Read L.L.C. dated October 23, 1998. (Refer to Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K November 12, 1998.)

        4-I) Registration Rights Agreement relating to the 9 3/4% Senior Notes due 2003, Series B of Veritas DGC Inc. between Veritas DGC Inc. and Warburg Dillon Read L.L.C. dated as of October 28, 1998. (Refer to Exhibit 4.2 to Veritas DGC Inc.'s Current Report on Form 8-K dated November 12, 1998.)

        4-J) Indenture relating to the 9 3/4% Senior Notes due 2003, Series B and Series C of Veritas DGC Inc. between Veritas DGC Inc. and State Street Bank and Trust Company dated October 28, 1998. (Refer to Exhibit 4.3 to Veritas DGC Inc.'s Current Report on Form 8-K dated November 12, 1998.)

          9) Voting and Exchange Trust Agreement among Digicon Inc., Veritas Energy Services Inc. and the R-M Trust Company dated August 30, 1996. (Refer to Exhibit 9.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996.)

       10-A) Support Agreement between Digicon Inc. and Veritas Energy Services Inc. dated August 30, 1996. (Refer to Exhibit 10.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated August 30, 1996.)

       *10-B) 1992 Non-Employee Director Stock Option Plan as Amended and Restated dated December 9, 1998.

       *10-C) Third Amended and Restated 1992 Employee Nonqualified Stock Option Plan as amended and restated dated December 9, 1998.

        10-D) 1997 Employee Stock Purchase Plan. (Refer to Exhibit 4.1 to Veritas DGC Inc.'s Registration Statement No. 333-38377 dated October 21, 1997.)

        10-E) Restricted Stock Agreement between Veritas DGC Inc. and Anthony Tripodo dated April 1, 1997. (Refer to Exhibit 10-O to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997.)

        10-F)  Employment Agreement executed by David B. Robson. (Refer to
               Exhibit 10-L to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997.)

        10-G)  Employment Agreement executed by Stephen J. Ludlow. (Refer to
               Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997.)

        10-H)  Employment Agreement executed by Lawrence C. Fichtner. (Refer to
               Exhibit 10-M to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997.)

        10-I)  Employment Agreement executed by Anthony Tripodo. (Refer to
               Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997.)

        10-J)  Employment Agreement executed by Rene M.J. VandenBrand. (Refer to
               Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997.)

        10-K) Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated July 27, 1998. (Refer to Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1998.)

       *10-L) First Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated October 23, 1998.

       *10-M) Second Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated November 20, 1998.

       *27-A) Financial Data Schedule for the three months ended October 31, 1998. (Filed electronically herewith.)

       *27-B) Financial Data Schedule for the three months ended October 31, 1997 as restated. (Filed electronically herewith.)

   * Filed herewith

b)     REPORTS ON FORM 8-K

       No Form 8-K reports were filed during the quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of December, 1998.

                                             VERITAS DGC INC.

                                             By:   /s/ David B. Robson
                                                -------------------------------
                                                DAVID B. ROBSON
                                                Chairman of the Board and
                                                Chief Executive Officer



                                                  /s/ Anthony Tripodo
                                                -------------------------------
                                                ANTHONY TRIPODO
                                                Executive Vice President,
                                                Chief Financial and Accounting
                                                Officer and Treasurer

                               INDEX TO EXHIBITS

     Exhibit                      Description
     -------                      -----------
          2)   Combination Agreement between Digicon Inc. and Veritas Energy
               Services Inc. dated as of May 10, 1996. (Refer to Exhibit 2.1 to
               Digicon Inc.'s Current Report on Form 8-K dated May 10, 1996.)

        3-A)   Restated Certificate of Incorporation with amendments of Digicon
               Inc. dated August 30, 1996. (Refer to Exhibit 3.1 to Veritas DGC
               Inc.'s Current Report on Form 8-K dated September 16, 1996.)

        3-B)   Certificate of Ownership and Merger of New Digicon Inc. and
               Digicon Inc. (Refer to Exhibit 3-B to Digicon Inc.'s Registration
               Statement No. 33-43873 dated November 12, 1991.)

        3-C)   By-laws of New Digicon Inc. dated June 24, 1991. (Refer to
               Exhibit 3-C to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991.)

        4-A)   Specimen certificate for Senior Notes. (Refer to Section 2.2 of
               Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No.
               333-12481 dated September 20, 1996.)

        4-B)   Form of Trust Indenture relating to the 9 3/4% Senior Notes due
               2003 of Veritas DGC Inc. between Veritas DGC Inc. and Fleet
               National Bank, as trustee. (Refer to Exhibit 4-B to Veritas DGC
               Inc.'s Registration Statement No. 333-12481 dated September 20,
               1996.)

        4-C)   Specimen Veritas DGC Inc. Common Stock certificate. (Refer to
               Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended
               July 31, 1996.)

        4-D)   Rights Agreement between Veritas DGC Inc. and ChaseMellon
               Shareholder Services, L.L.C. dated May 15, 1997. (Refer to
               Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K filed May 27, 1997.)

        4-E) Form S-8 Restricted Stock Grant Agreement. (Refer to Exhibit 4.8 to Veritas DGC Inc.'s Registration Statement No. 333-48953 dated
               March 31, 1998.)

        4-F)   Restricted Stock Plan. (Refer to Exhibit 4.1 to Veritas DGC
               Inc.'s Registration Statement No. 333-57603 dated June 24, 1998.)

       *4-G)   Key Contributor Incentive Plan as Amended and Restated dated
               December 9, 1998.

        4-H)   Purchase Agreement relating to the 9 3/4% Senior Notes due 2003,
               Series B of Veritas DGC Inc. between Veritas DGC Inc. and Warburg
               Dillon Read L.L.C. dated October 23, 1998. (Refer to Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K November 12,
               1998.)

        4-I) Registration Rights Agreement relating to the 9 3/4% Senior Notes due 2003, Series B of Veritas DGC Inc. between Veritas DGC Inc.
               and Warburg Dillon Read L.L.C. dated as of October 28, 1998.
               (Refer to Exhibit 4.2 to Veritas DGC Inc.'s Current Report on
               Form 8-K dated November 12, 1998.)

        4-J) Indenture relating to the 9 3/4% Senior Notes due 2003, Series B and Series C of Veritas DGC Inc. between Veritas DGC Inc. and
               State Street Bank and Trust Company dated October 28, 1998.
               (Refer to Exhibit 4.3 to Veritas DGC Inc.'s Current Report on
               Form 8-K dated November 12, 1998.)

          9)   Voting and Exchange Trust Agreement among Digicon Inc., Veritas
               Energy Services Inc. and the R-M Trust Company dated August 30,
               1996. (Refer to Exhibit 9.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996.)

       10-A)   Support Agreement between Digicon Inc. and Veritas Energy
               Services Inc. dated August 30, 1996. (Refer to Exhibit 10.1 to
               Veritas DGC Inc.'s Current Report on Form 8-K dated August 30,
               1996.)

       *10-B)  1992 Non-Employee Director Stock Option Plan as Amended and
               Restated dated December 9, 1998.

     Exhibit                      Description
     -------                      -----------
       *10-C)  Third Amended and Restated 1992 Employee Nonqualified Stock
               Option Plan as amended and restated dated December 9, 1998.

        10-D)  1997 Employee Stock Purchase Plan. (Refer to Exhibit 4.1 to
               Veritas DGC Inc.'s Registration Statement No. 333-38377 dated
               October 21, 1997.)

        10-E)  Restricted Stock Agreement between Veritas DGC Inc. and Anthony
               Tripodo dated April 1, 1997. (Refer to Exhibit 10-O to Veritas
               DGC Inc.'s Form 10-K for the year ended July 31, 1997.)

        10-F)  Employment Agreement executed by David B. Robson. (Refer to
               Exhibit 10-L to Veritas DGC Inc.'s Form 10-K for the year ended
               July 31, 1997.)

        10-G)  Employment Agreement executed by Stephen J. Ludlow. (Refer to
               Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997.)

        10-H)  Employment Agreement executed by Lawrence C. Fichtner. (Refer to
               Exhibit 10-M to Veritas DGC Inc.'s Form 10-K for the year ended
               July 31, 1997.)

        10-I)  Employment Agreement executed by Anthony Tripodo. (Refer to
               Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997.)

        10-J)  Employment Agreement executed by Rene M.J. VandenBrand. (Refer to
               Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the year ended
               July 31, 1997.)

        10-K)  Credit Agreement among Veritas DGC Inc., as borrower, and Bank
               One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated July 27, 1998. (Refer to Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for the year ended
               July 31, 1998.)

       *10-L) First Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated
               October 23, 1998.

       *10-M) Second Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated
               November 20, 1998.

       *27-A)  Financial Data Schedule for the three months ended October 31,
               1998. (Filed electronically herewith.)

       *27-B)  Financial Data Schedule for the three months ended October 31,
               1997 as restated. (Filed electronically herewith.)

   * Filed herewith