Form 10-Q
period 1999-01-31
VERITAS DGC INC
filed 1999-03-17
CIK 28866

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

The number of shares of Veritas DGC Inc.'s common stock (the "Common Stock"), $.01 par value, outstanding at February 28, 1999 was 22,885,664 (including 1,505,595 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).


================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

================================================================================

                                                                                                  Page Number
                                                                                                  -----------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income -
                  For the Three and Six Months Ended January 31, 1999 and 1998                           1

                Consolidated Balance Sheets - January 31, 1999 and July 31, 1998                         2

                Consolidated Statements of Cash Flows -
                  For the Six Months Ended January 31, 1999 and 1998                                     3

                Notes to Consolidated Financial Statements                                               5

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                10


PART II.     Other Information


             Item 4.   Submission of Matters to a Vote of Security Holders                              14


             Item 6.   Exhibits and Reports on Form 8-K                                                 14


             Signatures                                                                                 17

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                    (In thousands, except per share amounts)


                                                                Three Months Ended                   Six Months Ended
                                                                    January 31,                         January 31,
                                                            ---------------------------         ---------------------------
                                                              1999              1998              1999              1998
                                                            ---------         ---------         ---------         ---------
 REVENUES                                                   $ 101,652         $ 123,569         $ 248,451         $ 265,755

 COSTS AND EXPENSES:
     Cost of services                                          70,015            80,804           173,526           174,057
     Depreciation and amortization                             17,734            12,950            34,584            25,464
     Selling, general and administrative                        4,501             4,254             9,057             8,793
     Other expense (income):
         Interest                                               3,551             2,018             5,603             4,052
         Other                                                 (2,630)             (730)           (2,403)           (1,038)
                                                            ---------         ---------         ---------         ---------

                   Total costs and expenses                    93,171            99,296           220,367           211,328
                                                            ---------         ---------         ---------         ---------

 Income before provision for income taxes and equity
     in (earnings) loss of joint venture                        8,481            24,273            28,084            54,427
 Provision for income taxes                                     3,057             6,505             8,939            16,154
 Equity in (earnings) loss  of joint venture                      (12)               91                87              (723)
                                                            ---------         ---------         ---------         ---------

 NET INCOME                                                 $   5,436         $  17,677         $  19,058         $  38,996
                                                            =========         =========         =========         =========


 PER SHARE:
     Earnings per common share                              $     .24         $     .79         $     .84         $    1.74
                                                            =========         =========         =========         =========
     Weighted average common shares                            22,712            22,513            22,704            22,473
                                                            =========         =========         =========         =========

     Earnings per common share - assuming dilution          $     .24         $     .76         $     .83         $    1.68
                                                            =========         =========         =========         =========
     Weighted average common shares - assuming dilution        22,830            23,214            22,852            23,203
                                                            =========         =========         =========         =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)


                                                                                                January 31,         July 31,
                                                                                                   1999               1998
                                                                                                -----------         ---------
                                                                                                (Unaudited)
                                         ASSETS
 Current assets:
   Cash and cash equivalents                                                                      $  75,056         $  40,089
   Restricted cash investments                                                                          280               186
   Accounts and notes receivable (net of allowance for doubtful accounts:
      January $3,412; July $1,248)                                                                  165,448           151,820
   Materials and supplies inventory                                                                   3,967             4,106
   Prepayments and other                                                                              8,711            16,290
                                                                                                  ---------         ---------
      Total current assets                                                                          253,462           212,491

 Property and equipment                                                                             354,656           326,024
   Less accumulated depreciation                                                                    183,271           151,104
                                                                                                  ---------         ---------
      Property and equipment - net                                                                  171,385           174,920

 Multi-client data library                                                                           94,812            51,143
 Investment in and advances to joint venture                                                          1,673             2,943
 Goodwill (net of accumulated amortization:  January $3,485; July $3,233)                             2,403             2,655
 Deferred tax asset                                                                                  19,687            19,157
 Other assets                                                                                        16,459            15,181
                                                                                                  ---------         ---------
      Total                                                                                       $ 559,881         $ 478,490
                                                                                                  =========         =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Current maturities of long-term debt                                                           $     280         $     289
   Accounts payable - trade                                                                          30,086            42,493
   Accrued interest                                                                                   3,780             2,234
   Other accrued liabilities                                                                         75,768            50,753
   Income taxes payable                                                                                 131            10,682
                                                                                                  ---------         ---------
      Total current liabilities                                                                     110,045           106,451

 Non-current liabilities:
   Long-term debt - less current maturities                                                         135,135            75,272
   Other non-current liabilities                                                                      5,020             5,071
                                                                                                  ---------         ---------
      Total non-current liabilities                                                                 140,155            80,343

 Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 21,380,069 shares at
      January and 21,278,653 shares at July (excluding Exchangeable Shares of 1,505,595
      at January and 1,505,915 at July)                                                                 214               213
   Additional paid-in capital                                                                       206,460           203,258
   Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                          113,416            94,358
   Accumulated other comprehensive loss - cumulative foreign currency translation adjustment         (6,913)           (3,660)
   Less:  Unearned compensation                                                                        (620)             (746)
   Less:  Treasury stock, at cost; 121,143 shares at January and 50,000 shares at July               (2,876)           (1,727)
                                                                                                  ---------         ---------
      Total stockholders' equity                                                                    309,681           291,696
                                                                                                  ---------         ---------
      Total                                                                                       $ 559,881         $ 478,490
                                                                                                  =========         =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Dollars in thousands)

                                                                               Six Months Ended
                                                                                 January 31,
                                                                          -------------------------
                                                                            1999             1998
                                                                          --------         --------
 OPERATING ACTIVITIES:
      Net income                                                          $ 19,058         $ 38,996
      Non-cash items included in net income:
        Depreciation and amortization                                       34,584           25,464
        Net loss on disposition of property and equipment                      319              433
        Equity in loss (earnings) of joint venture                              87             (723)
        Write-down of multi-client data library to market                      670              254
        Deferred taxes                                                       2,357            2,664
        Amortization of unearned compensation                                  168               62
      Change in operating assets/liabilities:
        Accounts and notes receivable                                      (12,010)         (43,378)
        Materials and supplies inventory                                       139             (682)
        Prepayments and other                                                7,929           (1,764)
        Multi-client data library                                          (42,469)          (4,581)
        Other                                                                  112             (884)
        Accounts payable - trade                                           (13,440)          (2,937)
        Accrued interest                                                     1,546                2
        Other accrued liabilities                                           23,931           18,699
        Income taxes payable                                               (10,551)           8,046
        Other non-current liabilities                                          (51)            (975)
                                                                          --------         --------
          Total cash provided by operating activities                       12,379           38,696


 FINANCING ACTIVITIES:
      Payments of long-term debt                                              (146)            (220)
      Borrowings from senior notes                                          60,000
      Senior notes issue costs                                              (1,737)
      Net proceeds from sale of common stock                                   947            1,050
      Purchase of treasury stock                                            (2,869)
                                                                          --------         --------
          Total cash provided by financing activities                       56,195              830


 INVESTING ACTIVITIES:
      Increase in restricted cash investments                                  (94)             (13)
      Decrease in investment in and advances to joint venture                1,183              521
      Purchase of Time Seismic Exchange Ltd., net of cash received            (704)
      Purchase of property and equipment                                   (30,870)         (38,494)
      Sale of property and equipment                                           131               53
                                                                          --------         --------
          Total cash used by investing activities                          (30,354)         (37,933)

      Currency loss on foreign cash                                         (3,253)          (1,560)
                                                                          --------         --------
      Change in cash and cash equivalents                                   34,967               33
      Beginning cash and cash equivalents balance                           40,089           71,177
                                                                          --------         --------
      Ending cash and cash equivalents balance                            $ 75,056         $ 71,210
                                                                          ========         ========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (Dollars in thousands)

                                                                                                   Six Months Ended
                                                                                                      January 31,
                                                                                               ------------------------
                                                                                                 1999            1998
                                                                                               --------         -------
 SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Increase in property and equipment for accounts payable - trade                           $    373         $ 2,443
     Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
           Deferred tax asset valuation allowance                                                (2,887)         (4,762)
           Additional paid-in capital                                                             2,887           4,762
     Treasury stock issued for purchase of Time Seismic Exchange Ltd.                               664
     Treasury stock issued in lieu of cash for bonuses payable                                      383
     Restricted stock issued for future services resulting in an increase in additional
        paid-in capital and unearned compensation                                                    42             594


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for:
        Interest -
           Senior notes                                                                           3,656           3,656
           Equipment purchase obligations                                                            22              37
           Other                                                                                    325             277
        Income taxes                                                                             16,501           6,200


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Veritas DGC Inc. provides seismic data acquisition, data processing, multi-client data sales and exploration and development information services to the petroleum industry in selected markets worldwide. The accompanying consolidated financial statements include the accounts of Veritas DGC Inc., formerly Digicon Inc., and all majority-owned domestic and foreign subsidiaries. Investments in a joint venture are accounted for on the equity method. All material intercompany balances and transactions have been eliminated.

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

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999

2.   INVESTMENT IN INDONESIAN JOINT VENTURE

Veritas DGC Inc. owns 80% of an Indonesian joint venture (P.T. Digicon Mega Pratama). The joint venture is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. Summarized financial information is as follows:

                                                                   January 31,        July 31,
                                                                      1999              1998
                                                                   -----------        --------
                                                                     (Dollars in thousands)
         Current assets                                              $  1,491         $  2,740
         Property and equipment, net                                      460              613
                                                                     --------         --------
                  Total assets                                       $  1,951         $  3,353
                                                                     ========         ========

         Current liabilities                                         $    278         $    410
         Advances from affiliates                                      12,664           13,847

         Stockholders' deficit:
             Common stock                                               2,576            2,576
             Accumulated deficit                                      (13,567)         (13,480)
                                                                     --------         --------
                  Total stockholders' deficit                         (10,991)         (10,904)
                                                                     --------         --------
                  Total liabilities and stockholders' deficit        $  1,951         $  3,353
                                                                     ========         ========

                                                  Three Months Ended          Six Months Ended
                                                      January 31,                January 31,
                                                  ------------------        --------------------
                                                  1999          1998        1999            1998
                                                  ----          ----        ----            ----
                                                             (Dollars in thousands)
         Revenues                                 $386        $ 355         $ 784         $ 1,804

         Cost and expenses:
             Cost of services                      289          576           614           1,243
             Depreciation and amortization          84           80           170             158
             Other (income) expense                  1         (210)           87            (320)
                                                  ----        -----         -----         -------
                  Total                            374          446           871           1,081
                                                  ----        -----         -----         -------
         Net income (loss)                        $ 12        $ (91)        $ (87)        $   723
                                                  ====        =====         =====         =======

3.   LONG-TERM DEBT

Veritas DGC Inc.'s long-term debt is as follows:

                                                                 January 31,      July 31,
                                                                    1999            1998
                                                                 -----------      --------
                                                                   (Dollars in thousands)
         Senior notes due October 2003, at 9 3/4%                 $135,000        $75,000
         Equipment purchase obligations maturing through
             September 2000, at a weighted average rate of
             9.29% at January 31, 1999                                 415            561
                                                                  --------        -------
                  Total                                            135,415         75,561
         Less current maturities                                       280            289
                                                                  --------        -------
                  Due after one year                              $135,135        $75,272
                                                                  ========        =======

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

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999

may redeem up to $35.0 million in aggregate principal amount of the senior notes prior to October 15, 1999.

Veritas DGC Inc. maintains a revolving credit agreement due July 2001 with commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base and bear interest, at Veritas DGC Inc.'s election, at LIBOR or prime rate (7 3/4% at January 31, 1999) plus a margin based on certain ratios maintained by Veritas DGC Inc. Advances are secured by certain accounts receivable for a limited amount. Covenants in the agreement limit, among other things, Veritas DGC Inc.'s right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC Inc. to maintain certain financial ratios. No advances were outstanding at January 31, 1999 and July 31, 1998 under the credit agreement.

Veritas DGC Inc.'s equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

4.   OTHER ACCRUED LIABILITIES

Other accrued liabilities include the following:

                                           January 31,      July 31,
                                              1999            1998
                                           -----------      --------
                                             (Dollars in thousands)
         Accrued payroll and benefits        $13,323        $12,216

         Deferred revenues                   $32,608        $19,196

5.   EMPLOYEE BENEFITS

In March 1999, Veritas DGC Inc. amended and restated its employee nonqualified stock option plan to increase the number of authorized common shares that may be issued under the plan to 3,954,550 shares.

In December 1998, Veritas DGC Inc. amended and restated its non-employee director stock option plan. Options to purchase 5,000 shares will be granted every year and will vest 25% on the grant date and 25% on each anniversary over the following three years. All other major provisions remain the same.

6.   OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                                    Three Months Ended                Six Months Ended
                                                                        January 31,                      January 31,
                                                                  -----------------------         -----------------------
                                                                   1999            1998            1999            1998
                                                                  -------         -------         -------         -------
                                                                                   (Dollars in thousands)
         Interest income                                          $(1,177)        $(1,066)        $(1,454)        $(2,140)
         Net loss on disposition of property and equipment             21             239             319             433
         Net foreign currency exchange (gains) losses              (1,301)            259          (1,129)            854
         Other                                                       (173)           (162)           (139)           (185)
                                                                  -------         -------         -------         -------
                  Total                                           $(2,630)        $  (730)        $(2,403)        $(1,038)
                                                                  =======         =======         =======         =======

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999


7.   EARNINGS PER COMMON SHARE

Earnings per common share and earnings per common share - assuming dilution are computed as follows:

                                                              Three Months Ended             Six Months Ended
                                                                  January 31,                   January 31,
                                                            ----------------------        ----------------------
                                                              1999          1998           1999            1998
                                                            -------        -------        -------        -------
                                                                  (In thousands, except per share amounts)
Net income                                                  $ 5,436        $17,677        $19,058        $38,996
                                                            =======        =======        =======        =======

Weighted average common shares                               22,712         22,513         22,704         22,473
                                                            =======        =======        =======        =======

Earnings per common share                                   $   .24        $   .79        $   .84        $  1.74
                                                            =======        =======        =======        =======

 Weighted average common shares - assuming dilution:
         Weighted average common shares                      22,712         22,513         22,704         22,473
         Shares issuable from assumed conversion of:
             Options                                            118            701            148            711
             Warrants                                                                                         19
                                                            -------        -------        -------        -------

                     Total                                   22,830         23,214         22,852         23,203
                                                            =======        =======        =======        =======

Earnings per common share - assuming dilution               $   .24        $   .76        $   .83        $  1.68
                                                            =======        =======        =======        =======

Exchangeable stock, which was issued in a business combination and may be exchanged for Veritas DGC Inc. common stock, is included in both computations.

The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares.


                                                    Three Months Ended                          Six Months Ended
                                                        January 31,                               January 31,
                                         ----------------------------------------   ----------------------------------------
                                                1999                  1998                  1999                 1998
                                         ------------------    ------------------   -------------------   ------------------
Number of options                                  810,501                 49,461              801,635                49,461

Exercise price range                     $17 7/8 - $56 1/2     $38 1/8 - $45 5/16    $15 5/8 - $56 1/2    $38 1/8 - $45 5/16

Expiring through                             November 2008             March 2007        November 2008            March 2007

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

               FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1999


8.   COMPREHENSIVE INCOME

Effective August 1, 1998, Veritas DGC Inc. implemented SFAS No. 130, "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income (changes in equity from non-owner sources), net of the related tax effect. Veritas DGC Inc. will report comprehensive income and classifications included in the accumulated balance on the consolidated statement of changes in stockholders' equity. Veritas DGC Inc.'s sources of comprehensive income include net income and foreign currency translation adjustments.

The following sets forth Veritas DGC Inc.'s comprehensive income for the periods presented:

                                                            Three Months Ended                Six Months Ended
                                                               January 31,                       January 31,
                                                         ------------------------         -------------------------
                                                           1999            1998             1999             1998
                                                         -------         --------         --------         --------
                                                                          (Dollars in thousands)
         Net income                                      $ 5,436         $ 17,677         $ 19,058         $ 38,996
         Foreign currency translation adjustments         (2,898)          (1,400)          (3,253)          (1,689)
                                                         -------         --------         --------         --------
         Comprehensive income                            $ 2,538         $ 16,277         $ 15,805         $ 37,307
                                                         =======         ========         ========         ========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1998

Revenues. Revenues decreased 18% from $123.6 million to $101.7 million during the current quarter. Decreases occurred in all service groups as a result of lower exploration and development spending attributable to lower oil and gas prices.

Land and transition zone acquisition revenues decreased 11% from $51.4 million to $46.0 million as a result of decreased demand and prices. The Company was operating 11 crews at the end of the current quarter compared to 21 crews in the prior year.

Marine acquisition revenues decreased 19% from $25.2 million to $20.4 million. During the current quarter, two vessels were mobilized to different geographic regions. There was also less prefunding on multi-client surveys.

Data processing revenues decreased 8% from $22.8 million to $21.0 million. As a result of the decline in acquisition services, pricing is more competitive. The industry is still showing strong demand for complex and computer intensive processing products such as pre-stack time and depth migration.

Multi-client data library sales decreased 41%, from $24.2 million to $14.3 million also due to lower demand.

Operating Expenses. Costs of services decreased 13% from $80.8 million to $70.0 million relative to the decline in revenues. However, cost of services as a percent of revenues increased from 65% to 69%. The reduction in operating margins is attributable to a more competitive environment in the onshore markets as a result of lower commodity prices. Cost of services as a percent of revenues actually declined for all other service groups due to improvements in productivity and efficiency.

Depreciation and Amortization. Depreciation and amortization expense increased 37% from $13.0 million to $17.7 million due to the large increase in capital expenditures over the past two years.

Interest Expense. Interest expense increased from $2.0 million to $3.6 million due to the addition of the $60.0 million senior notes discussed below at the end of the first quarter in the current year.

Other Income. The increase in other income from $730,000 to $2.6 million primarily relates to net foreign currency exchange gains resulting from the Canadian dollar strengthening against the U.S. dollar.

Income Taxes. Provision for income taxes decreased from $6.5 million to $3.1 million as a result of Veritas DGC Inc.'s lower taxable income in the current quarter. The increase in the effective tax rate from 27% to 36% is primarily attributable to a benefit recorded to recognize the expected future utilization of net operating loss carryforwards during the prior year's second quarter.

Equity in (earnings) loss. Equity in (earnings) loss is related to the Indonesian joint venture. Improved data processing margins account for the increased profitability in the current quarter.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
1998

Revenues. Revenues decreased 7% from $265.8 million to $248.5 million during the current six months. The decrease was attributable to fewer data library sales. Revenues increased for all other service groups compared to the corresponding period last year.

Land and transition zone acquisition revenues increased 10% from $110.7 million to $121.3 million as a result of increased utilization of an expanded base of crews and channels during the first quarter of the current year. Operations also improved in the Middle East market during the second quarter; however, revenues decreased in other areas as a result of decreased demand and prices.

Marine acquisition revenues increased 4% from $43.5 million to $45.4 million despite disruptions caused by weather and the mobilization of vessels. The increase was primarily due to capacity added by the Veritas Viking, Veritas DGC Inc.'s new 3-D vessel that commenced operations in July 1998.

Data processing revenues were consistent, $45.1 million in the prior year compared to $45.4 million in the current year. Veritas DGC Inc. substantially upgraded its processing centers, including the addition of a third NEC supercomputer in Singapore this year, to meet the demand for complex and computer intensive processing products such as pre-stack time and depth migration.

Multi-client data library sales decreased 45%, from $66.5 million to $36.4 million, primarily due to the higher level of data sales in the first quarter of fiscal year 1998 related to a new data sales program in the Gulf of Mexico and decreased demand in the second quarter of the current year.

Operating Expenses. Costs of services were consistent, $174.1 million in the prior year compared to $173.5 million in the current year, but increased as a percent of revenues from 65% to 70%. The reduction in operating margins is mainly attributable to a more competitive environment in the onshore markets, as a result of lower commodity prices. Marine acquisition, data processing, and data library sales operating margins actually increased due to improvements in productivity and efficiency and the mix of multi-client surveys purchased.

Depreciation and Amortization. Depreciation and amortization expense increased 36% from $25.5 million to $34.6 million due to the large increase in capital expenditures over the past two years.

Interest Expense. Interest expense increased from $4.1 million to $5.6 million due to the addition of the $60.0 million senior notes discussed below at the end of the first quarter in the current year.

Other Income. The increase in other income from $1.0 million to $2.4 million primarily relates to net foreign currency exchange gains resulting from the Canadian dollar strengthening against the U.S. dollar. In the prior year, Veritas DGC Inc. recognized losses as the U.S. dollar strengthened against the Australian dollar. The increase is partially offset by a reduction in interest income earned as a result of lower average cash balances in the first quarter of fiscal 1999.

Income Taxes. Provision for income taxes decreased from $16.2 million to $8.9 million as a result of Veritas DGC Inc.'s lower taxable income for the current year. The increase in the effective tax rate from 30% to 32% is primarily attributable to a benefit recorded to recognize the expected future utilization of net operating loss carryforwards during the prior year's second quarter.

Equity in (earnings) loss. Equity in (earnings) loss is related to the Indonesian joint venture. A decrease in marine acquisition surveys accounts for the decreased profitability in the current year.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

Veritas DGC Inc.'s internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public and private financing, the unutilized portion of a revolving credit facility, equipment financing and trade credit.

In October 1996, Veritas DGC Inc. completed a $75.0 million public offering of senior notes ("Series A Notes"), and in October 1998, Veritas DGC Inc. completed a $60.0 million private placement of senior notes ("Series B Notes"), both due in October 2003. The Series B Notes were exchanged for notes with terms identical in all material respects to those of the Series A Notes in March 1999 ("Series C Notes"). This exchange was registered under the Securities Act of 1933, as amended. The net proceeds from the Series B Notes will be used for general corporate purposes, including capital expenditures and additions to Veritas DGC Inc.'s data library as discussed below. The indentures relating to the senior notes contain certain covenants, including covenants that limit Veritas DGC Inc.'s ability to, among other things, incur additional debt, pay dividends, and complete mergers, acquisitions and sales of assets. Veritas DGC Inc. is in compliance with all covenants of the indentures as of January 31, 1999. Upon a change in control of

Veritas DGC Inc., as defined in the indentures, holders of the senior notes have the right to require Veritas DGC Inc. to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually.

In July 1998, Veritas DGC Inc. obtained a new revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base and bear interest, at Veritas DGC Inc.'s election, at LIBOR or prime rate plus a margin based on certain ratios maintained by Veritas DGC Inc. Advances are secured by certain accounts receivable for a limited amount. The borrowing base is well in excess of the maximum commitment as of January 31, 1999. Covenants in the agreement limit, among other things, Veritas DGC Inc.'s right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC Inc. to maintain certain financial ratios. Veritas DGC Inc. is in compliance with all covenants of the agreement, and there were no outstanding advances as of January 31, 1999.

Veritas DGC Inc. requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. Veritas DGC Inc.'s foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, receivables and payables denominated in foreign currencies are subject to fluctuations in foreign money markets. Approximately 47% of revenues for the six months ended January 31, 1999 were attributable to Veritas DGC Inc.'s foreign operations. Veritas DGC Inc. has also increased its participation in multi-client data surveys and has significantly expanded its multi-client data library. Because of the lead-time between survey execution and sale, partially funded multi-client data surveys generally require greater amounts of working capital than contract work. Depending on the timing of future sales of the data and the collection of the proceeds from such sales, Veritas DGC Inc.'s liquidity will be affected; however, Veritas DGC Inc. believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

Veritas DGC Inc.'s revised capital budget for fiscal 1999 is $78.8 million which includes expenditures of $30.0 million to maintain or replace Veritas DGC Inc.'s current operating equipment and $48.8 million to expand capacity. Research and development costs are estimated at $8.1 million in fiscal 1999.

Veritas DGC Inc. will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs and meet its principal and interest obligations with respect to outstanding indebtedness. However, Veritas DGC Inc.'s ability to meet its obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond Veritas DGC Inc.'s control. Since the end of the first quarter, many oil and gas companies have announced annual budgets that are substantially lower than previously anticipated. Key factors affecting future results will include utilization levels for both land and marine crews and the level of data library sales. The ability to forecast future earnings is more difficult as a result of a substantial reduction in backlog ($149.0 million at January 31, 1999 compared to $227.0 million at January 31, 1998). The continued deterioration in activity levels and current industry outlook will result in a very difficult environment for the balance of 1999.

Management has undertaken certain initiatives in response to the current industry downturn to preserve the financial strength and flexibility of the Company. Since September 1998, headcount has been decreased from approximately 4,500 to 2,500 employees. The Company has begun decommissioning the multi-boat operation in the Gulf of Mexico. All three vessels are on short-term charters and will be returned to the vessel owners. In order to reduce capital expenditures, the seismic equipment outfitting these vessels will be installed on the second Viking class 3D vessel, which is scheduled for delivery in May 1999. Management continues to monitor discretionary capital expenditures.

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

OTHER

Veritas DGC Inc. has prepared a formal plan to address Year 2000 issues as they relate to Veritas DGC Inc.'s business and its operations. In accordance with that plan, Veritas DGC Inc. has evaluated all internal hardware and software used in its operations, including those used to support Veritas DGC Inc.'s activities, such as seismic data acquisition and processing equipment and accounting and payroll systems. In the ordinary course of business, Veritas DGC Inc. has replaced a significant amount of its hardware and software with Year 2000 compliant systems. A replacement schedule has been prepared for its remaining non-compliant systems and an ongoing monitoring program and contingency procedures in the event of unanticipated non-compliance problems have been established. Veritas DGC Inc. has also identified all external relationships, mainly suppliers and customers, and mailed each entity an internally prepared questionnaire regarding Year 2000 issues. Responses returned indicate a state of readiness and non-responses do not pertain to critical systems. As of January 31, 1999, Veritas DGC Inc. estimates that it will complete its plan, including remedial actions, by June 30, 1999. Approximately $100,000 of costs has been incurred. Veritas DGC Inc. is not aware of any additional material contingencies or costs that will be incurred.

Since Veritas DGC Inc.'s quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the six months ended January 31, 1999, Veritas DGC Inc. recognized $2.9 million related to these benefits, due to increased profitability of Veritas DGC Inc.'s U.K. operations.

Veritas DGC Inc. maintains operations in Europe, which are predominately conducted from its U.K. offices. Although the U.K. has not currently elected to convert to the new "euro" currency, Veritas DGC Inc. does have transactions with companies in countries that have adopted the new currency. Veritas DGC Inc. has made a preliminary assessment and does not anticipate any material effect to the consolidated financial statements as a result of the new currency.

See Note 1 of Notes to Consolidated Financial Statements regarding new accounting pronouncements not yet adopted.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 1998 at the Annual Meeting of Stockholders of Veritas DGC Inc., stockholders voted to elect each of the ten directors nominated as follows:



------------------------------------------------------------------------------------------------------------
                                                          For                                  Against
------------------------------------------------------------------------------------------------------------
Clayton P. Cormier                                    17,761,286                               36,212
------------------------------------------------------------------------------------------------------------
Ralph M. Eeson                                        17,768,906                               28,592
------------------------------------------------------------------------------------------------------------
Lawrence C. Fichtner                                  17,770,131                               27,367
------------------------------------------------------------------------------------------------------------
James R. Gibbs                                        17,770,906                               26,592
------------------------------------------------------------------------------------------------------------
Steven J. Gilbert                                     12,507,171                             5,290,327
------------------------------------------------------------------------------------------------------------
Stephen J. Ludlow                                     17,770,706                               26,792
------------------------------------------------------------------------------------------------------------
Brian F. MacNeill                                     17,770,906                               22.952
------------------------------------------------------------------------------------------------------------
Jan Rask                                              17,769,800                               27,698
------------------------------------------------------------------------------------------------------------
David B. Robson                                       17,769,800                               22,952
------------------------------------------------------------------------------------------------------------
Jack C. Threet                                        17,760,886                               36,612
------------------------------------------------------------------------------------------------------------



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

         4-C)     Specimen Veritas DGC Inc. Common Stock certificate. (Refer to
                  Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996.)

         4-D) Rights Agreement between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C. dated May 15, 1997. (Refer to
                  Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated May 27, 1997.)

         4-E)     Form of Restricted Stock Grant Agreement. (Refer to Exhibit
                  4.8 to Veritas DGC Inc.'s Registration Statement No. 333-48953 dated March 31, 1998.)

         4-F) Restricted Stock Plan. (Refer to Exhibit 4.1 to Veritas DGC Inc.'s Registration Statement No. 333-57603 dated June 24, 1998.)

         4-G) Key Contributor Incentive Plan as Amended and Restated dated March 9, 1999. (Refer to Exhibit 4.9 to Veritas DGC Inc.'s Registration Statement No. 333-74305 dated March 12, 1999.)

         4-H) Purchase Agreement relating to the 9 3/4% Senior Notes due 2003, Series B of Veritas DGC Inc. between Veritas DGC Inc. and Warburg Dillon Read L.L.C. dated October 23, 1998. (Refer to Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated November 12, 1998.)

         4-I) Registration Rights Agreement relating to the 9 3/4% Senior Notes due 2003, Series B of Veritas DGC Inc. between Veritas DGC Inc. and Warburg Dillon Read L.L.C. dated October 28, 1998. (Refer to Exhibit 4.2 to Veritas DGC Inc.'s Current Report on Form 8-K dated November 12, 1998.)

         4-J) Indenture relating to the 9 3/4% Senior Notes due 2003, Series B and Series C of Veritas DGC Inc. between Veritas DGC Inc. and State Street Bank and Trust Company dated October 28, 1998. (Refer to Exhibit 4.3 to Veritas DGC Inc.'s Current Report on Form 8-K dated November 12, 1998.)

        *4-K)     Specimen of certificate for Senior Notes Series C.

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

        10-B) Second Amended and Restated 1992 Non-Employee Director Stock Option Plan as Amended and Restated dated December 9, 1998. (Refer to Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1998.)

        10-C) Fourth Amended and Restated 1992 Employee Nonqualified Stock Option Plan as amended and restated dated March 9, 1999. (Refer to Exhibit 4.6 to Veritas DGC Inc.'s Registration Statement No. 333-74305 dated March 12, 1999.)

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

        10-L) First Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated October 23, 1998. (Refer to Exhibit 10-L to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1998.)

        10-M) Second Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated November 20, 1998. (Refer to Exhibit 10-M to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1998.)

         *27)     Financial Data Schedule


   * Filed herewith

b)       REPORTS ON FORM 8-K

         Veritas DGC Inc. filed a Form 8-K on November 12, 1998 with respect to its $60.0 million of 93/4% Senior Notes due 2003, Series B to give notice of unregistered offerings under Rule 135C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of March, 1999.

                                       VERITAS DGC INC.

                                       By:
                                           ------------------------------------
                                           DAVID B. ROBSON
                                           Chairman of the Board and Chief
                                           Executive Officer




                                           ------------------------------------
                                           ANTHONY TRIPODO
                                           Executive Vice President, Chief
                                           Financial and Accounting Officer and
                                           Treasurer

                               INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                      DESCRIPTION
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

         4-C)     Specimen Veritas DGC Inc. Common Stock certificate. (Refer to
                  Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended
                  July 31, 1996.)

         4-D)     Rights Agreement between Veritas DGC Inc. and ChaseMellon
                  Shareholder Services, L.L.C. dated May 15, 1997. (Refer to
                  Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated May 27, 1997.)

         4-E)     Form of Restricted Stock Grant Agreement. (Refer to Exhibit
                  4.8 to Veritas DGC Inc.'s Registration Statement No. 333-48953 dated March 31, 1998.)

         4-F)     Restricted Stock Plan. (Refer to Exhibit 4.1 to Veritas DGC
                  Inc.'s Registration Statement No. 333-57603 dated June 24,
                  1998.)

         4-G)     Key Contributor Incentive Plan as Amended and Restated dated
                  March 9, 1999. (Refer to Exhibit 4.9 to Veritas DGC Inc.'s
                  Registration Statement No. 333-74305 dated March 12, 1999.)

         4-H)     Purchase Agreement relating to the 9 3/4% Senior Notes due
                  2003, Series B of Veritas DGC Inc. between Veritas DGC Inc.
                  and Warburg Dillon Read L.L.C. dated October 23, 1998. (Refer to Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form
                  8-K dated November 12, 1998.)

         4-I)     Registration Rights Agreement relating to the 9 3/4% Senior
                  Notes due 2003, Series B of Veritas DGC Inc. between Veritas
                  DGC Inc. and Warburg Dillon Read L.L.C. dated October 28,
                  1998. (Refer to Exhibit 4.2 to Veritas DGC Inc.'s Current
                  Report on Form 8-K dated November 12, 1998.)

         4-J)     Indenture relating to the 9 3/4% Senior Notes due 2003, Series
                  B and Series C of Veritas DGC Inc. between Veritas DGC Inc.
                  and State Street Bank and Trust Company dated October 28,
                  1998. (Refer to Exhibit 4.3 to Veritas DGC Inc.'s Current
                  Report on Form 8-K dated November 12, 1998.)

        *4-K)     Specimen of certificate for Senior Notes Series C.

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

        10-B)     Second Amended and Restated 1992 Non-Employee Director Stock
                  Option Plan as Amended and Restated dated December 9, 1998.
                  (Refer to Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1998.)

        10-C)     Fourth Amended and Restated 1992 Employee Nonqualified Stock
                  Option Plan as amended and restated dated March 9, 1999.
                  (Refer to Exhibit 4.6 to Veritas DGC Inc.'s Registration
                  Statement No. 333-74305 dated March 12, 1999.)

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

        10-L) First Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated October 23, 1998. (Refer to Exhibit 10-L to Veritas DGC
                  Inc.'s Form 10-Q for the quarter ended October 31, 1998.)

        10-M) Second Amendment to Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated November 20, 1998. (Refer to Exhibit 10-M to Veritas DGC
                  Inc.'s Form 10-Q for the quarter ended October 31, 1998.)

         *27)     Financial Data Schedule


   * Filed herewith