Form 10-Q
period 1999-04-30
VERITAS DGC INC
filed 1999-06-14
CIK 28866

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

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

The number of shares of Veritas DGC Inc.'s common stock (the "Common Stock"), $.01 par value, outstanding at May 31, 1999 was 22,940,744 (including 1,505,595 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

===============================================================================

                       VERITAS DGC INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX
===============================================================================


                                                                    Page Number
                                                                    -----------

PART I.  Financial Information

         Item 1. Financial Statements

           Consolidated Statements of Income -
             For the Three and Nine Months Ended April 30, 1999
             and 1998                                                     1

           Consolidated Balance Sheets - April 30, 1999 and
             July 31, 1998                                                2

           Consolidated Statements of Cash Flows -
             For the Nine Months Ended April 30, 1999 and 1998            3

           Notes to Consolidated Financial Statements                     5

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations        10


PART II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders    14

         Item 6.  Exhibits and Reports on Form 8-K                       14

         Signatures                                                      17

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       VERITAS DGC INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                    (In thousands, except per share amounts)


                                                                   Three Months Ended             Nine Months Ended
                                                                         April 30,                     April 30,
                                                                -------------------------     -------------------------
                                                                   1999           1998           1999           1998
                                                                ----------     ----------     ----------     ----------
REVENUES                                                        $   74,610     $  122,810     $  323,061     $  388,565

COSTS AND EXPENSES:
    Cost of services                                                49,630         75,381        223,156        249,438
    Depreciation and amortization                                   17,415         14,385         51,999         39,849
    Selling, general and administrative                              4,525          5,405         13,582         14,198
    Other expense (income):
        Interest                                                     3,553          2,009          9,156          6,061
        Other                                                       (1,496)        (1,009)        (3,899)        (2,047)
                                                                ----------     ----------     ----------     ----------

                  Total costs and expenses                          73,627         96,171        293,994        307,499
                                                                ----------     ----------     ----------     ----------

Income before provision for income taxes and equity
    in (earnings) loss of joint venture                                983         26,639         29,067         81,066
Provision for income taxes                                             292         11,055          9,231         27,209
Equity in (earnings) loss  of joint venture                            186           (478)           273         (1,201)
                                                                ----------     ----------     ----------     ----------

NET INCOME                                                      $      505     $   16,062     $   19,563     $   55,058
                                                                ==========     ==========     ==========     ==========


PER SHARE:
    Earnings per common share                                   $      .02     $      .71     $      .86     $     2.44
                                                                ==========     ==========     ==========     ==========
    Weighted average common shares                                  22,756         22,645         22,721         22,535
                                                                ==========     ==========     ==========     ==========

    Earnings per common share - assuming dilution               $      .02     $      .69     $      .85     $     2.37
                                                                ==========     ==========     ==========     ==========
    Weighted average common shares - assuming dilution              22,982         23,347         22,923         23,273
                                                                ==========     ==========     ==========     ==========


                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)


                                                                                                  April 30,         July 31,
                                                                                                     1999             1998
                                                                                                 ------------     ------------
                                                                                                 (Unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                      $     77,862     $     40,089
  Restricted cash investments                                                                             294              186
  Accounts and notes receivable (net of allowance for doubtful accounts:  April $2,681;
       July $1,248)                                                                                   119,548          151,820
  Materials and supplies inventory                                                                      4,000            4,106
  Prepayments and other                                                                                 9,693           16,290
  Investments-available for sale                                                                        3,092
                                                                                                 ------------     ------------
       Total current assets                                                                           214,489          212,491

Property and equipment                                                                                354,524          326,024
Less accumulated depreciation                                                                         192,804          151,104
                                                                                                 ------------     ------------
       Property and equipment - net                                                                   161,720          174,920

Multi-client data library                                                                             119,200           51,143
Investment in and advances to joint venture                                                             1,487            2,943
Goodwill (net of accumulated amortization:  April $3,635; July $3,233)                                  2,253            2,655
Deferred tax asset                                                                                     10,022           19,157
Long term notes receivable (net of allowance: $1,000)                                                   3,696
Other assets                                                                                           18,506           15,181
                                                                                                 ------------     ------------
       Total                                                                                     $    531,373     $    478,490
                                                                                                 ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                           $        255     $        289
  Accounts payable - trade                                                                             28,505           42,493
  Accrued interest                                                                                        744            2,234
  Other accrued liabilities                                                                            52,046           50,753
  Income taxes payable                                                                                                  10,682
                                                                                                 ------------     ------------
       Total current liabilities                                                                       81,550          106,451

Non-current liabilities:
  Long-term debt - less current maturities                                                            135,074           75,272
  Other non-current liabilities                                                                         5,293            5,071
                                                                                                 ------------     ------------
       Total non-current liabilities                                                                  140,367           80,343

Stockholders' equity:
  Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
  Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 21,434,299 shares at
       April and 21,278,653 shares at July (excluding Exchangeable Shares of 1,505,595
       at April and 1,505,915 at July)                                                                    214              213
  Additional paid-in capital                                                                          204,531          203,258
  Accumulated comprehensive income
       Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                        113,921           94,358
       Cumulative foreign currency translation adjustment                                              (5,087)          (3,660)
       Unrealized loss on investments-available for sale                                                 (837)
  Unearned compensation                                                                                  (759)            (746)
  Treasury stock, at cost; 149,028 shares at April and 50,000 shares at July                           (2,527)          (1,727)
                                                                                                 ------------     ------------
       Total stockholders' equity                                                                     309,456          291,696
                                                                                                 ------------     ------------
       Total                                                                                     $    531,373     $    478,490
                                                                                                 ============     ============

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Dollars in thousands)

                                                                                Nine Months Ended
                                                                                    April, 30
                                                                          -----------------------------
                                                                              1999             1998
                                                                          ------------     ------------
OPERATING ACTIVITIES:
     Net income                                                           $     19,563     $     55,058
     Non-cash items included in net income:
       Depreciation and amortization                                            51,999           39,849
       Net  loss on disposition of property and equipment                          530              464
       Equity in loss (earnings) of joint venture                                  273           (1,201)
       Amortization of multi-client data library                                 1,104              460
       Deferred taxes                                                           10,154           (3,119)
       Amortization of unearned compensation                                       318               62
     Change in operating assets/liabilities:
       Accounts and notes receivable                                            26,684          (22,574)
       Materials and supplies inventory                                            106           (1,165)
       Prepayments and other                                                     8,007           (6,896)
       Multi-client data library                                               (67,955)         (14,233)
       Other                                                                    (1,795)           1,111
       Accounts payable - trade                                                (19,204)           3,750
       Accrued interest                                                         (1,490)          (1,803)
       Other accrued liabilities                                                   381           18,708
       Income taxes payable                                                    (11,737)           1,711
       Other non-current liabilities                                               222            6,299
                                                                          ------------     ------------
         Total cash provided by operating activities                            17,160           76,481


FINANCING ACTIVITIES:
     Payments of long-term debt                                                   (232)            (339)
     Borrowings from senior notes                                               60,000
     Senior notes issue costs                                                   (1,882)
     Net proceeds from sale of common stock                                      1,009            3,462
     Purchase of treasury stock                                                 (2,859)
                                                                          ------------     ------------
         Total cash provided by financing activities                            56,036            3,123


INVESTING ACTIVITIES:
     Increase in restricted cash investments                                      (108)             (21)
     Decrease in investment in and advances to joint venture                     1,183              230
     Purchase of Time Seismic Exchange Ltd., net of cash received                 (704)
     Purchase of property and equipment                                        (34,651)         (57,921)
     Sale of property and equipment                                                284               53
                                                                          ------------     ------------
         Total cash used by investing activities                               (33,996)         (57,659)

     Currency loss on foreign cash                                              (1,427)            (611)
                                                                          ------------     ------------
     Change in cash and cash equivalents                                        37,773           21,334
     Beginning cash and cash equivalents balance                                40,089           71,177
                                                                          ------------     ------------
     Ending cash and cash equivalents balance                             $     77,862     $     92,511
                                                                          ============     ============

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (Dollars in thousands)

                                                                                                Nine Months Ended
                                                                                                     April 30,
                                                                                          ----------------------------
                                                                                               1999           1998
                                                                                          -------------  -------------
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade                       $       4,560  $       2,443
    Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
          Deferred tax asset valuation allowance                                                 (1,019)        (4,762)
          Additional paid-in capital                                                              1,019          4,762
    Treasury stock issued for purchase of Time Seismic Exchange Ltd.                                664
    Treasury stock issued in lieu of cash for bonuses payable                                       974
    Restricted stock issued for future services resulting in an increase in additional
          paid-in capital and unearned compensation                                                  42            594
    Treasury stock issued for future services resulting in a increase (decrease) in
          Additional paid-in-capital                                                               (144)
          Unearned Compensation                                                                     289
    Reclass accounts and notes receivable, net  to long term notes receivable, net                3,696
    Reclass accounts and notes receivable to investments-available for sale                       3,510


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
       Interest -
          Senior notes                                                                           10,026          3,656
          Equipment purchase obligations                                                             30             37
          Other                                                                                     590            277
       Income taxes                                                                               9,994          6,200

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Veritas DGC Inc. provides seismic data acquisition, data processing, multi-client data sales and exploration and development information services to the petroleum industry in selected markets worldwide. The accompanying consolidated financial statements include the accounts of Veritas DGC Inc. and all majority-owned domestic and foreign subsidiaries. Investments in a joint venture are accounted for on the equity method. All material intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission. All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods, have been reflected. These interim financial statements should be read in conjunction with the annual consolidated financial statements of Veritas DGC Inc.

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

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will supersede SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." It will require Veritas DGC Inc. to disclose certain financial information in both annual and interim reporting about "operating segments." Operating segments are components of a company that are evaluated regularly by management in deciding how to allocate its resources and in assessing its performance. The statement also requires disclosure about the countries from which Veritas DGC Inc. derives its revenues and in which it employs its long-lived assets. Major customers will continue to be disclosed. Veritas DGC Inc. will be required to implement this statement in its fiscal year 1999 annual financial statements. Management has not completed its assessment of how the adoption of this statement will affect its existing segment disclosures.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which will supersede the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement addresses disclosures only and will require Veritas DGC Inc. to provide a reconciliation of the beginning and ending balances of the

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999

benefit obligation and the fair value of plan assets in addition to disclosures already presented. Veritas DGC Inc. will be required to implement this statement in its fiscal year 1999 annual financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Veritas DGC Inc. will be required to implement this statement in its first quarter of fiscal year 2001. Veritas DGC Inc. believes that the implementation of this standard will not have a material adverse effect on Veritas DGC Inc.'s consolidated financial position, results of operations or liquidity.

2.   INVESTMENT IN INDONESIAN JOINT VENTURE

Veritas DGC Inc. owns 80% of an Indonesian joint venture (P.T. Digicon Mega Pratama). The joint venture is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. Summarized financial information is as follows:

                                                                       April 30,        July 31,
                                                                         1999             1998
                                                                     ------------     ------------
                                                                         (Dollars in thousands)
       Current assets                                                $      1,981     $      2,740
       Property and equipment, net                                            397              613
                                                                     ------------     ------------
                Total assets                                         $      2,378     $      3,353
                                                                     ============     ============

       Current liabilities                                           $        891     $        410
       Advances from affiliates                                            12,664           13,847

       Stockholders' deficit:
           Common stock                                                     2,576            2,576
           Accumulated deficit                                            (13,753)         (13,480)
                                                                     ------------     ------------
                Total stockholders' deficit                               (11,177)         (10,904)
                                                                     ------------     ------------
                Total liabilities and stockholders' deficit          $      2,378     $      3,353
                                                                     ============     ============


                                                            Three Months Ended               Nine Months Ended
                                                                April 30,                         April 30,
                                                      -----------------------------     -----------------------------
                                                          1999             1998             1999             1998
                                                      ------------     ------------     ------------     ------------
                                                                          (Dollars in thousands)

       Revenues                                       $      1,123     $      1,163            1,907            2,967

       Cost and expenses:
           Cost of services                                  1,220              612            1,834            1,855
           Depreciation and amortization                        84               61              254              219
           Other (income) expense                                5               12               92             (308)
                                                      ------------     ------------     ------------     ------------
                Total                                        1,309              685            2,180            1,766
                                                      ------------     ------------     ------------     ------------
       Net income (loss)                              $       (186)    $        478     $       (273)    $      1,201
                                                      ============     ============     ============     ============

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999

3.   LONG-TERM DEBT

Veritas DGC Inc.'s long-term debt is as follows:

                                                                  April 30,       July 31,
                                                                    1999            1998
                                                                ------------    ------------
                                                                   (Dollars in thousands)

       Senior notes due October 2003, at 9 3/4%                 $    135,000    $     75,000
       Equipment purchase obligations maturing through
           September 2000, at a weighted average rate of
           9.29% at January 31, 1999                                     329             561
                                                                ------------    ------------
                Total                                                135,329          75,561
       Less current maturities                                           255             289
                                                                ------------    ------------
                Due after one year                              $    135,074    $     75,272
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

Veritas DGC Inc. maintains a revolving credit agreement due July 2001 with commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base and bear interest, at Veritas DGC Inc.'s election, at LIBOR or prime rate (7 3/4% at April 30, 1999) plus a margin based on certain ratios maintained by Veritas DGC Inc. Advances are secured by certain accounts receivable for a limited amount. Covenants in the agreement limit, among other things, Veritas DGC Inc.'s right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC Inc. to maintain certain financial ratios. No advances were outstanding at April 30, 1999 and July 31, 1998 under the credit agreement.

Veritas DGC Inc.'s equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999

4.   OTHER ACCRUED LIABILITIES

Other accrued liabilities include the following:

                                                                      April 30,    July 31,
                                                                        1999         1998
                                                                     -----------  -----------
                                                                      (Dollars in thousands)

       Accrued payroll and benefits                                  $     7,564  $    12,216

       Deferred revenues                                             $    20,236  $    19,196

5.   EMPLOYEE BENEFITS

In March 1999, Veritas DGC Inc. amended and restated its employee nonqualified stock option plan to increase the number of authorized common shares that may be issued under the plan to 3,954,550 shares.

In December 1998, Veritas DGC Inc. amended and restated its non-employee director stock option plan. Options to purchase 5,000 shares will be granted to each non-employee director every year and will vest 25% on the grant date and 25% on each anniversary over the following three years. All other major provisions remain the same.

6.   OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                                      Three Months Ended                 Nine Months Ended
                                                                           April 30,                         April 30,
                                                                -----------------------------     -----------------------------
                                                                    1999             1998             1999             1998
                                                                ------------     ------------     ------------     ------------
                                                                                      (Dollars in thousands)

       Interest income                                          $     (1,267)    $     (1,263)    $     (2,721)    $     (3,403)
       Net loss on disposition of property and equipment                 211               31              530              464
       Net foreign currency exchange (gains) losses                     (420)             222           (1,549)           1,076
       Other                                                             (20)               1             (159)            (184)
                                                                ------------     ------------     ------------     ------------
                Total                                           $     (1,496)    $     (1,009)    $     (3,899)    $     (2,047)
                                                                ============     ============     ============     ============

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999

7.   EARNINGS PER COMMON SHARE

Earnings per common share and earnings per common share - assuming dilution are computed as follows:

                                                                  Three Months Ended           Nine Months Ended
                                                                       April 30,                   April 30,
                                                              --------------------------   --------------------------
                                                                  1999          1998           1999          1998
                                                                ----------    ----------    ----------    ----------
                                                                        (In thousands, except per share amounts)

Net income                                                      $      505    $   16,062    $   19,563    $   55,058
                                                                ==========    ==========    ==========    ==========

Weighted average common shares                                      22,756        22,645        22,721        22,535
                                                                ==========    ==========    ==========    ==========

Earnings per common share                                       $      .02    $      .71    $      .86    $     2.44
                                                                ==========    ==========    ==========    ==========

 Weighted average common shares - assuming dilution:
         Weighted average common shares                             22,756        22,645        22,721        22,535
         Shares issuable from assumed conversion of:
             Options                                                   226           702           202           726
             Warrants                                                                                             12
                                                                ----------    ----------    ----------    ----------
                     Total                                          22,982        23,347        22,923        23,273
                                                                ==========    ==========    ==========    ==========

Earnings per common share - assuming dilution                   $      .02    $      .69    $      .85    $     2.37
                                                                ==========    ==========    ==========    ==========

Exchangeable stock, which was issued in a business combination and may be exchanged for Veritas DGC Inc. common stock, is included in both computations.

The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares.


                                                    Three Months Ended                         Nine Months Ended
                                                         April 30,                                 April 30,
                                         ----------------------------------------   ----------------------------------------
                                                1999                  1998                  1999                 1998
                                         ------------------    ------------------   -------------------   ------------------

Number of options                             837,966                27,802               812,131              41,051

Exercise price range                     $12 5/16 - $56 1/2   $45 5/16 - $54 3/16   $16 5/16 - $56 1/2   $40 5/16 - $54 3/16

Expiring through                            March 2009             April 2008          November 2008         April 2008

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED

               FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1999

8.  COMPREHENSIVE INCOME

Effective August 1, 1998, Veritas DGC Inc. implemented SFAS No. 130, "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income (changes in equity from non-owner sources), net of the related tax effect. Veritas DGC Inc. will report comprehensive income and classifications included in the accumulated balance on the consolidated statement of changes in stockholders' equity. Veritas DGC Inc.'s sources of comprehensive income include net income, unrealized loss on investments-available for sale, and foreign currency translation adjustments.

The following sets forth Veritas DGC Inc.'s comprehensive income for the periods presented:

                                                                      Three Months Ended            Nine Months Ended
                                                                          April 30,                     April 30,
                                                                  -------------------------     -------------------------
                                                                     1999           1998           1999           1998
                                                                  ----------     ----------     ----------     ----------
                                                                                     (Dollars in thousands)

       Net income                                                 $      505     $   16,062     $   19,563     $   55,058
       Unrealized loss on investments-available for sale                (837)                         (837)
       Foreign currency translation adjustments                        1,826            949         (1,427)          (740)
                                                                  ----------     ----------     ----------     ----------
       Comprehensive income                                       $    1,494     $   17,011     $   17,299     $   54,318
                                                                  ==========     ==========     ==========     ==========

9.  UNREALIZED LOSS ON INVESTMENTS-AVAILABLE FOR SALE

In April 1999, Veritas DGC Inc exchanged a $4.7 million account receivable from Miller Exploration Company (Miller), a publicly traded company, for a long term note receivable paying 18% interest in $.01 common stock warrants, in advance, at 6 month intervals. In addition, Veritas DGC Inc exchanged a $3.5 million account receivable from Brigham Exploration Company (Brigham), a publicly traded company, for 1,002,865 shares of Brigham common stock.

                                                     April 30, 1999
                                  --------------------------------------------------
                                      Cost             Unrealized            Fair
                                      Basis            (Loss)/Gain           Value
                                  --------------------------------------------------
                                                 (dollars in thousands)

Investments-Available for Sale:
  Brigham common
  Stock                           $     3,510          $   (878)           $   2,632
  Miller Warrants                         419                41                  460
                                  --------------------------------------------------
                                  $     3,929          $    837            $   3,092
                                  ==================================================

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THREE MONTHS ENDED APRIL 30,
1998

Revenues. Revenues decreased 39% from $122.8 million to $74.6 million during the current quarter. Decreases occurred in most service groups as a result of lower exploration and development spending attributable to lower oil and gas prices.

Land and transition zone acquisition revenues decreased 48% from $54.1 million to $28.1 million as a result of decreased demand and prices. The Company was operating 7 crews at the end of the current quarter compared to 15 crews in the prior year.

Marine acquisition revenues increased 13% from $15.6 million to $17.6 million. The increase was primarily due to the added capacity of the Veritas Viking, Veritas DGC Inc.'s new 3-D vessel that commenced operations in July 1998.

Data processing revenues decreased 18% from $23.4 million to $19.2 million. As a result of the decline in the demand for land and transition zone acquisition services, pricing is more competitive. The industry is still showing strong demand for complex and computer intensive processing products such as pre-stack time and depth migration.

Multi-client data library sales decreased 67%, from $29.7 million to $9.7 million due to a lower demand.

Cost of services. Cost of services decreased 34% from $75.4 million to $49.6 million relative to the decline in revenues. However, cost of services as a percent of revenues increased from 61% to 67%. The reduction in operating margins is attributable to a more competitive environment in the onshore markets as a result of lower commodity prices.

Depreciation and Amortization. Depreciation and amortization expense increased 21% from $14.4 million to $17.4 million due to the large increase in capital expenditures over the past two years.

Interest Expense. Interest expense increased from $2.0 million to $3.6 million due to the addition of the $60.0 million senior notes discussed below at the end of the first quarter in the current year.

Other Income. The increase in other income from $1.0 million to $1.5 million primarily relates to net foreign currency exchange gains resulting from the Canadian dollar strengthening against the U.S. dollar.

Income Taxes. Provision for income taxes decreased from $11.1 million to $.3 million as a result of Veritas DGC Inc.'s lower taxable income in the current quarter. The decrease in the effective tax rate from 41% to 30% is primarily attributable to the amounts recorded for differences between Veritas DGC Inc.'s taxable income estimates and taxable income as reported on its tax return.

Equity in (earnings) loss. Equity in (earnings) loss is related to the Indonesian joint venture. Decrease in marine acquisition surveys accounts for the decreased profitability in the current quarter.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED WITH NINE MONTHS ENDED APRIL 30, 1998

Revenues. Revenues decreased 17% from $388.6 million to $323.1 million during the current nine months. Decreases occurred in most service groups as a result on decreases in demand.

Land and transition zone acquisition revenues decreased 9% from $164.8 million to $149.5 million as a result of decreased crew levels and the industry downturn. Operations improved in the Middle East market during the second quarter; however, revenues decreased in other areas as a result of decreased demand and prices.

Marine acquisition revenues increased 7% from $59.1 million to $63.0 million despite disruptions caused by weather and the mobilization of vessels. The increase was primarily due to capacity added by the Veritas Viking.

Data processing revenues decreased 6% from $68.5 million to $64.6 million. Veritas DGC Inc. substantially upgraded its processing centers, including the addition of a third NEC supercomputer in Singapore this year, to meet the demand for complex and computer intensive processing products such as pre-stack time and depth migration.

Multi-client data library sales decreased 52%, from $96.2 million to $46.0 million, primarily due to the higher level of data sales in the first quarter of fiscal year 1998 related to a new data sales program in the Gulf of Mexico and decreased demand, reflective of the industry downturn, in the second and third quarters of the current year.

Cost of services. Cost of services decreased 11% from $249.4 million to $223.2 million relative to the decline in revenue, but increased as a percent of revenues from 61% to 67%. The reduction in operating margins is mainly attributable to a more competitive environment in the onshore markets, as a result of lower commodity prices.

Depreciation and Amortization. Depreciation and amortization expense increased 31% from $39.8 million to $52.0 million due to the large increase in capital expenditures over the past two years.

Interest Expense. Interest expense increased from $6.1 million to $9.2 million due to the addition of the $60.0 million senior notes discussed below at the end of the first quarter in the current year.

Other Income. The increase in other income from $2.0 million to $3.9 million primarily relates to net foreign currency exchange gains resulting from the Canadian dollar strengthening against the U.S. dollar. In the prior year, Veritas DGC Inc. recognized losses as the U.S. dollar strengthened against the Australian dollar.

Income Taxes. Provision for income taxes decreased from $27.2 million to $9.2 million as a result of Veritas DGC Inc.'s lower taxable income for the current year. The decrease in the effective tax rate from 34% to 32% is primarily attributable to the amounts recorded for differences between Veritas DGC Inc.'s taxable income estimates and taxable income as reported on its tax return.

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

In October 1996, Veritas DGC Inc. completed a $75.0 million public offering of senior notes ("Series A Notes"), and in October 1998, completed a $60.0 million private placement of senior notes ("Series B Notes"), both due in October 2003. In March 1999, the Series B Notes were exchanged for notes ("Series C Notes") with terms identical in all material respects to those of the Series A Notes. This exchange was registered under the Securities Act of 1933, as amended. The net proceeds from the Series C Notes will be used for general corporate purposes, including capital expenditures and additions to Veritas DGC Inc.'s data library as discussed below. The indentures relating to the senior notes contain certain covenants, including covenants that limit Veritas DGC Inc.'s ability to, among other things, incur additional debt, pay dividends, and complete mergers, acquisitions and sales of assets. Veritas DGC Inc.

is in compliance with all covenants of the indentures as of April 30, 1999. Upon a change in control of Veritas DGC Inc., as defined in the indentures, holders of the senior notes have the right to require Veritas DGC Inc. to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Interest is payable semi-annually.

In July 1998, Veritas DGC Inc. obtained a new revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base and bear interest, at Veritas DGC Inc.'s election, at LIBOR or prime rate plus a margin based on certain ratios maintained by Veritas DGC Inc. Advances are secured by certain accounts receivable for a limited amount. The borrowing base is well in excess of the maximum commitment as of April 30, 1999. Covenants in the agreement limit, among other things, Veritas DGC Inc.'s right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC Inc. to maintain certain financial ratios. Veritas DGC Inc. is in compliance with all covenants of the agreement, and there were no outstanding advances as of April 30, 1999.

Veritas DGC Inc. requires significant amounts of working capital to support its operations and to fund capital spending and research and development programs. Veritas DGC Inc.'s foreign operations require greater amounts of working capital than similar domestic activities, as the average collection period for foreign receivables is generally longer than for comparable domestic accounts. In addition, receivables and payables denominated in foreign currencies are subject to fluctuations in foreign money markets. Approximately 41% of revenues for the nine months ended April 30, 1999 were attributable to Veritas DGC Inc.'s foreign operations. Veritas DGC Inc. has also increased its participation in multi-client data surveys and has significantly expanded its multi-client data library. Because of the lead-time between survey execution and sale, those multi-client data surveys which are not fully funded, generally require greater amounts of working capital than contract work. Depending upon the timing of future sales of the data and the collection of the proceeds from such sales, Veritas DGC Inc.'s liquidity will be affected; however, Veritas DGC Inc. believes that these non-exclusive surveys have good long-term sales, earnings and cash flow potential.

Veritas DGC Inc.'s revised capital budget for fiscal 1999 is $78.8 million which includes expenditures of $30.0 million to maintain or replace Veritas DGC Inc.'s current operating equipment and $48.8 million to expand capacity. Research and development costs are estimated at $8.1 million in fiscal 1999.

Veritas DGC Inc. will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs and meet its principal and interest obligations with respect to outstanding indebtedness. However, Veritas DGC Inc.'s ability to meet its obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond Veritas DGC Inc.'s control. Since the end of the first quarter, many oil and gas companies have announced annual budgets that are substantially lower than previously anticipated. Key factors affecting future results will include utilization levels for both land and marine crews and the level of data library sales. The ability to forecast future earnings is more difficult as a result of a substantial reduction in backlog ($152.4 million at April 30, 1999 compared to $355.1 million at April 30, 1998). The continued deterioration in activity levels and current industry outlook will result in a very difficult environment for fiscal year 1999.

Management has undertaken certain initiatives in response to the current industry downturn to preserve the financial strength and flexibility of Veritas DGC Inc. Since September 1998, headcount has decreased from approximately 4,500 to 2,360 employees. Veritas DGC Inc. completed the decommissioning of the multi-boat operation in the Gulf of Mexico in March 1999. All three vessels were on short-term charters and have been returned to the vessel owners. In order to reduce capital expenditures, the seismic equipment outfitting these vessels has been installed on the second Viking class 3D vessel, which launched in June 1999. Management continues to monitor discretionary capital expenditures.

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

YEAR 2000

Year 2000 Issue. Some software applications, hardware, equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the Year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on Veritas DGC Inc., because it directly depends on its own applications, equipment and systems and indirectly depends on those of other entities with which Veritas DGC Inc. interacts.

Compliance Program. Veritas DGC Inc. has prepared a formal plan to address Year 2000 issues as they relate to Veritas DGC Inc.'s business and its operations. In accordance with that plan, Veritas DGC Inc. has evaluated all internal hardware and software used in its operations, including those used to support Veritas DGC Inc.'s activities, such as seismic data acquisition and processing equipment and accounting and payroll systems.

Veritas DGC Inc.'s State of Readiness. In the ordinary course of business, Veritas DGC Inc. has replaced a significant amount of its hardware and software with Year 2000 compliant systems. Veritas DGC Inc. has also identified all external relationships, mainly suppliers and customers, and mailed each entity an internally prepared questionnaire regarding Year 2000 issues. Responses returned indicate a state of readiness and non-responses do not pertain to critical systems. Currently, Veritas DGC Inc. estimates that it will complete its plan, including remedial actions, by September 30, 1999.

Contingency Planning. As part of the Year 2000 project, Veritas DGC Inc. will seek to determine which of its business activities may be vulnerable to a Year 2000 disruption. A replacement schedule has been prepared for its remaining non-compliant systems. An ongoing monitoring program and contingency procedures have been established in the event of unanticipated non-compliance problems.

Costs to Address Year 2000 Compliance Issues. Approximately $125,000 of costs has been incurred. Veritas DGC Inc. is not aware of any additional material contingencies or costs that will be incurred.

Risk of Non-Compliance. If implementation of the Year 2000 compliance program is not successful, the major applications that pose the greatest Year 2000 risks for Veritas DGC Inc. are internal hardware and software used in its operations. The potential problem, if the Year 2000 compliance program is not successful, are disruptions of Veritas DGC Inc.'s revenue and customer and vendor distributions. In addition, if the Year 2000 compliance program is not successful, the potential exists that Veritas DGC Inc. may not be able to perform its other financial and accounting functions.

While Veritas DGC Inc. believes that its Year 2000 project will substantially reduce the risks associated with the Year 2000 issue, there can be no assurance that it will be successful in completing each and every aspect of the project on schedule, and if successful, that the project will produce the expected results. Due to the general uncertainty inherent in the Year 2000 issues, Veritas DGC Inc. cannot conclude that its failure or the failure of third parties to achieve Year 2000 compliance will not adversely affect its financial position, results of operations or cash flows.

OTHER

Since Veritas DGC Inc.'s quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the nine months ended April 30, 1999, Veritas DGC Inc. recognized $1.1 million related to these benefits, due to increased profitability of Veritas DGC Inc.'s U.K. operations.

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

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 1998 at the Annual Meeting of Stockholders of Veritas DGC Inc., stockholders voted to elect each of the ten directors nominated as follows:


--------------------------------------------------------------------------------------------------------
                                                         For                                  Against
--------------------------------------------------------------------------------------------------------
Clayton P. Cormier                                    17,761,286                               36,212
--------------------------------------------------------------------------------------------------------
Ralph M. Eeson                                        17,768,906                               28,592
--------------------------------------------------------------------------------------------------------
Lawrence C. Fichtner                                  17,770,131                               27,367
--------------------------------------------------------------------------------------------------------
James R. Gibbs                                        17,770,906                               26,592
--------------------------------------------------------------------------------------------------------
Steven J. Gilbert                                     12,507,171                            5,290,327
--------------------------------------------------------------------------------------------------------
Stephen J. Ludlow                                     17,770,706                               26,792
--------------------------------------------------------------------------------------------------------
Brian F. MacNeill                                     17,770,906                               22,952
--------------------------------------------------------------------------------------------------------
Jan Rask                                              17,769,800                               27,698
--------------------------------------------------------------------------------------------------------
David B. Robson                                       17,769,800                               22,952
--------------------------------------------------------------------------------------------------------
Jack C. Threet                                        17,760,886                               36,612
--------------------------------------------------------------------------------------------------------

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

          4-K)    Specimen of certificate for Senior Notes Series C.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 14th day of June, 1999.

                                    VERITAS DGC INC.

                                    By: /s/ David B. Robson
                                        --------------------------------------
                                        DAVID B. ROBSON
                                        Chairman of the Board and Chief
                                        Executive Officer

                                        /s/ Anthony Tripodo
                                        --------------------------------------
                                        ANTHONY TRIPODO
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit
Number            Description
------            -----------
  27              Financial Data Schedule