Form 10-K
period 1999-07-31
VERITAS DGC INC
filed 1999-10-15
CIK 28866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
         3701 KIRBY DRIVE, SUITE #112
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $415,298,750 as of September 30, 1999.

     The number of shares of the Company's common stock, $.01 par value, (the "Common Stock"), outstanding at September 30, 1999 was 22,993,788 (including 1,505,595 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

     The registrant's proxy statement to be filed in connection with the registrant's 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

ITEM                                                                  PAGE NUMBER
----                                                                  -----------
                                   PART I
  1     Business
        General.....................................................       1
        Industry Conditions.........................................       2
        Services and Markets........................................       2
        Principal Operating Assets..................................       3
        Technology and Capital Expenditures.........................       5
        Competition and Other Business Conditions...................       6
        Backlog.....................................................       6
        Significant Customers.......................................       6
        Employees...................................................       7
  2     Properties..................................................       7
  3     Legal Proceedings...........................................       7
  4     Submission of Matters to a Vote of Security Holders.........       7
                                  PART II
  5     Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................       7
  6     Selected Consolidated Financial Data........................       8
  7     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................       8
  7A.   Quantitative and Qualitative Disclosures Regarding Market
          Risk......................................................      12
  8     Consolidated Financial Statements and Supplementary Data....      13
  9     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      36
                                  PART III
 10     Directors and Executive Officers of the Registrant..........      36
 11     Executive Compensation......................................      36
 12     Security Ownership of Certain Beneficial Owners and
          Management................................................      36
 13     Certain Relationships and Related Transactions..............      36
                                  PART IV
 14     Exhibits, Financial Statement Schedules and Reports on Form
          8-K.......................................................      36
        Signatures..................................................      39

     This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Veritas DGC's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Veritas DGC is one of the world's leading providers of integrated geophysical technologies to the petroleum industry worldwide. Oil and gas companies utilize geophysical technologies to:

     - identify new areas where subsurface conditions are favorable for the production of hydrocarbons;

     - determine the size and structure of previously identified oil and gas fields; and

     - optimize development and production of hydrocarbon reserves (reservoir management).

     Veritas DGC acquires, processes and interprets geophysical data and produces geophysical surveys which are either 3D images or 2D images of the subsurface geology in the survey area. Veritas DGC also produces 4D surveys, which record fluid movement in the reservoir, by repeating specific 3D surveys over time.

     Veritas DGC's data acquisition operations are carried out as follows:

     - Offshore -- by crews operating from nine geophysical research vessels, including two advanced Veritas Viking flagships. Of the nine vessels, six are chartered and three are owned by Veritas DGC.

     - On land and in transition (swamp and tidal) areas -- by crews utilizing technologically advanced geophysical recording equipment having 35,000 channels of recording capacity and capable of being configured to equip as many as 27 crews for 3D operations.

     Veritas DGC conducts surveys on both an exclusive contract basis and a multi-client basis. When operating on an exclusive contract basis, Veritas DGC's customer purchases all rights to the completed geophysical survey, including all related data and interpretive manipulations of the data. When operating on a multi-client basis, Veritas DGC retains ownership of the survey and all associated data and seeks to license the survey to multiple customers. In line with current industry trends, Veritas DGC anticipates that multi-client surveys will constitute a growing percentage of its revenues. Historically, Veritas DGC has generally realized higher operating margins from multi-client surveys than from surveys performed on an exclusive contract basis. For the fiscal year ended July 31, 1999, geophysical services performed on a contract basis accounted for approximately 59% of Veritas DGC's revenues, and the licensing of multi-client geophysical surveys accounted for the remaining 41% of revenues.

     Veritas DGC's geophysical data processing operations are conducted at 22 data processing centers in 13 countries worldwide. Three of these centers operate the latest NEC large vector supercomputers configured primarily for processing large-scale offshore surveys and performing complex 3D imaging and prestack depth migration ("PSDM"). PSDM produces a more accurate image of subsurface geology, particularly beneath obstructions such as complex salt formations in the Gulf of Mexico and subsurface basalt flows in the North Atlantic. The other 19 centers operate advanced data processing hardware from Hewlett-Packard, Sun Microsystems and IBM. All of the centers operate proprietary Veritas DGC software.

     Veritas DGC aggressively pursues innovative new technologies through research and development efforts both internally and externally. For example, with the launch of the new data visualization center and the formation of a new data interpretation division, Veritas DGC offers advanced data visualization, interpretation and reservoir characterization services. Huge volumes of geophysical data can be rapidly viewed at the visualization center in a collaborative environment, enabling drilling locations to be identified in significantly less time than was previously possible.

INDUSTRY CONDITIONS

     Overall demand for geophysical services is dependent upon the level of expenditures by oil and gas companies for exploration, production, development and field management activities, which depends in part on present and expected future oil and gas prices. Most of fiscal 1999 was characterized by depressed oil prices, which resulted in lower levels of cash flow for oil and gas companies and lower spending on exploration and production, including geophysical services. Recent oil prices are significantly higher than oil prices experienced throughout most of fiscal 1999. While management believes that these higher oil prices may result in higher levels of spending for geophysical services, there can be no assurance that expenditures will increase.

     Over the past five years, worldwide demand for advanced geophysical technologies increased rapidly. The greater precision and improved subsurface resolution obtainable from 3D geophysical data, combined with advanced processing techniques, have assisted oil and gas companies in finding new fields and more accurately delineating existing fields. These improved technologies have been a key factor in improving drilling success ratios and lowering finding and field extension costs. Furthermore, improved 4D technology is also enhancing production monitoring methodologies and the management of existing oil and gas reservoirs. The recent advances in geophysical technologies, coupled with improvements in drilling and completion techniques, are significantly enhancing oil and gas companies' ability to develop, explore for and manage oil and gas reserves cost-effectively.

SERVICES AND MARKETS

     Veritas DGC conducts surveys both on an exclusive basis ("contract") for customers and on its own behalf for licensing to multiple customers ("multi-client"). The multi-client portion of Veritas DGC's business has been steadily increasing over the past three years generating 41% of revenues in fiscal 1999, up from 39% in fiscal 1998 and 31% in fiscal 1997.

     The high cost of acquiring and processing geophysical data on an exclusive basis, particularly in deep water environments, has prompted many oil and gas companies to participate in multi-client surveys. In response, Veritas DGC has added significantly to its multi-client data library over the last three years, increasing its size and geographic breadth, as well as enhancing the quality of the data through advanced processing. Currently the library is comprised of 2.4 million line kilometers of 2D and 3D surveys in many of the world's major oil basins. The marine library covers areas in the Gulf of Mexico, the North Sea and the offshore margins of Southeast Asia, West Africa, North Africa, Canada and Brazil. The land library includes surveys in Texas, Mississippi, Wyoming and Alberta, Canada. Veritas DGC is also enhancing certain of its data library surveys with advanced processing techniques, such as PSDM.

     The following tables set forth Veritas DGC's revenues by contract type and geographical area:

                                                            YEARS ENDED JULY 31,
                                                       ------------------------------
REVENUES BY CONTRACT TYPE                                1999       1998       1997
-------------------------                              --------   --------   --------
                                                               (IN THOUSANDS)
Contract work........................................  $227,699   $324,873   $250,183
Licensing of multi-client data.......................   161,206    204,086    112,532
                                                       --------   --------   --------
                                                       $388,905   $528,959   $362,715
                                                       ========   ========   ========

                                                            YEARS ENDED JULY 31,
                                                       ------------------------------
REVENUES BY GEOGRAPHICAL AREA                            1999       1998       1997
-----------------------------                          --------   --------   --------
                                                               (IN THOUSANDS)
United States........................................  $203,667   $280,765   $179,898
Canada...............................................    32,325     47,059     52,141
Latin America........................................    61,187     93,494     51,276
Europe...............................................    35,850     51,089     42,798
Middle East/Africa...................................    20,785     14,090      6,370
Asia Pacific.........................................    35,091     42,462     30,232
                                                       --------   --------   --------
          Total......................................  $388,905   $528,959   $362,715
                                                       ========   ========   ========

     In fiscal 1999, 1998 and 1997, 48%, 47% and 50%, respectively, of Veritas DGC's revenues were attributable to non-U.S. operations and export sales. (See
Note 12 of Notes to Consolidated Financial Statements for additional geographical information.)

PRINCIPAL OPERATING ASSETS

     Veritas DGC acquires, processes and interprets geophysical information utilizing a wide array of assets as follows.

 Land and Transition Zone Acquisition

     Veritas DGC's land and transition zone acquisition services are performed with technologically advanced geophysical equipment. The equipment, as of July 31, 1999, had a combined recording capacity of approximately 30,000 channels which can be configured to equip up to 22 crews for 3D operations. The acquisition of Enertec Resource Services Inc. on September 30, 1999 added an additional 5,000 channels, sufficient to equip up to another five crews.

     Each crew consists of: a surveying unit which lays out the lines to be recorded and marks the site for shot-hole placement or equipment location; an explosive or mechanical vibrating unit that produces the acoustical impulse; and a recording unit that synchronizes the shooting and captures the signal via geophones. On a typical land geophysical survey, the geophysical crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the geophysical crew and bore shallow holes for explosive charges which, when detonated by the geophysical crew, produce the necessary acoustical impulse.

     During fiscal 1999, Veritas DGC achieved significant progress in the development of the Veritas Millennium II project, a plan to track and manage all aspects of geophysical field operations from one remote location. The first phase of the project involves the use of low earth-orbiting satellites to transmit data directly from a surveyor's backpack in the field to a central control center where the data is monitored and analyzed by experts. This allows for real-time quality control and, via two-way satellite communication, permits immediate intervention where required. The next phase in Millennium II is to make project information available to clients in real-time via the internet.

 Marine Acquisition

     Marine acquisition services are carried out by Veritas DGC's crews operating from both owned and chartered vessels which have been modified or equipped to Veritas DGC's specifications. During the last several years, a majority of the marine geophysical data acquisition services performed by Veritas DGC involved 3D surveys. The following table sets forth certain information concerning the geophysical vessels operated by Veritas DGC as of July 31, 1999.

                                  YEAR
                                 ENTERED
VESSEL(1)                        SERVICE      LOCATION        LENGTH     BEAM     CHARTER EXPIRATION
---------                        -------   ---------------   --------   -------   ------------------
Acadian Searcher...............   1983     Australia         217 feet   44 feet   Owned
Ross Seal(2)...................   1987     Southeast Asia    176 feet   38 feet   December 1999
Polar Search...................   1992     Brazil            300 feet   51 feet   January 2002
Polar Princess.................   1996     Gulf of Mexico    250 feet   46 feet   June 2000
Professor Kurentsov(2).........   1997     Egypt             225 feet   41 feet   October 1999
Veritas Viking.................   1998     Canada            305 feet   72 feet   June 2006
Veritas Viking II..............   1999     North Sea -- UK   305 feet   72 feet   June 2007

---------------

(1) Does not include vessels acquired from Enertec Resource Services Inc. which are discussed below.

(2) The Professor Kurentsov was replaced by a newer vessel, the New Venture, in the first quarter of fiscal 2000. The New Venture is operating off of West Africa under a two year charter expiring in September 2001. The Ross Seal is currently being decommissioned and is expected to be replaced by a newer vessel in the second quarter of fiscal 2000.

     Each vessel generally has an equipment complement consisting of geophysical recording instrumentation, digital streamer cable, cable location and data location systems, multiple navigation systems, a source control system which controls the synchronization of the energy source and a firing system which generates the acoustical impulses. The streamer cable contains hydrophones that receive the acoustical impulses reflected by variations in the subsurface strata. Data acquired by each channel in the digital cable is transmitted to recording instruments for storage on magnetic media where some processing sequences may be applied, thus reducing subsequent processing time and the effective acquisition costs to the customer.

     At present, four of Veritas DGC's vessels are equipped with multiple streamers and multiple energy sources, which acquire more lines of data with each pass, reducing completion time and acquisition cost. The Veritas Viking and Viking II are both capable of deploying more than 12 streamer cables.

     As a result of the Enertec acquisition on September 30, 1999, Veritas DGC owns two vessels which acquire high-resolution surveys in the Gulf of Mexico, mapping seafloor and shallow sub-seafloor hazards that represent a threat to drilling and construction operations. These surveys are required by the U.S. government prior to the issuance of permits for drilling and construction.

  Data Processing and Interpretation

     As of July 31, 1999, Veritas DGC operated 21 data processing centers capable of processing 2D, 3D and 4D data. A majority of Veritas DGC's data processing services are performed on 3D seismic data. The centers process data received from the field, both from Veritas DGC and other geophysical crews, to produce an image of the earth's subsurface using proprietary computer software and techniques developed by Veritas DGC. Veritas DGC also reprocesses older geophysical data using new techniques designed to enhance the quality of the data. Veritas DGC's data processing centers have opened at various times from 1966 through 1999 and are located in:

NORTH AMERICA            SOUTH AMERICA            EUROPE/MIDDLE EAST  ASIA PACIFIC
-----------------------  -----------------------  ------------------  ----------------------
Houston, Texas           Buenos Aires, Argentina  Crawley, England    Singapore
Dallas, Texas            Neuquen, Argentina       Stavanger, Norway   Brisbane, Australia
Austin, Texas            Santa Cruz, Bolivia      Aberdeen, Scotland  Perth, Australia
Midland, Texas           Caracas, Venezuela       Abu Dhabi, U.A.E.   Jakarta, Indonesia
Denver, Colorado         Quito, Ecuador                               Kuala Lumpur, Malaysia
Oklahoma City, Oklahoma
Calgary, Alberta,
Canada

As a result of the Enertec acquisition, Veritas DGC acquired an additional data processing center in New Orleans, Louisiana.

     Veritas DGC's centers operate high capacity, advanced technology data processing systems based on NEC, Sun Microsystems, IBM and Hewlett-Packard computer systems with high-speed networks. These systems utilize Veritas DGC's proprietary data processing software. The marine and land data acquisition crews have certain software identical to that utilized in the processing centers, allowing for ease in the movement of data from the field to the data processing centers. Veritas DGC operates both land and marine data processing centers and tailors the equipment and software deployed in an area to meet the local market demands.

     To enhance its speed and capacity in processing large-scale offshore surveys and performing complex 3D PSDM, Veritas DGC installed an NEC SX-4 large vector supercomputer in its Houston processing center in early fiscal 1997. The success of this first system led to the installation of a second in the Crawley center in August 1997 and a third in Singapore in July 1998. These supercomputer installations act as global resources for all of Veritas DGC's data processing operations.

     During fiscal 1999, Veritas DGC opened a state of the art visualization center in Houston, Texas. This center allows teams of explorationists to view and interpret large volumes of complex 3D data. The visualization center is an elaborate imaging tool used for advanced interpretive techniques which enhances the understanding of regional geology and reservoir modeling. The visualization center allows Veritas DGC to offer the type of collaborative geophysical model building which is now enabling oil companies to explore areas of complex geology such as the large sub-salt plays in the deepwater Gulf of Mexico. An additional visualization center will be added in Crawley, England in fiscal 2000.

TECHNOLOGY AND CAPITAL EXPENDITURES

     The geophysical industry is highly technical, and the requirements for the acquisition and processing of geophysical data have evolved continuously during the past 50 years. Accordingly, it is significant to Veritas DGC that its technological capabilities are comparable or superior to those of its competitors. Veritas DGC maintains its technological capabilities through continuing research and development, strategic alliances with equipment manufacturers and by licensing technology from others. Veritas DGC has introduced several technological innovations that have become industry standard practice in both acquisition and processing of geophysical data.

     Currently, Veritas DGC employs approximately 50 people in its research and development activities, substantially all of whom are scientists, engineers or programmers. During fiscal 1999, 1998 and 1997, research and development expenditures were $7.7 million, $6.2 million and $3.7 million, respectively. The research and development budget for fiscal 2000 is $8.3 million.

     Veritas DGC rarely applies for patents on internally developed technology. This policy is based upon the belief that most proprietary technology, even where regarded as patentable, can be more effectively protected by maintaining confidentiality than through disclosure and a patent enforcement program. Certain of the equipment, processes and techniques used by Veritas DGC are subject to the patent rights of others, and

Veritas DGC holds non-exclusive licenses with respect to a number of such patents. While the Company regards as beneficial its access to others' technology through licensing, Veritas DGC believes that substantially all presently licensed technology could be replaced without significant disruption to the business should the need arise.

     During fiscal 1999, 1998 and 1997, capital expenditures were $52.4 million, $99.5 million and $96.1 million, respectively. The capital expenditure budget for fiscal 2000 is approximately $84.0 million. The actual level of future capital expenditures will depend on the availability of funding and market requirements as dictated by oil and gas company activity levels. Much of this capital is earmarked for the acquisition of additional leading edge equipment such as solid streamers, visualization center and other data processing hardware, and satellite-linked monitoring and quality control systems. This equipment will enable Veritas DGC to acquire, process, and interpret data more efficiently and effectively, ultimately allowing operators quicker access to their reserves.

COMPETITION AND OTHER BUSINESS CONDITIONS

     The acquisition and processing of seismic data for the oil and gas exploration industry has historically been highly competitive worldwide. As a result of changing technology and increased capital requirements, the geophysical industry has consolidated substantially since the late 1980's. The largest competitors remaining in the market are Western Geophysical (a division of Baker Hughes), Schlumberger, Compagnie Generale Geophysique and Petroleum Geo-Services. Success in marketing geophysical surveys is based on several competitive factors, including price, crew experience, equipment availability, technological expertise, reputation for quality and dependability and, in the case of multi-client surveys, customer interest for the area surveyed.

     Veritas DGC's data acquisition activities often are conducted under extreme weather and other hazardous conditions. Accordingly, these operations are subject to risks of injury to personnel and loss of equipment. Veritas DGC carries insurance against the destruction of, or damage to, its owned and chartered vessels, geophysical equipment and property and injury to persons that may result from its operations and considers the amounts of such insurance to be adequate. Veritas DGC may not be able to obtain insurance against certain risks or for equipment located from time to time in certain areas of the world. Veritas DGC obtains insurance against war, expropriation, confiscation and nationalization when such insurance is available and when management considers it advisable to do so. Such coverage is not always available and, when available, is subject to unilateral cancellation by the insuring companies on short notice. Veritas DGC also carries insurance against pollution hazards.

     Fixed costs, including costs associated with vessel charters and operating leases, depreciation and interest expense, account for a substantial percentage of Veritas DGC's costs and expenses. As a result, downtime or low productivity resulting from reduced demand, equipment failures, and weather interruptions or otherwise, can result in significant operating losses.

BACKLOG

     At July 31, 1999, Veritas DGC's backlog of commitments for services was $114.0 million, compared with $300.0 million at July 31, 1998. It is anticipated that a majority of the July 31, 1999 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, Veritas DGC's backlog as of any particular date may not be indicative of Veritas DGC's actual operating results for any succeeding fiscal period.

SIGNIFICANT CUSTOMERS

     Historically, Veritas DGC's principal customers have been international oil and gas companies, foreign national oil companies and independent oil and gas companies. In fiscal 1999, Royal Dutch/Shell and its subsidiaries accounted for about 12% of Veritas DGC's revenues. No other customer accounted for 10% or more of total revenues in fiscal 1999. No single customer accounted for 10% or more of total revenues during fiscal 1998 and 1997.

EMPLOYEES

     At July 31, 1999, Veritas DGC had approximately 2,800 full-time employees. With the exception of 40 employees working at the Singapore data processing center, none of its employees is subject to collective bargaining agreements. Veritas DGC considers the relations with its employees to be good.

ITEM 2. PROPERTIES

     Veritas DGC's headquarters in Houston leases approximately 112,000 square feet of office space, housing data processing operations, executive, accounting, research and development and geophysical operating personnel. Veritas DGC leases additional space aggregating approximately 429,000 square feet which is used primarily for geophysical data processing operations, exploration and development information services, geophysical operating personnel and warehousing in its 21 data processing centers located around the world. These leases expire at various times during 2000 through 2013. Veritas DGC owns property in Jackson, Mississippi, comprising 37,551 square feet of office and workshop facilities and in Calgary, Alberta, Canada comprising 15,000 square feet of office space and maintenance facilities. Additionally, Veritas DGC owns approximately two acres in Calgary, Alberta, Canada used for equipment storage.

     In 1999, Veritas DGC purchased 18.5 acres of land in Houston, Texas as the location for a new headquarters office. This land was sold to a developer in September 1999 in a sale-leaseback transaction associated with the construction and 15 year lease of a 220,000 square foot office complex. Veritas DGC plans to move its Houston employees into the complex in late 2000.

ITEM 3. LEGAL PROCEEDINGS

     As of September 30, 1999, Veritas DGC was not a party to, nor was its property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the reported high and low sales prices for the common stock on the New York Stock Exchange for the indicated fiscal periods.

       PERIOD                                                    HIGH       LOW
       ------                                                    ----       ---
1999   1st Quarter............................................   $34 9/16   $10 5/8
       2nd Quarter............................................    23 15/16   11 13/16
       3rd Quarter............................................    20 1/4      8 3/4
       4th Quarter............................................    23 3/4     16
1998   1st Quarter............................................   $50 1/8    $25
       2nd Quarter............................................    47 5/16    26 1/2
       3rd Quarter............................................    54 1/2     36
       4th Quarter............................................    60 7/8     30 7/16

     On September 30, 1999, the last reported sale price of Veritas DGC's common stock on the New York Stock Exchange was $19 1/4 per share. On September 30, 1999, the approximate number of holders of record of common stock was 352.

     Historically, Veritas DGC has not paid any dividends on its common stock and has no present plans to pay any dividends. The payment of any future dividends on common stock would depend, among other things, upon the current and retained earnings and financial condition of Veritas DGC and upon a determination by its board of directors that the payment of dividends would be desirable. In addition, Veritas DGC's revolving credit facility prohibits the payment of cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                          YEARS ENDED JULY 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues..............................  $388,905   $528,959   $362,715   $250,596   $215,630
  Net income............................    20,294     66,958     25,125      1,281      5,594
  Net income per common
     share -- basic.....................       .89       2.96       1.33        .07        .31
  Net income per common
     share -- diluted...................       .88       2.87       1.30        .07        .31

                                                             AS OF JULY 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                       (IN THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
  Total assets..........................  $541,404   $478,490   $385,089   $198,592   $184,340
  Long-term debt (including current
     maturities)........................   135,251     75,561     75,971     41,090     36,788

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Most of fiscal 1999 was characterized by depressed commodity prices and a number of oil and gas company mergers, resulting in reduced exploration and geophysical spending. Management has undertaken certain initiatives in response to the current industry downturn to preserve our financial strength and flexibility. Since September 1998, headcount has decreased from approximately 4,500 to 2,800 employees. In addition, Veritas DGC completed the decommissioning of its multi-boat operation in the Gulf of Mexico in March 1999. All three decommissioned vessels were on short-term charters and have been returned to the vessel owners.

     Veritas DGC conducts surveys on both an exclusive contract basis and a multi-client basis. When operating on an exclusive contract basis, Veritas DGC's customer purchases all rights to the completed geophysical survey, including all related data and interpretive manipulations of the data. When operating on a multi-client basis, Veritas DGC retains ownership of the survey and all associated data and seeks to license the survey to multiple customers. In line with current industry trends, Veritas DGC anticipates that multi-client surveys will constitute a growing percentage of its revenues. Historically, Veritas DGC has generally realized higher operating margins from multi-client surveys than from surveys performed on an exclusive contract basis. For the year ended July 31, 1999, geophysical services performed on a contract basis accounted for approximately 59% of Veritas DGC's revenues, and the licensing of multi-client geophysical surveys accounted for the remaining 41% of revenues.

RESULTS OF OPERATIONS

  Fiscal 1999 compared with Fiscal 1998

     Revenues. Revenues decreased by 26%, to $388.9 million from $529.0 million in fiscal 1998, due to the general downturn in exploration spending driven by depressed commodity prices. Multi-client revenues decreased 21% from the prior year, from $204.1 million to $161.2 million, while contract revenues decreased 30%, from $324.9 million to $227.7 million. Due to Veritas DGC's increased activity in the onshore multi-client business, that revenue stream increased to $33.0 million from $10.9 million in the previous year, somewhat offsetting the offshore multi-client revenue decline.

     Operating Expenses. Costs of services decreased 23%, from $346.9 million to $266.0 million, but as a percent of revenues increased from 66% to 68%. The increase in expense as a percent of revenues was mainly due to significant price declines in the contract business and due to fixed cost elements in operating expenses.

     Depreciation and Amortization. Depreciation and amortization expense increased 22%, from $56.1 million to $68.4 million, primarily due to $151.9 million of capital expenditures over the past two years.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 11%, from $18.8 million to $16.7 million, resulting primarily from the reduction of discretionary spending at corporate headquarters.

     Interest Expense. Interest expense increased from $7.3 million to $12.6 million due to the issuance in October 1998 of an additional $60.0 million of the 9 3/4% senior notes.

     Other (Income) Expense. Other (income) expense increased from income of $338,000 in fiscal 1998 to income of $5.1 million in fiscal 1999 primarily due to net foreign currency losses of $2.3 million in fiscal 1998 as compared with net foreign currency gains of $1.8 million in fiscal 1999. Interest income was approximately $4.2 million in each of those years.

     Income Taxes. Provision for income taxes decreased from $34.2 million to $9.6 million as a result of the Company's decreased profitability.

     Equity in (Earnings) Loss. Equity in (earnings) loss is related to the Indonesian joint venture, which posted a loss of $303,000 for fiscal 1999 compared to a net profit of $972,000 in fiscal 1998. Decreases in contract revenues and a relatively fixed cost base accounted for the decreased profitability for the fiscal year.

  Fiscal 1998 compared with Fiscal 1997

     Revenues. Revenues increased by 46%, from $362.7 million in fiscal 1997 to $529.0 million in fiscal 1998. Multi-client revenues increased 81%, from $112.5 million to $204.1 million, primarily due to the large surveys in the deepwater Gulf of Mexico where industry interest in fiscal 1998 was high. Most of the U.S. marine and processing resources were dedicated to multi-client work in fiscal 1998. The onshore multi-client business increased from $2.5 million in fiscal 1997 to $10.9 million in fiscal 1998.

     Contract revenues increased 30%, from $250.2 million to $324.9 million, with the largest growth stemming from additional acquisition and processing capacity as well as increased operational efficiency. The market for processing intensive pre-stack time and depth migration was up significantly from fiscal 1997 as customers worked to analyze and interpret the massive 3D surveys shot in geologically complex areas.

     Operating Expenses. Costs of services increased 28%, from $271.7 million to $346.9 million, but as a percent of revenues decreased from 75% to 66%. The improvement in operating margins is mainly attributable to significant sales and performance of multi-client data surveys that generally have higher margins. Data processing operating margins also showed improvement due to more efficient equipment. Land and transition zone margins remained consistent.

     Depreciation and Amortization. Depreciation and amortization expense increased 38%, from $40.6 million to $56.1 million, due to the large increase in capital expenditures over the past two years.

     Selling, General and Administrative. Selling, general and administrative expenses increased 65%, from $11.4 million to $18.8 million, resulting primarily from the addition of staff to support our expanded operations and costs incurred in implementing new administrative and accounting systems and a more aggressive marketing strategy.

     Interest Expense. Interest expense includes an $800,000 reduction in fiscal 1998 for interest capitalized on the build out of a newly chartered vessel.

     Other (Income) Expense. Other (income) expense increased from a loss of $630,000 to income of $338,000 primarily from interest income earned on higher average cash balances. This increase was offset by net foreign currency losses resulting from fluctuations in foreign money markets.

     Income Taxes. Provision for income taxes increased from $6.1 million to $34.2 million as a result of Veritas DGC's increased profitability. The effective tax rate increased from 20% to 34% due to the write-off of certain of Veritas DGC's investments in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  Sources and Uses

     Veritas DGC's internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public and private financing, the unutilized portion of a revolving credit facility, equipment financing and trade credit. Management believes that these sources of funds are adequate to meet the liquidity needs of Veritas DGC for fiscal 2000.

     As of July 31, 1999, Veritas DGC had approximately $135.0 million in senior notes outstanding due in October 2003. Veritas DGC also has a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances, however, are limited by a borrowing base ($32.1 million at July 31, 1999) and bear interest, at Veritas DGC's election, at LIBOR or prime rate plus a margin based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable. As of July 31, 1999, there were no outstanding advances under the credit facility, but $5.8 million of the credit facility was utilized for letters of credit and an additional $26.3 million is available for borrowings.

     Veritas DGC requires significant amounts of working capital to support its operations and fund capital spending and research and development programs. Veritas DGC's capital expenditure budget for fiscal 2000 is approximately $84.0 million, which includes expenditures of approximately $25.0 million to maintain or replace current operating equipment. Research and development expenditures for fiscal 2000 are budgeted at $8.3 million. Veritas DGC has also increased its multi-client activity and significantly expanded its multi-client data library. Because of the elapsed time between survey execution, sale and ultimate cash receipt, multi-client work generally requires greater amounts of working capital than contract work. Depending upon the timing of the sales of the multi-client surveys and the contract terms relating to the collection of the proceeds from such sales, Veritas DGC's liquidity may be affected. Veritas DGC seeks pre-funding commitments from customers for a portion of the cost of these surveys. However, because of market conditions, purchase commitment levels are currently much lower than in past years. Veritas DGC believes that these multi-client surveys have good long-term sales, earnings and cash flow potential, but there is no assurance that Veritas DGC will recover the costs of these surveys. In addition to the capital expenditure budget, the planned net investment in the multi-client data library (the change in the balance sheet account) for fiscal 2000 is $81.0 million.

     Veritas DGC will require substantial cash flow to continue operations on a satisfactory basis, complete its capital expenditure and research and development programs and meet its principal and interest obligations with respect to outstanding indebtedness. While management believes that Veritas DGC has adequate sources of funds to meet its liquidity needs, its ability to meet its obligations depends on its future performance, which, in turn, is subject to general economic conditions, business and other factors beyond Veritas DGC's control. Key factors affecting future results will include utilization levels of acquisition and processing assets and the level of multi-client data library sales, all of which are driven by exploration spending and, ultimately, by underlying commodity prices.

     If Veritas DGC is unable to generate sufficient cash flow from operations or otherwise to comply with the terms of its revolving credit facility or indentures, it may be required to refinance all or a portion of its existing debt or obtain additional financing. Veritas DGC cannot make any assurances that it would be able to obtain such refinancing or financing, or any refinancing or financing would result in a level of net proceeds required.

To ensure that Veritas DGC has available as many financing options as possible, a shelf registration allowing the issuance of up to $200.0 million in additional debt and/or equity was filed with the SEC after the end of fiscal year 1999. (See Note 14 of Notes to Consolidated Financial Statements.)

 Year 2000

     Year 2000 Issue. Some software applications, hardware, equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on Veritas DGC, because it directly depends on its own applications, equipment and systems and indirectly depends on those of other entities with which Veritas DGC interacts.

     Compliance Program. Veritas DGC has prepared a formal plan to address Year 2000 issues as they relate to Veritas DGC's business and its operations. In accordance with that plan, Veritas DGC has evaluated all internal hardware and software used in its operations, including those used to support Veritas DGC's activities, such as geophysical data acquisition and processing equipment and accounting and payroll systems.

     Veritas DGC's State of Readiness. In the ordinary course of business, Veritas DGC has replaced a significant amount of its hardware and software with Year 2000 compliant systems. Veritas DGC has also identified all external relationships, mainly suppliers and customers, and mailed each entity an internally prepared questionnaire regarding Year 2000 issues. Responses returned indicate a state of readiness, and non-responses do not pertain to critical systems. Currently, Veritas DGC estimates that it will complete required remedial actions by November 30, 1999.

     Contingency Planning. As part of the Year 2000 project, Veritas DGC has determined which of its business activities may be vulnerable to a Year 2000 disruption. An ongoing monitoring program and contingency procedures have been established in the event of unanticipated non-compliance problems.

     Costs to Address Year 2000 Compliance Issues. Cost of compliance to date approximates $125,000, and Veritas DGC is not aware of any material contingencies or costs that will be incurred in the future.

     Risk of Non-Compliance. While Veritas DGC believes that its Year 2000 compliance program has substantially reduced the risks associated with the Year 2000 issue, there can be no assurance that each and every remedial action will be successful. Due to the general uncertainty inherent in the Year 2000 issues, Veritas DGC cannot conclude that its failure or the failure of third parties to achieve Year 2000 compliance will not adversely affect its financial position, results of operations or cash flows.

 Other

     Since Veritas DGC's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the year ended July 31, 1999, Veritas DGC recognized $4.6 million related to these benefits, due to increased profitability of Veritas DGC's U.K. operations. (See Note 5 of Notes to Consolidated Financial Statements.)

     Veritas DGC receives some account receivable payments in foreign currency and is not currently conducting a hedging program because it does not consider its current exposure to foreign currency fluctuations to be significant.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Veritas DGC will be required to implement this statement in its first quarter of fiscal 2001. Veritas DGC believes that the implementation of this standard will not have a material adverse effect on Veritas DGC's consolidated financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

     At July 31, 1999, Veritas DGC had no significant market risk related to foreign currencies and had no derivative financial instruments. At July 31, 1999, Veritas DGC had $135.0 million of 9 3/4% fixed rate debt maturing in October 2003 with a fair value of $137.4 million, using its current borrowing rate of 9 1/4%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Veritas DGC Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 1999 and 1998 and the results of their operations and their cash flows for the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
October 8, 1999

                       VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                   FOR THE YEARS ENDED JULY 31,
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................................   $388,905       $528,959       $362,715
Costs and expenses:
  Cost of services.........................................    266,000        346,896        271,656
  Depreciation and amortization............................     68,435         56,121         40,631
  Selling, general and administrative......................     16,734         18,758         11,408
  Other (income) expense:
     Interest..............................................     12,623          7,318          7,484
     Merger related costs..................................                                      597
     Other.................................................     (5,050)          (338)           630
                                                              --------       --------       --------
          Total costs and expenses.........................    358,742        428,755        332,406
                                                              --------       --------       --------
Income before provision for income taxes and equity in
  (earnings) loss of 50% or less-owned companies and
  joint ventures...........................................     30,163        100,204         30,309
Provision for income taxes.................................      9,566         34,218          6,062
Equity in (earnings) loss of 50% or less-owned companies
  and joint ventures.......................................        303           (972)          (878)
                                                              --------       --------       --------
Net income.................................................   $ 20,294       $ 66,958       $ 25,125
Other comprehensive income (net of tax -- $0 in 1999, 1998
  and 1997)
  Foreign currency translation adjustments.................       (692)        (2,597)          (129)
  Unrealized loss on investments -- available for sale.....       (557)
                                                              --------       --------       --------
Comprehensive income.......................................   $ 19,045       $ 64,361       $ 24,996
                                                              ========       ========       ========
Per share:
  Net income per common share -- basic.....................   $    .89       $   2.96       $   1.33
                                                              ========       ========       ========
  Weighted average common shares -- basic..................     22,733         22,594         18,898
                                                              ========       ========       ========
  Net income per common share -- diluted...................   $    .88       $   2.87       $   1.30
                                                              ========       ========       ========
  Weighted average common shares -- diluted................     23,001         23,315         19,364
                                                              ========       ========       ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    JULY 31,
                                                              ---------------------
                                                                1999         1998
                                                              --------     --------
                                                                  (IN THOUSANDS
                                                                EXCEPT PAR VALUE)
Current assets:
  Cash and cash equivalents.................................  $ 73,447     $ 40,089
  Restricted cash investments...............................       300          186
  Accounts and notes receivable (net of allowance for
    doubtful accounts: 1999, $3,038; 1998, $1,248)..........   113,761      151,820
  Materials and supplies inventory..........................     4,417        4,106
  Prepayments and other.....................................     8,259       16,290
  Investments -- available for sale.........................     3,671
                                                              --------     --------
         Total current assets...............................   203,855      212,491
Property and equipment:
  Land......................................................     6,837
  Geophysical equipment.....................................   212,725      206,449
  Data processing equipment.................................    76,320       72,925
  Geophysical ship..........................................     8,524        7,534
  Leasehold improvements and other..........................    52,991       39,116
                                                              --------     --------
         Total..............................................   357,397      326,024
    Less accumulated depreciation...........................   201,026      151,104
                                                              --------     --------
         Property and equipment -- net......................   156,371      174,920
Multi-client data library...................................   138,753       51,143
Investment in and advances to joint ventures................     2,640        2,943
Goodwill (net of accumulated amortization: 1999, $3,683;
  1998, $3,233).............................................     2,159        2,655
Deferred tax asset..........................................    23,120       19,157
Long term notes receivable (net of allowance: $1,000).......     3,696
Other assets................................................    11,252       15,181
                                                              --------     --------
         Total..............................................  $541,846     $478,490
                                                              ========     ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $    240     $    289
  Accounts payable -- trade.................................    26,243       42,493
  Accrued interest..........................................     4,010        2,234
  Other accrued liabilities.................................    48,640       50,753
  Income taxes payable......................................     5,472       10,682
                                                              --------     --------
         Total current liabilities..........................    84,605      106,451
Non-current liabilities:
  Long-term debt -- less current maturities.................   135,011       75,272
  Other non-current liabilities.............................     6,672        5,071
                                                              --------     --------
         Total non-current liabilities......................   141,683       80,343
Commitments and contingent liabilities (See Note 8)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized:1,000,000
    shares; none issued
  Common stock, $.01 par value; authorized: 40,000,000
    shares; issued: 21,470,938 and 21,302,865 shares
    (excluding 1,505,595 and 1,505,795 Exchangeable Shares,
    respectively) at July 31, 1999 and 1998, respectively...       214          213
  Additional paid-in capital................................   208,749      203,258
  Accumulated earnings (from August 1, 1991 with respect to
    Digicon Inc.)...........................................   114,652       94,358
  Accumulated comprehensive income:
    Cumulative foreign currency translation adjustment......    (4,352)      (3,660)
    Unrealized loss on investments -- available for sale....      (557)
Unearned compensation.......................................      (602)        (746)
Treasury stock, at cost; 150,068 and 50,000 shares at July
  31, 1999 and 1998, respectively...........................    (2,546)      (1,727)
                                                              --------     --------
         Total stockholders' equity.........................   315,558      291,696
                                                              --------     --------
         Total..............................................  $541,846     $478,490
                                                              ========     ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Operating activities:
  Net income................................................  $ 20,294   $ 66,958   $ 25,125
  Non-cash items included in net income:
     Depreciation and amortization..........................    68,435     56,121     40,631
     Amortization of multi-client data library (Note 1).....     1,563        689      2,604
     Loss on disposition of property and equipment..........       849      1,549      1,151
     Equity in (earnings) loss of 50% or less-owned
       companies and joint ventures.........................       303       (972)      (878)
     Deferred taxes.........................................       678     (7,314)      (924)
     Amortization of unearned compensation..................       466
  Change in operating assets/liabilities:
     Accounts and notes receivable..........................    32,053    (30,874)   (55,499)
     Materials and supplies inventory.......................      (311)    (1,773)      (674)
     Prepayments and other..................................     8,386     (5,861)    (2,230)
     Multi-client data library..............................   (87,967)   (30,928)     2,120
     Other..................................................     5,364     (5,598)    (4,282)
     Accounts payable and other accrued liabilities.........   (27,905)    13,173     31,642
     Income taxes payable...................................    (5,210)     7,196      1,672
     Other non-current liabilities..........................     1,601        604      2,952
                                                              --------   --------   --------
          Total cash provided by operating activities.......    18,599     62,970     43,410
Financing activities:
  Payments of secured term loans............................                         (10,854)
  Payments of long-term debt................................      (310)      (410)   (24,976)
  Borrowings from long-term debt............................    60,000                   781
  Net payments under credit agreements......................                         (11,458)
  Borrowings from senior notes..............................                          75,000
  Debt issue costs..........................................    (1,882)               (2,765)
  Net proceeds from sale of common stock....................     1,586      6,131     80,515
  Purchase of treasury stock................................    (2,850)    (1,727)
                                                              --------   --------   --------
          Total cash provided (used) by financing
            activities......................................    56,544      3,994    106,243
Investing activities:
  (Increase) decrease in restricted cash investments........      (114)       364       (223)
  (Increase) decrease in investment in and advances to joint
     ventures...............................................                  937       (567)
  Purchase of Time Seismic Exchange Ltd., net of cash
     received...............................................      (704)
  Purchase of property and equipment........................   (42,366)   (97,106)   (89,112)
  Sale of property and equipment............................     2,091        221      1,037
                                                              --------   --------   --------
          Total cash used by investing activities...........   (41,093)   (95,584)   (88,865)
  Currency (gain) loss on foreign cash......................      (692)    (2,468)       317
                                                              --------   --------   --------
  Change in cash and cash equivalents.......................    33,358    (31,088)    61,105
  Beginning cash and cash equivalents balance...............    40,089     71,177     10,072
                                                              --------   --------   --------
  Ending cash and cash equivalents balance..................  $ 73,447   $ 40,089   $ 71,177
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Increase in property and equipment for:
     Execution of equipment purchase obligations............                          6,388
     Accounts payable -- trade..............................   10,004      2,443        550
  Utilization of net operating losses existing prior to the
     quasi-reorganization resulting in an increase
     (decrease) in:
     Deferred tax asset valuation allowance.................   (4,641)    (1,630)    (9,867)
     Additional paid-in capital.............................    4,641      1,630      9,867
  Treasury stock issued for purchase of Time Seismic
     Exchange Ltd...........................................      664
  Treasury stock issued in lieu of cash for bonuses
     payable................................................      974
  Treasury stock issued for future services resulting in an
     increase (decrease) in:
     Additional paid-in-capital.............................     (126)
     Unearned compensation..................................      280
  Restricted stock issued for future services resulting in
     an increase in
     Additional paid-in-capital.............................       42        915
     Unearned compensation..................................       42        915
  Settlement of accounts receivable for long term notes
     receivable, net........................................    3,696
  Settlement of accounts receivable and interest payments
     for investments -- available for sale..................    3,809
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest (net of amounts capitalized)
       Senior notes.........................................   10,028      6,513      3,496
       Equipment purchase obligations.......................       39        113        673
       Secured term loans...................................                            274
       Credit agreements....................................                  53        403
       Other................................................      780        603        656
     Income taxes...........................................   11,875     33,369      1,891

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997

                               COMMON STOCK       TREASURY STOCK,                    ACCUMULATED
                                  ISSUED              AT COST                      EARNINGS (FROM
                            ------------------   ------------------   ADDITIONAL   AUGUST 1, 1991                    ACCUMULATED
                                          PAR                          PAID-IN-    WITH RESPECT TO     UNEARNED     COMPREHENSIVE
                              SHARES     VALUE    SHARES     COST      CAPITAL      DIGICON INC.)    COMPENSATION       LOSS
                            ----------   -----   --------   -------   ----------   ---------------   ------------   -------------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JULY 31, 1996....  11,334,352   $113                          $104,469       $  2,275                         $  (934)
Common stock issued for
  exchangeable stock......   4,645,968     47                               (47)
Common stock issued for
  cash upon exercise of
  warrants................     191,333      2                             1,029
Common stock issued for
  cash under employee
  stock option plan.......     360,387      3                             3,121
Common stock issued for
  cash, net of issue
  costs...................   3,450,000     35                            76,416
Registration and filing
  costs...................                                                  (91)
Utilization of net
  operating loss
  carryforwards existing
  prior to
  quasi-reorganization....                                                9,867
Cumulative foreign
  currency translation
  adjustment..............                                                                                                (129)
Net income................                                                              25,125
                            ----------   ----    --------   -------    --------       --------          -----          -------
BALANCE, JULY 31, 1997....  19,982,040   $200                          $194,764       $ 27,400                         $(1,063)
Common stock issued for
  exchangeable stock......     871,818      9                                (9)
Common stock issued for
  cash upon exercise of
  warrants................      42,000                                      189
Common stock issued to
  employees...............     407,007      4                             6,704                          (746)
Common stock reacquired
  for cash, including
  fees....................                        (50,000)   (1,727)
Registration and filing
  costs...................                                                  (20)
Utilization of net
  operating loss
  carryforwards existing
  prior to
  quasi-reorganization....                                                1,630
Cumulative foreign
  currency transaction
  adjustment..............                                                                                              (2,597)
Net income................                                                              66,958
                            ----------   ----    --------   -------    --------       --------          -----          -------
BALANCE, JULY 31, 1998....  21,302,865   $213     (50,000)  $(1,727)   $203,258       $ 94,358          $(746)         $(3,660)
Common stock issued for
  exchangeable stock......         200
Common stock issued to
  employees...............     167,873      1                             2,031                           (42)
Common stock reacquired
  for cash, including
  fees....................                       (249,000)   (3,917)
Treasury stock issued
  under key contributor
  incentive plan..........                         80,272     1,626        (652)
Treasury stock issued in
  connection with Time
  Seismic Exchange Ltd
  acquisition.............                         44,898     1,066        (402)
Treasury issued for
  services under
  restricted stock
  agreements..............                         23,762       406        (126)                         (280)
Registration and filing
  costs...................                                                   (1)
Utilization of net
  operating loss
  carryforwards existing
  prior to
  quasi-reorganization....                                                4,641
Cumulative foreign
  currency transaction
  adjustment..............                                                                                                (692)
Amortization of Unearned
  Compensation............                                                                                466
Loss on
  Investments -- Available
  for Sale................                                                                                                (557)
Net income................                                                              20,294
                            ----------   ----    --------   -------    --------       --------          -----          -------
BALANCE, JULY 31, 1999....  21,470,938   $214    (150,068)  $(2,546)   $208,749       $114,652          $(602)         $(4,909)
                            ==========   ====    ========   =======    ========       ========          =====          =======

                       VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     Veritas DGC provides geophysical data acquisition, data processing, multi-client data sales and exploration and development information services to the petroleum industry in selected markets worldwide. The accompanying consolidated financial statements include the accounts of Veritas DGC and all majority-owned domestic and foreign subsidiaries. Investments in a joint venture are accounted for on the equity method. All material intercompany balances and transactions have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Veritas DGC Inc.'s financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of the $135.0 million senior notes included in long-term debt and $3.9 million of related accrued interest is $137.4 million based on the present value of total payments due at Veritas DGC's current borrowing rate of 9 1/4% at July 31, 1999. The carrying value is a reasonable estimate of fair value for all other instruments.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Veritas DGC will be required to implement this statement in its first quarter of fiscal year 2001. Veritas DGC believes that the implementation of this standard will not have a material adverse effect on Veritas DGC's consolidated financial position, results of operations or liquidity.

TRANSLATION OF FOREIGN CURRENCIES

     Veritas DGC has determined that the United States ("U.S.") dollar is its primary functional currency and, accordingly, most foreign entities translate property and equipment (and related depreciation) and inventories into U.S. dollars at the exchange rate in effect at the time of their acquisition while other assets and liabilities are translated at year-end rates. Operating results (other than depreciation) are translated at the average rates of exchange prevailing during the year. The remaining foreign entities use the Canadian dollar as their functional currency and translate all assets and liabilities at year-end exchange rates and operating results at average exchange rates prevailing during the year. Adjustments resulting from the translation of assets and liabilities are recorded in the cumulative foreign currency translation adjustment account in stockholders'

                       VERITAS DGC INC. AND SUBSIDIARIES
equity. Remeasurement gains and losses are included in the determination of net income and are reflected in other costs and expenses. (See Note 10.)

CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, Veritas DGC has defined "cash equivalents" as items readily convertible into known amounts of cash with original maturities of three months or less.

RESTRICTED CASH INVESTMENTS

     Restricted cash investments in the amounts of $300,000 and $186,000 at July 31, 1999 and 1998, respectively, were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business.

ACCOUNTS RECEIVABLE

     Included in accounts and notes receivable at July 31, 1999 and 1998 are unbilled amounts of approximately $35,209,000 and $43,058,000, respectively. Such amounts are either not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months or are currently billable and will be invoiced in the next monthly statement cycle.

INVENTORIES

     Inventories of materials and supplies are stated at the lower of average cost or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                        ESTIMATED USEFUL
                                                              LIFE
                                                        ----------------
Geophysical equipment................................          3-5
Data processing equipment............................            3
Geophysical ship.....................................            5
Leasehold improvements and other.....................         3-10

     Expenditures for routine repairs and maintenance are charged to expense as incurred; expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related asset. The net gain or loss on property and equipment disposed of is included in other costs and expenses. (See Note 10.)

MULTI-CLIENT DATA LIBRARY

     Veritas DGC collects and processes certain geophysical data for its own account to which it retains all ownership rights and which it resells to clients on a non-transferable, license basis. Veritas DGC capitalizes associated costs using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the precommitted sales contracts based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The capitalized cost of multi-client data library is likewise charged to cost of services in the period subsequent sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. For marine surveys, any costs remaining 24 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. For land surveys any costs remaining 36 months after completion of a survey are charged to cost of

                       VERITAS DGC INC. AND SUBSIDIARIES
services over a period not to exceed 24 months. These periods of 48 and 60 months, respectively, represent the periods over which benefits are expected to be derived. Veritas DGC periodically reviews the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and records losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset.

GOODWILL

     Veritas DGC records the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized using the straight-line method over a period of 10 to 20 years which approximates the period in which benefits are expected to be derived. Veritas DGC periodically reviews the carrying value of goodwill in relation to the current and expected operating results of the businesses or joint ventures in order to assess whether there has been a permanent impairment of such amounts.

MOBILIZATION COST

     Transportation and other expenses incurred prior to commencement of geophysical operations in an area, that would not have been incurred otherwise, are deferred and amortized over the lesser of the term of the related contract or backlog of contracts in that area or one year. Amounts applicable to operations for Veritas DGC's own account are included in the cost of the multi-client data library. Included in other assets at July 31, 1999 and 1998 are unamortized mobilization costs approximating $1,193,000 and $818,000, respectively.

LEASES

     Operating leases include those for office space, specialized geophysical equipment rented for short periods of time, and Veritas DGC's geophysical ships which generally are chartered on a short-term basis.

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

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense when incurred. Research and development costs for the years ended July 31, 1999, 1998 and 1997 were $7,693,000, $6,196,000 and $3,725,000, respectively.

STOCK-BASED COMPENSATION

     Veritas DGC maintains stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share of compensation expense that would have been recorded using the fair value based method is reported through disclosure. (See Note 7.)

                       VERITAS DGC INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     The computation of earnings per share based upon weighted average common shares outstanding and earnings per share -- assuming dilution based upon weighted average common shares outstanding and additional common shares, utilizing the treasury stock method and average market prices, that would have been outstanding if dilutive potential common shares had been issued. (See Note 11.)

2. INVESTMENT IN INDONESIAN JOINT VENTURE

     Summarized financial information for Veritas DGC's 80% owned Indonesian joint venture (P.T. Digicon Mega Pratama) which is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control is as follows:

                                                                   JULY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets..............................................  $  1,380   $  2,740
Property and equipment, net.................................       314        613
                                                              --------   --------
          Total assets......................................  $  1,694   $  3,353
                                                              ========   ========
Current liabilities.........................................  $    438   $    410
Advances from affiliates....................................    12,479     13,847
Stockholders' deficit:
  Common stock..............................................     2,576      2,576
  Accumulated deficit.......................................   (13,799)   (13,480)
                                                              --------   --------
          Total stockholders' deficit.......................   (11,223)   (10,904)
                                                              --------   --------
          Total liabilities and stockholders' deficit.......  $  1,694   $  3,353
                                                              ========   ========

                                                           FOR THE YEARS ENDED JULY 31,
                                                           -----------------------------
                                                            1999       1998       1997
                                                           -------   ---------   -------
                                                                  (IN THOUSANDS)
Revenues.................................................  $2,472    $  3,346    $7,240
Cost and expenses:
  Cost of services.......................................   2,435       2,378     6,424
  Depreciation and amortization..........................     340         316
  Other..................................................                (320)      (62)
                                                           ------    --------    ------
          Total..........................................   2,775       2,374     6,362
                                                           ------    --------    ------
Net income (loss)........................................  $ (303)   $    972    $  878
                                                           ======    ========    ======

     During the years ended July 31, 1999, 1998 and 1997, Veritas DGC charged P.T. Digicon $157,000 $368,000 and $1,429,000, respectively, relating to allocations of corporate administrative expenses and actual expenses incurred by P.T. Digicon for salary cost, insurance and equipment charges. Advances from Veritas DGC to P.T. Digicon of $12,479,000 and $13,847,000 at July 31, 1999 and 1998, respectively, have no formal repayment terms and do not bear interest.

                       VERITAS DGC INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

     Long-term debt is as follows:

                                                                    JULY 31,
                                                              --------------------
                                                                1999        1998
                                                              --------     -------
                                                                 (IN THOUSANDS)
Senior notes due October 2003, at 9 3/4%....................  $135,000     $75,000
Equipment purchase obligations maturing through September
  2000, at 10%..............................................       251         561
                                                              --------     -------
          Total.............................................   135,251      75,561
Less current maturities.....................................       240         289
                                                              --------     -------
          Due after one year................................  $135,011     $75,272
                                                              ========     =======

     The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The senior notes are unsecured and are effectively subordinated to all secured debt of Veritas DGC with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants which limit Veritas DGC's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of Veritas DGC, as defined in the indenture, the holders of the senior notes have the right to require Veritas DGC to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Veritas DGC has the right to redeem the senior notes, in whole or part, on or after October 15, 2000. Under certain conditions, Veritas DGC may redeem up to $35.0 million in aggregate principal amount of the senior notes prior to October 15, 1999.

     Veritas DGC maintains a revolving credit facility, expiring July 2001, with commercial lenders that provides for advances up to the lesser of $50.0 million or a defined borrowing base (32.1 million at July 31, 1999). Advances bear interest, at Veritas DGC's election, at LIBOR or prime rate (8% at July 31, 1999) plus a margin based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable for a limited amount. Covenants in the agreement limit, among other things, Veritas DGC's right to take certain actions, including creating secured indebtedness. In addition, the agreement requires Veritas DGC to maintain certain financial ratios. No advances were outstanding at July 31, 1999 and July 31, 1998 under the credit agreement, although $5.8 million in letters of credit had been issued under the facility.

     Veritas DGC's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and geophysical equipment.

     Annual maturities of long-term debt for the next five years are as follows:

                                                             ANNUAL
FISCAL YEAR                                                MATURITIES
-----------                                              --------------
                                                         (IN THOUSANDS)
2000..................................................      $    240
2001..................................................            11
2004..................................................       135,000
                                                            --------
          Total.......................................      $135,251
                                                            ========

     During the year ended July 31, 1999, Veritas DGC incurred interest costs of $12,808,000. Of this amount, for the years ended July 31, 1999 and 1998 Veritas DGC capitalized $185,000 and $800,000, respectively. The capitalized amount represents costs for leasehold improvements to a chartered vessel. No interest was capitalized during the years ended July 31, 1997.

                       VERITAS DGC INC. AND SUBSIDIARIES

4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities include the following:

                                                              JULY 31,   JULY 31,
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued payroll and benefits................................  $ 5,518    $12,216
Deferred revenues...........................................  $10,717    $19,196
Accrued taxes other than income.............................  $12,086    $ 9,556

5. INCOME TAXES

     Pretax income was taxed under the following jurisdictions:

                                                         FOR THE YEARS ENDED JULY 31,
                                                         ----------------------------
                                                          1999       1998      1997
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
U.S. ..................................................  $34,560   $ 90,690   $21,098
Non-U.S................................................   (4,397)     9,514     9,211
                                                         -------   --------   -------
          Total........................................  $30,163   $100,204   $30,309
                                                         =======   ========   =======

     The provision for income taxes consists of the following:

                                                           FOR THE YEARS ENDED JULY 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Current -- U.S. ........................................  $ 4,916    $36,616    $ 3,352
Deferred -- U.S. .......................................    3,939     (5,469)    (2,940)
Current -- Non-U.S......................................    3,742      4,952      3,634
Deferred -- Non-U.S.....................................   (3,031)    (1,881)     2,016
                                                          -------    -------    -------
          Total.........................................  $ 9,566    $34,218    $ 6,062
                                                          =======    =======    =======

     A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of income is as follows:

                                                         FOR THE YEARS ENDED JULY 31,
                                                         ----------------------------
                                                          1999      1998       1997
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Income tax at the U.S. statutory rate..................  $10,557   $35,071   $ 10,608
Increase (reduction) in taxes resulting from:
  Non-U.S. earnings taxed at other than the U.S.
     statutory rate....................................   (1,719)   (1,349)     1,159
  Write-off of investment..............................                       (10,126)
  Contingency..........................................    1,661     1,036      2,877
  Non-U.S. losses with no tax recovery.................    1,584       650       (247)
  Foreign tax credit net of withholding tax............   (7,466)   (9,714)       403
  U.S. tax on Subpart F income and dividends...........    4,711     6,688
  U.S. tax on branch operations........................      182     2,567        501
  Prior year tax return to tax provision
     reconciliation....................................     (771)     (366)       344
  State Income Tax.....................................      474       590        274
  Other................................................      353      (955)       269
                                                         -------   -------   --------
          Total........................................  $ 9,566   $34,218   $  6,062
                                                         =======   =======   ========

                       VERITAS DGC INC. AND SUBSIDIARIES

     Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of Veritas DGC's deferred tax assets and liabilities are as follows:

                                                                      JULY 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
  Difference between book and tax basis of property and
     equipment..............................................   $  6,162      $  4,067
  Difference between book and tax basis of multi-client data
     library................................................     18,107        20,402
  Net operating loss carryforwards..........................     37,121        36,111
  Tax credit carryforwards..................................         19           334
                                                               --------      --------
          Total.............................................     61,409        60,914
Deferred tax liabilities....................................       (211)         (952)
                                                               --------      --------
Net deferred tax asset......................................     61,198        59,962
Valuation allowance.........................................    (38,078)      (40,805)
                                                               --------      --------
Net deferred tax asset......................................   $ 23,120      $ 19,157
                                                               ========      ========

     A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carryforwards, with equal and offsetting adjustments to the related deferred tax asset. Should Veritas DGC's income projections result in the conclusion that realization of additional deferred tax assets is more likely than not, further adjustments to the valuation allowance are made. Since Veritas DGC's quasi-reorganization with respect to Digicon on July 31, 1991 the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. The net reductions in the valuation allowance of $2,727,000 during 1999 and $1,679,000 in 1998 resulted primarily from recognition of the expected utilization of net operating loss carryforwards generated prior to the quasi-reorganization and the expiration of investment tax credits.

     As of July 31, 1999, Veritas DGC had U.S. net operating loss carryforwards of approximately $69,088,000 and investment tax credit carryforwards of approximately $19,000. Approximately $44,546,000 of net operating loss carryforwards and all of the investment tax credit carryforwards existed prior to the quasi-

                       VERITAS DGC INC. AND SUBSIDIARIES
reorganization. The following schedule sets forth the expiration dates of the U.S. and non-U.S. net operating losses.

                                                       U.S. NET       NON-U.S. NET
FISCAL YEAR                                         OPERATING LOSS   OPERATING LOSS
-----------                                         --------------   --------------
                                                            (IN THOUSANDS)
2000..............................................     $ 2,739              173
2001..............................................      30,032              210
2002..............................................                        1,334
2003..............................................       4,222            5,186
2004..............................................       6,355            2,736
2005..............................................       1,198
2006..............................................       1,347            6,849
2007..............................................       2,505
2009..............................................       7,994              114
2010..............................................       2,710
2011..............................................       9,986
Indefinite........................................                       19,396
                                                       -------          -------
          Total...................................     $69,088          $35,998
                                                       =======          =======

     Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits (such as investment tax credits) for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. Veritas DGC has performed the required testing and has concluded that two "ownership changes" have occurred. The first occurred in connection with the issuance of common stock through a public offering made by Veritas DGC on January 6, 1992. The utilization of U.S. net operating loss carryforwards existing at the date of the first "ownership change" is limited to approximately $4,041,000 per year. The second "ownership change" occurred on August 30, 1996 as a result of the stock acquisition of Veritas Energy Services Inc. The utilization of U.S. net operating losses incurred between the first and second ownership changes is limited to approximately $8,875,000 per year, which includes the limitation of approximately $4,041,000 from the first ownership change. The second limitation also applies to the limitation from the first ownership change that accumulated during the periods between the first and second ownership changes. During the years ended July 31, 1999 and 1998, Veritas DGC utilized approximately $8,875,000 and $8,875,000 of limitation carryover, respectively.

     Non-U.S. operations had net operating loss carryforwards of approximately $35,998,000 at July 31, 1999, of which approximately $13,166,000 existed prior to the quasi-reorganization. Approximately $15,457,000 of the total non-U.S. net operating loss carryforwards are related to United Kingdom operations, have an indefinite carryforward period, and are available to offset future profits in Veritas DGC's current trade or business. Approximately $12,092,000 of the United Kingdom net operating loss carryforwards existed prior to the quasi-reorganization. Approximately $6,054,000 of the total non-U.S. net operating loss carryforwards are related to Oman operations, were generated after the quasi-reorganization and have a carryforward period of five years.

     Veritas DGC considers the undistributed earnings of its non-U.S. subsidiaries to be permanently reinvested. Veritas DGC has not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if Veritas DGC should sell its stock in the subsidiaries.

                       VERITAS DGC INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENT LIABILITIES

     Total rentals of vessels, equipment and office facilities charged to operations amounted to $62,473,000, $57,476,000 and $37,332,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

     Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining noncancellable terms of at least one year are as follows:

FISCAL YEAR                                            MINIMUM RENTALS
-----------                                            ----------------
                                                        (IN THOUSANDS)
2000.................................................      $30,083
2001.................................................       19,410
2002.................................................       15,090
2003.................................................       13,309
2004.................................................       13,300
2005-2013............................................       35,586

     During 1993 Veritas DGC purchased occurrence-based workers compensation insurance. The policies for the years ended July 31, 1999 and 1998 were issued under a guaranteed cost program and, accordingly, there were no deductibles. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of any such claims would not have a material adverse impact on the financial position of Veritas DGC.

7. EMPLOYEE BENEFITS

     Veritas DGC maintains a 401(k) plan in which employees of Veritas DGC's majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. However, employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 10% of their salary to a maximum of $9,500 per year. Generally, Veritas DGC will contribute an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever is less); however, if consolidated pre-tax income for any fiscal year is less than the amount required to be contributed by Veritas DGC, Veritas DGC may elect to reduce its contribution, but in no event may it reduce the total contribution to less than 25% of the employee contribution. Veritas DGC may make additional contributions from its current or cumulative net profits in an amount determined by the Board of Directors. Veritas DGC's matching contributions to the 401(k) plan were $741,000 in 1999, $679,000 in 1998 and $426,000 in 1997.

     Veritas DGC has an employee nonqualified stock option plan under which options are granted to officers and key employees. Options generally vest over a period of time and are exercisable over a ten-year period but may not be exercised earlier than six months after the grant date. The exercise price for each option shall not be less than the lesser of (i) the fair market value of the common stock on the grant date or (ii) the average fair market value of the common stock during the 30 trading days ending on the trading day next preceding the grant date. Veritas DGC has authorized 3,954,550 shares of common stock to be issued under the plan.

     Veritas DGC also has a stock option plan for non-employee directors (the "Director Plan") under which options are granted to non-employee directors of Veritas DGC. The Director Plan provides that every year each eligible director is granted options to purchase 5,000 shares of Veritas DGC's common stock which vest over periods up to four years and are exercisable over ten years. The exercise price for each option granted is

                       VERITAS DGC INC. AND SUBSIDIARIES
fair market value at the date of grant, as defined. Veritas DGC has authorized 600,000 shares of common stock to be issued under the Director Plan.

                                                           FOR THE YEAR ENDED JULY 31, 1999
                                               --------------------------------------------------------
                                                                              WEIGHTED       WEIGHTED
                                                              WEIGHTED      AVERAGE GRANT     AVERAGE
                                               NUMBER OF      AVERAGE         DATE FAIR     CONTRACTUAL
                                                SHARES     EXERCISE PRICE       VALUE          LIFE
                                               ---------   --------------   -------------   -----------
Beginning balance............................  1,022,539       $18.00
Options granted..............................  1,019,824       $11.08           7.55             10
Options exercised............................    (23,883)      $ 9.81
Options forfeited............................    (90,432)      $18.91
                                               ---------
Ending balance...............................  1,928,048       $14.43
                                               =========
Options exercisable..........................    789,781       $14.15
                                               =========
Ending balance by range of exercise price:
  $ 4.13-$ 6.20..............................     99,081       $ 5.72                           5.2
  $ 6.20-$ 9.29..............................     89,787       $ 7.30                           3.8
  $ 9.29-$13.94..............................  1,004,456       $10.92                           9.2
  $13.94-$20.91..............................    647,845       $19.35                           7.4
  $20.91-$31.36..............................     27,232       $25.39                           7.8
  $31.36-$47.04..............................     55,820       $39.57                           7.8
  $47.04-$56.50..............................      3,827       $52.58                           7.9
                                               ---------
     Ending balance..........................  1,928,048
                                               =========
Options exercisable by range of exercise
  price:
  $ 4.13-$ 6.20..............................     99,081       $ 5.72
  $ 6.20-$ 9.29..............................     89,787       $ 7.30
  $ 9.29-$13.94..............................    282,475       $11.26
  $13.94-$20.91..............................    281,010       $19.38
  $20.91-$31.36..............................     11,889       $25.27
  $31.36-$47.04..............................     24,316       $39.41
  $47.04-$56.50..............................      1,223       $52.63
                                               ---------
     Options exercisable.....................    789,781
                                               =========

                                                              FOR THE YEAR ENDED JULY 31, 1998
                                                         -------------------------------------------
                                                                                         WEIGHTED
                                                                         WEIGHTED      AVERAGE GRANT
                                                         NUMBER OF       AVERAGE         DATE FAIR
                                                           SHARES     EXERCISE PRICE       VALUE
                                                         ----------   --------------   -------------
Beginning balance......................................   1,276,364       $15.18
Options granted........................................     133,426       $30.95          $21.41
Options exercised......................................    (326,733)      $11.94
Options forfeited......................................     (60,518)      $19.78
                                                         ----------
Ending balance.........................................   1,022,539       $18.00
                                                         ==========
Options exercisable....................................     366,482       $12.38
                                                         ==========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                                              FOR THE YEAR ENDED JULY 31, 1997
                                                         -------------------------------------------
                                                                                         WEIGHTED
                                                                         WEIGHTED      AVERAGE GRANT
                                                         NUMBER OF       AVERAGE         DATE FAIR
                                                           SHARES     EXERCISE PRICE       VALUE
                                                         ----------   --------------   -------------
Beginning balance......................................     837,840       $ 8.30
Options granted........................................     837,241       $19.38          $13.66
Options exercised......................................    (360,385)      $ 8.82
Options forfeited......................................     (38,332)      $16.30
                                                         ----------
Ending balance.........................................   1,276,364       $15.18
                                                         ==========
Options exercisable....................................     467,536       $ 7.93
                                                         ==========

     The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

                                                        FOR THE YEARS ENDED JULY 31,
                                                    ------------------------------------
                                                       1999         1998         1997
                                                    ----------   ----------   ----------
Risk-free interest rate...........................  5.5%         6.1%         6.6%
Expected volatility...............................  49.7%        49.6%        50.2%
Expected life.....................................  10.0 years   10.0 years   10.0 years

     In conjunction with certain employment agreements, Veritas DGC issued 13,025 and 10,000 shares of restricted stock with weighted average grant date fair values of $33.66 and $20.25 per share, respectively, during the years ended July 31, 1998 and 1997, respectively, to certain individuals in exchange for services rendered over a three-year period.

     On November 1, 1997, Veritas DGC initiated a compensatory employee stock purchase plan for up to 500,000 shares of common stock. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price which is the lower of 85% of the market price on the first or last day of the fiscal quarter. During the year ended July 31, 1999, 142,490 shares of common stock were issued with a weighted average grant date fair value of $14.71 per share. During the year ended July 31, 1998, 52,731 shares of common stock were issued with a weighted average grant date fair value of $35.37 per share.

     On June 9, 1998, Veritas DGC initiated a restricted stock plan for up to 50,000 shares. The eligibility of an employee and the terms and amount of the grant are determined by the Board of Directors' Compensation Committee.

     The following restricted shares were issued for the fiscal years ended 1999 and 1998.

                  YEAR ENDED JULY 31, 1999
-------------------------------------------------------------
                                 WEIGHTED
  NUMBER OF                    AVERAGE GRANT
SHARES GRANTED   GRANT DATE        PRICE       VESTING PERIOD
--------------   -----------   -------------   --------------
     1,500       August 1998      $27.81          3 Years
    25,579        March 1999      $11.31           1 Year

                       VERITAS DGC INC. AND SUBSIDIARIES

                  YEAR ENDED JULY 31, 1998
-------------------------------------------------------------
                                 WEIGHTED
  NUMBER OF                    AVERAGE GRANT
SHARES GRANTED   GRANT DATE        PRICE       VESTING PERIOD
--------------   -----------   -------------   --------------
     3,000         June 1998      $46.75          3 Years
     1,400         July 1998      $35.25          3 Years

     Compensation expense relating to the stock-based compensation plans described above was $466,000, $506,000, and $23,000 for the years ended July 31, 1999, 1998, and 1997, respectively. The effect on net income and earnings per share that would have been recorded using the fair value based method as required by SFAS 123 is as follows:

                                                             FOR THE YEARS ENDED JULY 31,
                                                       ----------------------------------------
                                                          1999           1998           1997
                                                       ----------     ----------     ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income..................................   $20,294        $66,958        $25,125
                                                        =======        =======        =======
Pro forma net income.................................   $17,215        $64,498        $24,138
                                                        =======        =======        =======
Reported net income per common share -- basic........   $  0.89        $  2.96        $  1.33
                                                        =======        =======        =======
Pro forma earnings per common share -- basic.........   $  0.76        $  2.85        $  1.28
                                                        =======        =======        =======
Reported net income per common share -- diluted......   $  0.88        $  2.87        $  1.30
                                                        =======        =======        =======
Pro forma earnings per common share -- diluted.......   $  0.75        $  2.77        $  1.25
                                                        =======        =======        =======

     The effect on net income and earnings per share may not be representative of the effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

     Veritas DGC maintains a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in its United Kingdom offices. Monthly contributions by employees are equal to 4% of their salaries with Veritas DGC providing an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually in line with inflation subject to a maximum of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities which are held and managed by an independent trustee. The net periodic pension costs are as follows:

                                                               FOR THE YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service costs (benefits earned during the period)...........   $ 578      $ 457      $ 238
Interest costs on projected benefit obligation..............     581        441        384
Actual return on plan assets................................    (491)      (695)      (392)
Net amortization and deferral...............................     159        224          5
                                                               -----      -----      -----
Net periodic pension costs..................................   $ 827      $ 427      $ 235
                                                               =====      =====      =====

                       VERITAS DGC INC. AND SUBSIDIARIES

     The funded status of the Pension Plan is as follows:

                                                                  JULY 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Plan assets at fair value...................................  $ 7,573   $ 6,443
Projected benefit obligation:
  Actuarial present value of accumulated vested benefit
     obligations............................................   10,060     7,400
  Effect of future salary increases.........................    2,420     1,492
                                                              -------   -------
          Total projected benefit obligation................   12,480     8,892
                                                              -------   -------
Projected benefit obligation in excess of plan assets.......   (4,907)   (2,449)
Unrecognized prior service cost.............................
Unrecognized net loss.......................................    2,948     2,243
                                                              -------   -------
Pension liability...........................................  $(1,959)  $  (206)
                                                              =======   =======

     The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

                                                               FOR THE YEARS ENDED
                                                                    JULY 31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
Discount rate...............................................  6.0%    6.5%    8.0%
Rates of increase in compensation levels....................  4.0%    4.5%    6.0%
Expected long-term rate of return on assets.................  6.5%    7.0%    8.5%

     The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

                                                                  JULY 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
                                                               (IN THOUSANDS)
Benefit obligation at beginning of year.....................  $ 8,892   $5,479
Service cost................................................      578      457
Interest cost...............................................      581      441
Contributions by plan participants..........................      249      198
Actuarial gains and losses..................................    2,237    2,367
Benefits paid...............................................      (57)     (50)
                                                              -------   ------
Benefit obligation at end of year...........................  $12,480   $8,892
                                                              =======   ======

Fair value of plan assets at beginning of year..............  $ 6,443   $5,277
Actual return on plan assets................................      491      695
Employer contribution.......................................      447      323
Plan participants' contributions............................      249      198
Benefits paid...............................................      (57)     (50)
                                                              -------   ------
Fair value of plan assets at end of year....................  $ 7,573   $6,443
                                                              =======   ======

8. UNREALIZED LOSS ON INVESTMENTS -- AVAILABLE FOR SALE

     In April 1999, Veritas DGC exchanged a $4.7 million account receivable from Miller Exploration Company (Miller), a publicly traded company, for a long term note receivable paying 18% interest. Interest is paid in common stock warrants, with an exercise price of $0.01 per share, in advance, at six month intervals.

                       VERITAS DGC INC. AND SUBSIDIARIES

The common stock underlying these warrants was registered with the SEC in August 1999. In addition, Veritas DGC Inc. exchanged an account receivable from Brigham Exploration Company (Brigham), a publicly traded company, for shares of Brigham common stock. The cost basis of the investments available for sale is determined by the fair market value on the date received.

                                                                  JULY 31, 1999
                                                        ---------------------------------
                                                                     UNREALIZED     FAIR
                                                        COST BASIS   (LOSS)/GAIN   VALUE
                                                        ----------   -----------   ------
Brigham common stock..................................    $3,809       $(1,143)    $2,666
Miller Warrants.......................................       419           586      1,005
                                                          ------       -------     ------
                                                          $4,228       $  (557)    $3,671
                                                          ======       =======     ======

9. COMMON AND PREFERRED STOCK

     The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value, $.01, in one or more series and determine the voting rights, preferences as to dividends and in liquidation and the conversion and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 1999.

     On May 27, 1997, the Board of Directors of Veritas DGC declared a distribution of one right for each outstanding share of common stock or Exchangeable Stock to shareholders of record at the close of business on June 12, 1997 and designated 400,000 shares of the authorized preferred stock as a class to be distributed under a shareholder rights agreement. Upon the occurrence of certain events enumerated in the shareholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of Veritas DGC's preferred stock or the common stock of an acquiring company. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire Veritas DGC. The rights expire on May 15, 2007 and may be redeemed prior to that date.

     In July 1998, the Board of Directors approved a stock repurchase program under which Veritas DGC is authorized to buy up to 1,000,000 shares of its outstanding common stock in open market transactions. At July 31, 1999, Veritas DGC had repurchased 299,000 shares and the program had expired.

10. OTHER COSTS AND EXPENSES

     Other costs and expenses consist of the following:

                                                           FOR THE YEARS ENDED JULY 31,
                                                           -----------------------------
                                                             1999       1998      1997
                                                           --------   --------   -------
                                                                  (IN THOUSANDS)
Net foreign currency exchange (gains) losses.............  $(1,845)   $ 2,333    $   46
Net loss on disposition of property and equipment........      849      1,549     1,151
Interest income..........................................   (4,210)    (4,220)     (552)
Other....................................................      156                  (15)
                                                           -------    -------    ------
          Total..........................................  $(5,050)   $  (338)   $  630
                                                           =======    =======    ======

                       VERITAS DGC INC. AND SUBSIDIARIES

11. EARNINGS PER COMMON SHARE

     Earnings per common share and earnings per common share -- assuming dilution are computed as follows:

                                                               FOR THE YEARS ENDED JULY 31,
                                                             ---------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net income.................................................   $20,294     $66,958     $25,125
                                                              =======     =======     =======
Weighted average common shares.............................    22,733      22,594      18,898
                                                              =======     =======     =======
Net income per common share -- basic.......................   $   .89     $  2.96     $  1.33
                                                              =======     =======     =======
Weighted average common shares -- diluted:
  Weighted average common shares...........................    22,733      22,594      18,898
  Shares issuable from assumed conversion of:
     Options...............................................       268         721         432
     Warrants..............................................                                34
                                                              -------     -------     -------
          Total............................................    23,001      23,315      19,364
                                                              =======     =======     =======
Net income per common share -- diluted.....................   $   .88     $  2.87     $  1.30
                                                              =======     =======     =======

     The following options to purchase common shares have been excluded from the computation assuming dilution for the years ended July 31, 1999 and 1998 because the options' exercise price exceeded the average market price of the underlying common shares. There were no anti-dilutive options for the year ended July 31, 1997.

                                                  FOR THE YEARS ENDED JULY 31,
                                                  ----------------------------
                                                       1999           1998
                                                  --------------   -----------
Number of options...............................        807,992        22,810
Exercise price range............................  $16 7/8 - $56 1/2 $42 - $56 1/2
Expiring through................................  November 2008     July 2008

12. SEGMENT AND GEOGRAPHICAL INFORMATION

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." It requires Veritas DGC to disclose certain financial information in both annual and interim reporting about "operating segments." Operating segments are components of a company that are evaluated regularly by management in deciding how to allocate its resources and in assessing its performance. The statement also requires disclosure about the countries from which Veritas DGC derives its revenues and in which it employs its long-lived assets. Because Veritas DGC's operations consist of one segment, geophysical technology, no specific segment disclosure is required. The geographical information required is presented below.

                       VERITAS DGC INC. AND SUBSIDIARIES

     The following tables presents consolidated revenues by country based on the location of the use of the product or service for the years ended July 31, 1999, 1998 and 1997:

                                                        FOR THE YEARS ENDED JULY 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Geographic areas:
  Europe.............................................  $ 35,850   $ 51,089   $ 42,798
  Middle East / Africa...............................    20,785     14,090      6,370
  Asia Pacific.......................................    35,091     42,462     30,232
  Latin America......................................    61,187     93,494     51,276
  Canada.............................................    32,325     47,059     52,141
  United States......................................   203,667    280,765    179,898
                                                       --------   --------   --------
          Totals.....................................  $388,905   $528,959   $362,715
                                                       ========   ========   ========

     The following table presents long-lived assets by country based on the location of the asset.

                                                        FOR THE YEARS ENDED JULY 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Geographic areas:
  Europe.............................................  $ 11,877   $ 39,780   $ 10,231
  Middle East / Africa...............................     6,859      8,336      9,712
  Asia Pacific.......................................    16,186     21,974     12,991
  Latin America......................................    10,246     10,893     16,702
  Canada.............................................     6,609     13,008     17,458
  United States......................................   104,594     80,929     65,660
                                                       --------   --------   --------
          Totals.....................................  $156,371   $174,920   $132,754
                                                       ========   ========   ========

     During fiscal year 1999 Royal Dutch/Shell and its subsidiaries accounted for about 12% of Veritas DGC's revenue. No other customer accounted for 10% or more of revenue in fiscal year 1999. No single customer accounted for 10% or more of revenue in fiscal years 1998 and 1997.

     Veritas DGC generates its revenue in the exploration and production ("E&P") sector of the petroleum industry and as such, is subject to fluctuations in E&P spending. E&P spending is directly related to the prices of oil and gas which are subject to wide and relatively unpredictable variations.

13. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                                            FOR THE YEAR ENDED JULY 31, 1999
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $146,799      $101,652       $74,610       $65,844
Gross profit....................................     43,288        31,637        24,980        23,000
Net income......................................     13,622         5,436           505           731
Net income per common share -- basic*...........        .60           .24           .02           .03
Net income per common share -- diluted*.........        .60           .24           .02           .03

                       VERITAS DGC INC. AND SUBSIDIARIES

                                                            FOR THE YEAR ENDED JULY 31, 1998
                                                  -----------------------------------------------------
                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues........................................   $142,186      $123,569      $122,810      $140,394
Gross profit....................................     48,933        42,765        47,429        42,936
Net income......................................     21,319        17,677        16,062        11,900
Net income per common share -- basic*...........        .95           .79           .71           .52
Net income per common share -- diluted*.........        .94           .76           .69           .51

* Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

14. SUBSEQUENT EVENTS

SHELF REGISTRATION

     On August 31, 1999, Veritas DGC filed a shelf registration with the SEC allowing the issuance of up to $200 million in debt, preferred stock or common stock. A prospectus supplement fully describing the terms of each offering will be filed for each future issuance under this registration statement.

CORPORATE HEADQUARTERS

     On September 10, 1999, Veritas DGC entered into a contract related to the construction and lease of a new corporate headquarters in Houston, Texas. Pursuant to the agreement, the developer purchased 18.5 acres of land from Veritas DGC for $4.2 million, will build a 220,000 sq. ft. office complex, and will lease the facility to Veritas DGC for fifteen years. Veritas DGC expects to move its 500 Houston employees, currently occupying five facilities, into the complex in October 2000.

ENERTEC ACQUISITION

     On September 30, 1999, Veritas DGC, VESI and Enertec Resource Services Inc., a Canadian company, consummated a business combination (the "Combination") whereby Enertec became a wholly owned subsidiary of VESI. As a result of the Combination, each share of Enertec stock was converted into the right to receive VESI Class A Exchangeable Series 1 stock (the "Exchangeable" shares) at an exchange ratio of 0.345 of a share of the Exchangeable stock for each share of Enertec. All of the holders of Enertec common shares became holders of Exchangeable shares and accordingly, 2,437,527 shares of Exchangeable stock were issued. Each Exchangeable share is convertible, at the option of the shareholder, into one share of Veritas DGC's common stock. Outstanding options to purchase shares of Enertec stock were converted into options to purchase shares of Veritas DGC's common stock at the exchange ratio of 0.345 of a Veritas DGC stock option for each Enertec option.

     The total purchase price of Enertec is estimated at $29.6 million, which is comprised of $24.5 million of stock, $2.5 million of Veritas DGC options and $2.6 million of business combination costs. The preliminary allocation of purchase price, in accordance with APB 16, yields approximately $7.0 million of current assets, $20.7 million of property and long-term assets, $4.2 million of current liabilities, $0.1 million of long term liabilities and $6.2 million of goodwill. This allocation is subject to adjustment over the next fiscal year.

DEBT REPURCHASE

     On September 24, 1999, Veritas DGC repurchased $5.5 million of 9 3/4% senior notes on the open market at a price of $5.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors -- Nominees" and "Other Information -- Executive Officer Tenure and Identification" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Other Information -- Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Other Information -- Certain Stockholders" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Other Information -- Certain Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NUMBER
                                                              -----------
Report of Independent Accountants...........................        13
Consolidated Statements of Income and Comprehensive Income
  for the Three Years Ended July 31, 1999...................        14
Consolidated Balance Sheets as of July 31, 1999 and 1998....        15
Consolidated Statements of Cash Flows for the Three Years
  Ended July 31, 1999.......................................     16-17
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended July 31, 1999...................        18
Notes to Consolidated Financial Statements..................     19-35

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

            FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 1999

     No Form 8-K reports were filed during the quarter ended July 31, 1999.

                                 EXHIBIT INDEX

        EXHIBIT
        -------
           3-A)          -- Restated Certificate of Incorporation with amendments of
                            Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to
                            Veritas DGC Inc.'s Current Report on Form 8-K dated
                            September 16, 1996 is incorporated herein by reference.)
           3-B)          -- Certificate of Ownership and Merger of New Digicon Inc.
                            and Digicon Inc. (Exhibit 3-B to Digicon Inc.'s
                            Registration Statement No. 33-43873 dated November 12,
                            1991 is incorporated herein by reference.)
           3-C)          -- By-laws of New Digicon Inc. dated June 24, 1991. (Exhibit
                            3-C to Digicon Inc.'s Registration Statement No. 33-43873
                            dated November 12, 1991 is incorporated herein by
                            reference.)
          *3-D)          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of Veritas DGC Inc. dated September 30,
                            1999.
           4-A)          -- Specimen certificate for Senior Notes (Series A).
                            (Included as part of Section 2.2 of Exhibit 4-B to
                            Veritas DGC Inc.'s Registration Statement No. 333-12481
                            dated September 20, 1996 is incorporated herein by
                            reference.)
           4-B)          -- Form of Trust Indenture relating to the 9 3/4% Senior
                            Notes due 2003 of Veritas DGC Inc. between Veritas DGC
                            Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to
                            Veritas DGC Inc.'s Registration Statement No. 333-12481
                            dated September 20, 1996 is incorporated herein by
                            reference.)
           4-C)          -- Specimen Veritas DGC Inc. Common Stock certificate.
                            (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year
                            ended July 31, 1996 is incorporated herein by reference.)
           4-D)          -- Rights Agreement between Veritas DGC Inc. and ChaseMellon
                            Shareholder Services, L.L.C. dated as of May 15, 1997.
                            (Exhibit 4.1 of Veritas DGC Inc.'s Current Report on Form
                            8-K filed May 27, 1997 is incorporated herein by
                            reference.)
           4-E)          -- Form of Restricted Stock Grant Agreement. (Exhibit 4.8 to
                            Veritas DGC Inc.'s Registration Statement No. 333-48953
                            dated March 31, 1998 is incorporated herein by
                            reference.)
           4-F)          -- Restricted Stock Plan as Amended and Restated September
                            14, 1999. (Exhibit 4.8 to Veritas DGC Inc.'s Registration
                            Statement No. 333-87223 dated September 16, 1999 is
                            incorporated herein by reference.)
           4-G)          -- Key Contributor Incentive Plan as Amended and Restated
                            dated March 9, 1999. (Exhibit 4.9 to Veritas DGC Inc.'s
                            Registration Statement No. 333-74305 dated March 12, 1999
                            is incorporated herein by reference.)
           4-H)          -- Specimen for Senior Notes (Series C). (Exhibit 4-K to
                            Veritas DGC Inc.'s Form 10-Q for the quarter ended
                            January 31, 1999 is incorporated herein by reference.)
           4-I)          -- Indenture relating to the 9 3/4% Senior Notes due 2003,
                            Series B and Series C of Veritas DGC Inc. between Veritas
                            DGC Inc. and State Street Bank and Trust Company dated
                            October 28, 1998. (Exhibit 4.3 to Veritas DGC Inc.'s
                            Current Report on Form 8-K dated November 12, 1998 is
                            incorporated herein by reference.)
           9-A)          -- Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and the
                            R-M Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s
                            Current Report on Form 8-K dated September 16, 1996 is
                            incorporated herein by reference.)
          *9-B)          -- Voting and Exchange Trust Agreement dated September 30,
                            1999 among Veritas DGC Inc., Veritas Energy Services Inc.
                            and CIBC Mellon Trust Company.

        EXHIBIT
        -------
          10-A)          -- Support Agreement dated August 30, 1996 between Digicon
                            Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of
                            Veritas DGC Inc.'s Current Report on Form 8-K dated
                            August 30, 1996 is incorporated herein by reference.)
          10-B)          -- Second Amended and Restated 1992 Non-Employee Director
                            Stock Option Plan. (Exhibit 10-B to Veritas DGC Inc.'s
                            Form 10-Q for the quarter ended October 31, 1998 is
                            incorporated herein by reference.)
         *10-C)          -- Fifth Amended and Restated 1992 Employee Nonqualified
                            Stock Option Plan.
          10-D)          -- 1997 Employee Stock Purchase Plan. (Exhibit 4.1 to
                            Veritas DGC Inc.'s Registration Statement No. 333-38377
                            dated October 21, 1997 is incorporated herein by
                            reference.)
          10-E)          -- Restricted Stock Agreement dated April 1, 1997 between
                            Veritas DGC Inc. and Anthony Tripodo. (Exhibit 10-O to
                            Veritas DGC Inc.'s Form 10-K for the year ended July 31,
                            1997 is incorporated herein by reference.)
          10-F)          -- Employment Agreement executed by David B. Robson.
                            (Exhibit 10-L to Veritas Inc.'s Form 10-K for the year
                            ended July 31, 1997 is incorporated herein by reference.)
          10-G)          -- Employment Agreement executed by Stephen J. Ludlow.
                            (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the
                            quarter ended April 30, 1997 is incorporated herein by
                            reference.)
          10-H)          -- Employment Agreement executed by Anthony Tripodo.
                            (Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the
                            quarter ended April 30, 1997 is incorporated herein by
                            reference.)
          10-I)          -- Employment Agreement executed by Rene M.J. VandenBrand.
                            (Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the
                            year ended July 31, 1997 is incorporated herein by
                            reference.)
         *10-J           -- Employment Agreement executed by Timothy L. Wells.
          10-K)          -- Credit Agreement dated July 27, 1998 among Veritas DGC
                            Inc., as borrower, and Bank One, Texas, N.A., as issuing
                            bank, as a bank and as agent for the banks, and the banks
                            named therein. (Exhibit 10-K to Veritas DGC Inc.'s Form
                            10-K for the year ended July 31, 1998 is incorporated
                            herein by reference.)
          10-L)          -- First Amendment to Credit Agreement among Veritas DGC
                            Inc., as borrower, and Bank One, Texas, N.A., as issuing
                            bank, as a bank and as agent for the banks, and the banks
                            named therein dated October 23, 1998. (Exhibit 10-L to
                            Veritas DGC Inc.'s Form 10-Q for the quarter ended
                            October 31, 1998 is incorporated herein by reference.)
          10-M)          -- Second Amendment to Credit Agreement among Veritas DGC
                            Inc., as borrower, and Bank One, Texas, N.A., as issuing
                            bank, as a bank and as agent for the banks, and the banks
                            named therein dated November 20, 1998. (Exhibit 10-M to
                            Veritas DGC Inc.'s Form 10-Q for the quarter ended
                            October 31, 1998 is incorporated herein by reference.)
           *21)          -- Subsidiaries of the Registrant.
           *23)          -- Consent of PricewaterhouseCoopers LLP.
           *27)          -- Financial Data Schedule for the year ended July 31, 1999.
                            (Filed electronically herewith.)

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of October, 1999.

                                        VERITAS DGC INC.

                                        By:       /s/ DAVID B. ROBSON
                                           -------------------------------------
                                           David B. Robson
                                           (Chairman of the Board and Chief
                                            Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 15th day of October, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ DAVID B. ROBSON                     Chairman of the Board and Chief Executive
-----------------------------------------------------                Officer, Director
                   David B. Robson

                /s/ STEPHEN J. LUDLOW                             Vice Chairman, Director
-----------------------------------------------------
                  Stephen J. Ludlow

                /s/ TIMOTHY L. WELLS                       President and Chief Operating Officer
-----------------------------------------------------
                  Timothy L. Wells

                 /s/ ANTHONY TRIPODO                             Executive Vice President,
-----------------------------------------------------      Chief Financial Officer and Treasurer
                   Anthony Tripodo

               /s/ CLAYTON P. CORMIER                                     Director
-----------------------------------------------------
                 Clayton P. Cormier

                 /s/ RALPH M. EESON                                       Director
-----------------------------------------------------
                   Ralph M. Eeson

                 /s/ JAMES R. GIBBS                                       Director
-----------------------------------------------------
                   James R. Gibbs

                /s/ STEVEN J. GILBERT                                     Director
-----------------------------------------------------
                  Steven J. Gilbert

                /s/ STEPHEN J. LUDLOW                                     Director
-----------------------------------------------------
                  Stephen J. Ludlow

                /s/ BRIAN F. MACNEILL                                     Director
-----------------------------------------------------
                  Brian F. MacNeill

                    /s/ JAN RASK                                          Director
-----------------------------------------------------
                      Jan Rask

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           3-A)          -- Restated Certificate of Incorporation with amendments of
                            Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to
                            Veritas DGC Inc.'s Current Report on Form 8-K dated
                            September 16, 1996 is incorporated herein by reference.)
           3-B)          -- Certificate of Ownership and Merger of New Digicon Inc.
                            and Digicon Inc. (Exhibit 3-B to Digicon Inc.'s
                            Registration Statement No. 33-43873 dated November 12,
                            1991 is incorporated herein by reference.)
           3-C)          -- By-laws of New Digicon Inc. dated June 24, 1991. (Exhibit
                            3-C to Digicon Inc.'s Registration Statement No. 33-43873
                            dated November 12, 1991 is incorporated herein by
                            reference.)
          *3-D)          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of Veritas DGC Inc. dated September 30,
                            1999.
           4-A)          -- Specimen certificate for Senior Notes (Series A).
                            (Included as part of Section 2.2 of Exhibit 4-B to
                            Veritas DGC Inc.'s Registration Statement No. 333-12481
                            dated September 20, 1996 is incorporated herein by
                            reference.)
           4-B)          -- Form of Trust Indenture relating to the 9 3/4% Senior
                            Notes due 2003 of Veritas DGC Inc. between Veritas DGC
                            Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to
                            Veritas DGC Inc.'s Registration Statement No. 333-12481
                            dated September 20, 1996 is incorporated herein by
                            reference.)
           4-C)          -- Specimen Veritas DGC Inc. Common Stock certificate.
                            (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year
                            ended July 31, 1996 is incorporated herein by reference.)
           4-D)          -- Rights Agreement between Veritas DGC Inc. and ChaseMellon
                            Shareholder Services, L.L.C. dated as of May 15, 1997.
                            (Exhibit 4.1 of Veritas DGC Inc.'s Current Report on Form
                            8-K filed May 27, 1997 is incorporated herein by
                            reference.)
           4-E)          -- Form of Restricted Stock Grant Agreement. (Exhibit 4.8 to
                            Veritas DGC Inc.'s Registration Statement No. 333-48953
                            dated March 31, 1998 is incorporated herein by
                            reference.)
           4-F)          -- Restricted Stock Plan as Amended and Restated September
                            14, 1999. (Exhibit 4.8 to Veritas DGC Inc.'s Registration
                            Statement No. 333-87223 dated September 16, 1999 is
                            incorporated herein by reference.)
           4-G)          -- Key Contributor Incentive Plan as Amended and Restated
                            dated March 9, 1999. (Exhibit 4.9 to Veritas DGC Inc.'s
                            Registration Statement No. 333-74305 dated March 12, 1999
                            is incorporated herein by reference.)
           4-H)          -- Specimen for Senior Notes (Series C). (Exhibit 4-K to
                            Veritas DGC Inc.'s Form 10-Q for the quarter ended
                            January 31, 1999 is incorporated herein by reference.)
           4-I)          -- Indenture relating to the 9 3/4% Senior Notes due 2003,
                            Series B and Series C of Veritas DGC Inc. between Veritas
                            DGC Inc. and State Street Bank and Trust Company dated
                            October 28, 1998. (Exhibit 4.3 to Veritas DGC Inc.'s
                            Current Report on Form 8-K dated November 12, 1998 is
                            incorporated herein by reference.)
           9-A)          -- Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and the
                            R-M Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s
                            Current Report on Form 8-K dated September 16, 1996 is
                            incorporated herein by reference.)
          *9-B)          -- Voting and Exchange Trust Agreement dated September 30,
                            1999 among Veritas DGC Inc., Veritas Energy Services Inc.
                            and CIBC Mellon Trust Company.

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          10-A)          -- Support Agreement dated August 30, 1996 between Digicon
                            Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of
                            Veritas DGC Inc.'s Current Report on Form 8-K dated
                            August 30, 1996 is incorporated herein by reference.)
          10-B)          -- Second Amended and Restated 1992 Non-Employee Director
                            Stock Option Plan. (Exhibit 10-B to Veritas DGC Inc.'s
                            Form 10-Q for the quarter ended October 31, 1998 is
                            incorporated herein by reference.)
         *10-C)          -- Fifth Amended and Restated 1992 Employee Nonqualified
                            Stock Option Plan.
          10-D)          -- 1997 Employee Stock Purchase Plan. (Exhibit 4.1 to
                            Veritas DGC Inc.'s Registration Statement No. 333-38377
                            dated October 21, 1997 is incorporated herein by
                            reference.)
          10-E)          -- Restricted Stock Agreement dated April 1, 1997 between
                            Veritas DGC Inc. and Anthony Tripodo. (Exhibit 10-O to
                            Veritas DGC Inc.'s Form 10-K for the year ended July 31,
                            1997 is incorporated herein by reference.)
          10-F)          -- Employment Agreement executed by David B. Robson.
                            (Exhibit 10-L to Veritas Inc.'s Form 10-K for the year
                            ended July 31, 1997 is incorporated herein by reference.)
          10-G)          -- Employment Agreement executed by Stephen J. Ludlow.
                            (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the
                            quarter ended April 30, 1997 is incorporated herein by
                            reference.)
          10-H)          -- Employment Agreement executed by Anthony Tripodo.
                            (Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the
                            quarter ended April 30, 1997 is incorporated herein by
                            reference.)
          10-I)          -- Employment Agreement executed by Rene M.J. VandenBrand.
                            (Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the
                            year ended July 31, 1997 is incorporated herein by
                            reference.)
         *10-J           -- Employment Agreement executed by Timothy L. Wells.
          10-K)          -- Credit Agreement dated July 27, 1998 among Veritas DGC
                            Inc., as borrower, and Bank One, Texas, N.A., as issuing
                            bank, as a bank and as agent for the banks, and the banks
                            named therein. (Exhibit 10-K to Veritas DGC Inc.'s Form
                            10-K for the year ended July 31, 1998 is incorporated
                            herein by reference.)
          10-L)          -- First Amendment to Credit Agreement among Veritas DGC
                            Inc., as borrower, and Bank One, Texas, N.A., as issuing
                            bank, as a bank and as agent for the banks, and the banks
                            named therein dated October 23, 1998. (Exhibit 10-L to
                            Veritas DGC Inc.'s Form 10-Q for the quarter ended
                            October 31, 1998 is incorporated herein by reference.)
          10-M)          -- Second Amendment to Credit Agreement among Veritas DGC
                            Inc., as borrower, and Bank One, Texas, N.A., as issuing
                            bank, as a bank and as agent for the banks, and the banks
                            named therein dated November 20, 1998. (Exhibit 10-M to
                            Veritas DGC Inc.'s Form 10-Q for the quarter ended
                            October 31, 1998 is incorporated herein by reference.)
           *21)          -- Subsidiaries of the Registrant.
           *23)          -- Consent of PricewaterhouseCoopers LLP.
           *27)          -- Financial Data Schedule for the year ended July 31, 1999.
                            (Filed electronically herewith.)

---------------

* Filed herewith