Form 10-Q
period 1999-10-31
VERITAS DGC INC
filed 1999-12-15
CIK 28866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at November 30, 1999 was 25,561,058 (including 3,450,534 Veritas Energy Services Inc. exchangeable which are identical to the Common Stock in all material respects).

================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

================================================================================

                                                                                                  Page Number
                                                                                                  -----------
PART I.      Financial Information

             Item 1.   Financial Statements                                                              1

                Consolidated Statements of Income and Comprehensive Income -
                  For the Three Months Ended October 31, 1999 and 1998                                   1

                Consolidated Balance Sheets - October 31, 1999 and July 31, 1999                         2

                Consolidated Statements of Cash Flows -
                  For the Three Months Ended October 31, 1999 and 1998                                   3

                Notes to Consolidated Financial Statements                                               5

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                10


PART II.     Other Information

             Item 2.   Changes in Securities                                                            13

             Item 4.   Submission of Matters to a Vote of Security Holders                              13

             Item 6.   Exhibits and Reports on Form 8-K                                                 13

             Signatures                                                                                 16


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    UNAUDITED


                                                                                        THREE MONTHS ENDED
                                                                                            OCTOBER 31,
                                                                             ----------------------------------------
                                                                                    1999                  1998
                                                                             ------------------   -------------------
                                                                             (In thousands, except per share amounts)
REVENUES                                                                          $  68,677             $ 146,799

COSTS AND EXPENSES:
      Cost of services
        Operating expenses                                                           42,741               101,767
        Research and development                                                      1,962                 1,744
      Depreciation and amortization                                                  18,378                16,850
      Selling, general & administrative                                               3,443                 4,556
      Interest expense                                                                3,491                 2,052
         Other (income) expense                                                        (979)                  227
                                                                                  ---------             ---------
            Total costs and expenses                                                 69,036               127,196
                                                                                  ---------             ---------


Income (loss) before provision for income taxes and equity in
  loss of joint venture                                                                (359)               19,603
Provision (benefit) for income taxes                                                    (15)                5,882
Equity in loss of joint venture                                                         236                    99
                                                                                  ---------             ---------


Net income (loss) before extraordinary charge                                          (580)               13,622
Extraordinary loss on debt repurchase (net of tax, $95)                                 187
                                                                                  ---------             ---------
Net income (loss)                                                                 $    (767)            $  13,622

Other comprehensive income (loss) (net of tax - $0 in both periods)
      Foreign currency translation adjustments                                          572                  (355)
      Unrealized loss on investments - available for sale                            (1,347)
                                                                                  ---------             ---------
Comprehensive income (loss)                                                       $  (1,542)            $  13,267
                                                                                  =========             =========

PER SHARE:
BASIC
    Net income (loss) per common share before extraordinary item                  $    (.02)            $     .60
    Net (loss) per common share from extraordinary item                                (.01)
                                                                                  ---------             ---------
    Net income (loss) per common share                                            $    (.03)            $     .60
                                                                                  =========             =========
    Weighted average common shares                                                   23,633                22,697
                                                                                  =========             =========

DILUTED
    Net income (loss) per common share before extraordinary item                  $    (.02)            $     .60
    Net (loss) per common share from extraordinary item                                (.01)
                                                                                  ---------             ---------
    Net income (loss) per common share                                            $    (.03)            $      60
                                                                                  =========             =========
    Weighted average common shares                                                   24,183                22,873
                                                                                  =========             =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                              OCTOBER 31,     JULY 31,
                                                                                                  1999          1999
                                                                                              -----------     ---------
                                                                                                     (In thousands)
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                                  $  32,431      $  73,447
   Restricted cash investments                                                                      710            300
   Accounts and notes receivable (net of allowance for doubtful accounts:
      October $2,943; July $3,038)                                                              122,201        113,761
   Materials and supplies inventory                                                               4,969          4,417
   Prepayments and other                                                                         11,659          8,259
   Investments - available for sale                                                               2,926          3,671
                                                                                              ---------      ---------
     Total current assets                                                                       174,896        203,855

Property and equipment                                                                          381,242        357,397
   Less accumulated depreciation                                                                218,744        201,026
                                                                                              ---------      ---------
     Property and equipment - net                                                               162,498        156,371

Multi-client data library                                                                       174,235        138,753
Investment in and advances to joint venture                                                       2,404          2,640
Goodwill (net of accumulated amortization:  October $5,504; July $3,683)                          7,825          2,159
Deferred tax asset                                                                               24,938         23,120
Long term notes receivable (net of allowance: $1,000)                                             3,696          3,696
Other assets                                                                                      8,715         11,252
                                                                                              ---------      ---------
     Total                                                                                    $ 559,207      $ 541,846
                                                                                              =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                                       $     286      $     240
   Accounts payable - trade                                                                      24,184         26,243
   Accrued interest                                                                                 281          4,010
   Other accrued liabilities                                                                     52,967         48,640
   Income taxes payable                                                                             310          5,472
                                                                                              ---------      ---------
     Total current liabilities                                                                   78,028         84,605

Non-current liabilities:
   Long-term debt - less current maturities                                                     129,542        135,011
   Other non-current liabilities                                                                 10,815          6,672
                                                                                              ---------      ---------
     Total non-current liabilities                                                              140,357        141,683

Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 21,525,643 shares at October and 21,470,938 shares at July (excluding exchangeable
          shares of 3,942,922 at October and 1,505,595 at July)                                     215            214
Additional paid-in capital                                                                      235,087        208,749
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                         113,885        114,652
Accumulated comprehensive income
   Cumulative foreign currency translation adjustment                                            (3,450)        (4,352)
   Unrealized loss on investments - available for sale                                           (1,904)          (557)
Unearned compensation                                                                              (584)          (602)
Treasury stock, at cost; 143,068 shares at October and 150,068 shares at July                    (2,427)        (2,546)
                                                                                              ---------      ---------
Total stockholders' equity                                                                      340,822        315,558
                                                                                              ---------      ---------
     Total                                                                                    $ 559,207      $ 541,846
                                                                                              =========      =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                     THREE MONTHS ENDED
                                                                                        OCTOBER 31,
                                                                                 --------------------------
                                                                                    1999             1998
                                                                                 ---------         --------
                                                                                        (In thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                                           $   (767)         $ 13,622
     Non-cash items included in net income:
       Depreciation and amortization                                               18,378            16,850
       Net  loss on disposition of property and equipment                              (2)              298
       Equity in loss of joint venture                                                236                99
       Amortization of multi-client data library                                      239               336
       Deferred taxes                                                              (1,818)            3,709
       Amortization of unearned compensation                                          153                84
     Change in operating assets/liabilities:
       Accounts and notes receivable                                               (2,612)          (23,391)
       Materials and supplies inventory                                              (515)           (1,250)
       Prepayments and other                                                       (4,153)            3,470
       Multi-client data library                                                  (34,311)          (18,764)
       Other                                                                        4,669              (515)
       Accounts payable and other accrued liabilities                              (7,283)            4,691
       Income taxes payable                                                        (4,898)           (3,186)
       Other non-current liabilities                                                4,225               (14)
                                                                                 --------          --------
         Total cash used in operating activities                                  (28,459)           (3,961)


FINANCING ACTIVITIES:
     Payments of long-term debt                                                    (5,679)              (75)
     Borrowings from senior notes                                                                    60,000
     Senior notes issue costs                                                         (25)           (1,597)
     Net proceeds from sale of common stock                                           686               620
     Purchase of treasury stock                                                                      (2,287)
                                                                                 --------          --------
         Total cash (used in) provided by financing activities                     (5,018)           56,661


INVESTING ACTIVITIES:
     Increase in restricted cash investments                                         (410)               (2)
     Decrease in investment in and advances to joint venture                                            686
     Cash received for purchase of Enertec Resource Services Inc.                     448
     Purchase of  property and equipment                                           (9,238)          (16,345)
     Sale of property and equipment                                                 1,757
                                                                                 --------          --------
         Total cash used in investing activities                                   (7,443)          (15,661)

     Currency loss on foreign cash                                                    (96)             (355)
                                                                                 --------          --------
     Change in cash and cash equivalents                                          (41,016)           36,684
     Beginning cash and cash equivalents balance                                   73,447            40,089
                                                                                 --------          --------
     Ending cash and cash equivalents balance                                    $ 32,431          $ 76,773
                                                                                 ========          ========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                THREE MONTHS ENDED
                                                                                                    OCTOBER 31,
                                                                                               ---------------------
                                                                                                 1999         1998
                                                                                               --------    ---------
                                                                                                  (In thousands)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade                             $ 1,053    $   1,278
    Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
          Deferred tax asset valuation allowance                                                              (2,887)
          Additional paid-in capital                                                                           2,887
    Restricted stock issued for future services resulting in an increase in additional
          paid-in capital and unearned compensation                                                               42
    Treasury stock issued for future services resulting in an increase in
          Additional paid-in-capital                                                                 17
          Unearned compensation                                                                     135
    Stock and options issued for purchase of Enertec Resource Services Inc. (net of cash
          received)                                                                              25,189
    Settlement of interest payments from investments-available for sale                             602



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) for:
       Interest -
          Senior notes                                                                            6,827        3,656
          Equipment purchase obligations                                                              1           12
          Other                                                                                     392          110
       Income taxes                                                                              (6,969)       5,332


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

Veritas DGC Inc. ("Veritas DGC") provides seismic data acquisition, data processing, multi-client data sales and exploration and development information services to the petroleum industry in selected markets worldwide. The accompanying consolidated financial statements include the accounts of Veritas DGC and all majority-owned domestic and foreign subsidiaries. Investment in a joint venture is accounted for on the equity method. All material intercompany balances and transactions have been eliminated. All material adjustments consisting only of normal recurring adjustments that, in the opinion of management are necessary for a fair statement of the results for the interim periods, have been reflected. These interim financial statements should be read in conjunction with the annual consolidated financial statements of Veritas DGC.

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

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Veritas DGC will be required to implement this statement in its first quarter of fiscal year 2001. Veritas DGC believes that the implementation of this standard will not have a material effect on its consolidated financial position, results of operations or liquidity.

2.   PURCHASE OF ENERTEC RESOURCE SERVICES INC.

On September 30, 1999, Veritas DGC, Veritas Energy Services Inc. ("VESI") and Enertec Resource Services Inc. ("Enertec"), a Canadian company, consummated a business combination (the "Combination") whereby Enertec became a wholly owned subsidiary of VESI. As a result of the Combination, each share of Enertec stock was converted into the right to receive VESI Class A Exchangeable Series 1 stock (the "Exchangeable" shares) at an exchange ratio of 0.345 of a share of the Exchangeable stock for each share of Enertec. All of the holders of Enertec common shares became holders of Exchangeable shares and accordingly, 2,437,527 shares of Exchangeable stock were issued. Each Exchangeable share is convertible, at the option of the shareholder, into one share of Veritas DGC's common stock. Outstanding options to purchase shares of Enertec stock were converted into options to purchase approximately 236,000 shares of Veritas DGC's common stock at the exchange ratio of 0.345 of a Veritas DGC stock option for each Enertec option.

The total purchase price of Enertec is approximately $26.7 million, which is comprised of approximately $24.8 million of stock, $0.9 million of Veritas DGC options and $1.0 million of business combination costs. The acquisition is accounted for as a purchase with the preliminary allocation of purchase price, in accordance with APB 16, yielding approximately $5.9 million of current assets, $17.2 million of property and long-term assets, $2.2 million of liabilities and $5.8 million of goodwill. Goodwill will be amortized over no more than ten years. This allocation is subject to adjustment over the current fiscal year.

                        VERITAS DGC INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED


Pro forma revenue, net income before extraordinary item, net income and earnings per share of the Combination, presented as if the acquisition of Enertec had occurred on August 1, 1999 and 1998, is shown below. This pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Combination occurred at the beginning of the periods presented.


                                                                                   Three months ended
                                                                                       October 31,
                                                                                 1999              1998
                                                                                ------            -------
                                                                                     (In thousands)
       Revenue                                                                  74,046            155,542
       Net income (loss)  before extraordinary item                               (347)            13,169
       Net income                                                                 (534)            13,169
       Earnings per share:
         Basic
           Net income (loss) per common share before extraordinary item          (0.01)             (0.52)
           Net income (loss) per common share                                    (0.02)             (0.52)
         Diluted
           Net income (loss) per common share before extraordinary item          (0.01)             (0.52)
           Net income (loss) per common share                                    (0.02)             (0.52)


3.   INVESTMENT IN INDONESIAN JOINT VENTURE

Veritas DGC owns 80% of an Indonesian joint venture (P.T. Digicon Mega Pratama). The joint venture is accounted for under the equity method due to provisions in the joint venture agreement that gives minority shareholders the right to exercise control. Summarized financial information is as follows:


                                                        October 31,    July 31,
                                                           1999          1999
                                                        -----------     --------
                                                              (In thousands)
Current assets                                           $  1,190      $  1,380
Property and equipment, net                                   244           314
                                                         --------      --------
         Total assets                                    $  1,434      $  1,694
                                                         ========      ========

Current liabilities                                      $    112           438
Advances from affiliates                                   12,814        12,479

Stockholders' deficit:
    Common stock                                            2,576         2,576
    Accumulated deficit                                   (14,068)      (13,799)
                                                         --------       --------
         Total stockholders' deficit                      (11,492)      (11,223)
                                                         --------      --------
         Total liabilities and stockholders' deficit     $  1,434      $  1,694
                                                         ========      ========


                                                           Three Months Ended
                                                               October 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------      ---------
                                                              (In thousands)
Revenues                                                 $    108      $    398

Cost and expenses:
    Cost of services                                          274           325
    Depreciation and amortization                              87            86
    Other (income) expense                                    (17)           86
                                                         --------      --------
         Total costs and expenses                             344           497
                                                         --------      --------
Net (loss)                                               $   (236)     $    (99)
                                                         ========      ========

                        VERITAS DGC INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED


4.   LONG-TERM DEBT

Long-term debt is as follows:

                                                                      October 31,           July 31,
                                                                          1999                1999
                                                                      -----------         ----------
                                                                              (In thousands)

       Senior notes due October 2003, at 9 3/4%                       $ 129,460           $ 135,000
       Equipment purchase obligations maturing through
           September 2000, at a weighted average rate of 10%                195                 251
       Equipment purchase obligations maturing through
             July 2001, at 10%                                              173                  --
                                                                      ---------           ---------
                Total                                                 $ 129,828             135,251
       Less current maturities                                              286                 240
                                                                      ---------           ---------
                Due after one year                                    $ 129,542           $ 135,011
                                                                      =========           =========

The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The senior notes are unsecured and are effectively subordinated to secured debt of Veritas DGC with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants that limit Veritas DGC's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of Veritas DGC, as defined in the indenture, the holders of the senior notes have the right to require Veritas DGC to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Veritas DGC has the right to redeem the senior notes, in whole or part, on or after October 15, 2000. On September 24, 1999, Veritas DGC repurchased $5.5 million of 9 3/4% senior notes on the open market at a price of $5.7 million, resulting in an extraordinary loss of $187 thousand, net of tax.

Veritas DGC maintains a revolving credit agreement due July 2001 with commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at October 31, 1999 (when calculated in accordance with the new credit agreement effective November 1,
1999) and bear interest, at Veritas DGC's election, at LIBOR or prime rate plus a margin based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable. Covenants in the agreement limit, among other things, Veritas DGC's right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC to maintain certain financial ratios. No advances were outstanding at October 31, 1999 and July 31, 1999 under the credit agreement, although $5.8 million in letters of credit had been issued under the facility.

Veritas DGC's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

5.   OTHER ACCRUED LIABILITIES

Other accrued liabilities include the following:

                                                                      October 31,            July 31,
                                                                          1999                 1999
                                                                      ----------            ----------
                                                                              (In thousands)

       Accrued payroll and benefits                                     $  7,456            $   5,518

       Deferred revenues                                                $ 12,429            $  10,717

       Accrued taxes other than income                                  $ 13,310            $  12,086


                        VERITAS DGC INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    UNAUDITED





6.   OTHER (INCOME) AND EXPENSE

Other (income) and expense consists of the following:


                                                                       Three Months Ended
                                                                           October 31,
                                                                    ------------------------
                                                                      1999             1998
                                                                    ---------        -------
                                                                           (In thousands)

       Interest income                                              $  (1,045)       $  (277)
       Net (gain) loss on disposition of property and equipment            (2)           298
       Net foreign currency exchange losses                                68            172
       Other                                                                              34
                                                                    ---------        -------
                Total                                               $    (979)       $   227
                                                                    =========        =======



7.   EARNINGS PER COMMON SHARE

Earnings (losses) per common share - basic and diluted are computed as follows:


                                                                      Three Months Ended
                                                                         October 31,
                                                           ---------------------------------------
                                                                     1999               1998
                                                                   --------           --------
                                                           (In thousands, except per share amounts)

Net income (loss) before extraordinary item                        $   (580)          $ 13,622
Extraordinary loss on debt repurchase                                   187
                                                                   --------           --------
Net income (loss)                                                  $   (767)          $ 13,622
                                                                   ========           ========

Weighted average common shares                                       23,633             22,697
                                                                   ========           ========

Basic
  Net income (loss) per common share before extraordinary item     $   (.02)          $    .60
  Net income (loss) per common share from extraordinary item           (.01)
                                                                   --------           --------
  Net income (loss) per common share                               $   (.03)          $    .60
                                                                   ========           ========

 Weighted average common shares - assuming dilution:
         Weighted average common shares                              23,633             22,697
         Shares issuable from assumed conversion of:
             Options                                                    550                176
             Warrants
                                                                   --------           --------

                     Total                                           24,183             22,873
                                                                   ========           ========

Diluted
  Net income (loss) per common share before extraordinary item     $   (.02)          $    .60
  Net income (loss) per common share from extraordinary item           (.01)
                                                                   --------           --------
  Net income (loss) per common share                               $   (.03)          $    .60
                                                                   ========           ========


VESI exchangeable shares, which were issued in business combinations and may be exchanged for Veritas DGC's common stock and are identical to Veritas DGC's common stock in all material respects, is included in both computations.

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED


The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares.


                                            Three Months Ended
                                                October 31,
                                 ----------------------------------------
                                        1999                  1998
                                 ------------------    ------------------

Number of options                     811,327               139,931

Exercise price range             $19 3/8 - $55 1/8     $20 1/4 - $56 1/2

Expiring through                   November 2008          August 2008


8.  UNREALIZED LOSS ON INVESTMENTS-AVAILABLE FOR SALE

In April 1999, Veritas DGC exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long term note receivable paying 18% interest. Interest is paid in common stock warrants, with an exercise price of $0.01 per share, in advance, at six month intervals. The common stock underlying these warrants was registered with the SEC in August 1999. In addition, Veritas DGC exchanged a $3.8 million account receivable from Brigham Exploration Company ("Brigham"), a publicly traded company, for 1,122,415 shares of Brigham common stock. The cost basis of the investments available for sale is determined by the fair market value on the date received.

                                    October 31, 1999                         July 31, 1999
                           ----------------------------------     -----------------------------------
                                       Unrealized                              Unrealized
                           Cost Basis (Loss)/Gain  Fair Value      Cost Basis (Loss)/Gain  Fair Value
                           ---------- ----------- -----------     ----------- ----------- -----------
Brigham common stock         $ 3,809    $(1,845)     $ 1,964        $ 3,809    $(1,143)     $ 2,666
Miller Warrants                1,021        (59)         962            419        586        1,005
                             -------    -------      -------        -------    -------      -------
                             $ 4,830    $(1,904)     $ 2,926        $ 4,228    $  (557)     $ 3,671
                             =======    =======      =======        =======    =======      =======


9.  INCOME TAXES

Income taxes decreased from a provision of $5.9 million in the first quarter of fiscal 1999 to a benefit of $15 thousand in the current quarter as a result of Veritas DGC's current loss. The decrease in the effective tax rate is primarily attributable to the amounts recorded for differences between Veritas DGC's prior taxable income estimates and taxable income as currently expected to be reported on its tax return.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1998

Revenues. Revenues decreased 53%, from $146.8 million to $68.7 million, comparing the current quarter to the same quarter one year ago. Multi-client revenue decreased 36%, from $52.7 million to $33.5 million, while contract revenue decreased 63%, from $94.1 million to $35.2 million. The decrease is due to the continuing downturn in exploration spending which began in the second quarter of fiscal year 1999 . This has resulted in lower levels of activity and lower pre-funding levels on multi-client surveys.

Cost of services. Cost of services decreased 57%, from $103.5 million to $44.7 million. However, cost of services as a percent of revenues decreased from 71% to 65%. This is due to the relatively smaller decline in the more profitable multi-client business as compared to the contract business.

Depreciation and amortization. Depreciation and amortization expense increased by 8%, from $16.9 million to $18.4 million, due to capital spending and the Enertec acquisition. Gross property and equipment increased by $40.3 million, or 12%, between the comparative income statement period ending dates.

Selling, general and administrative. Selling, general and administrative expense decreased by 24%, from $4.6 million to $3.4 million. The termination of a process improvement project during the third fiscal quarter of 1999 and lower property tax accruals in the current quarter, among other items, generated the reduction.

Interest expense. Interest expense increased from $2.0 million to $3.5 million due to the addition of $60.0 million of 9 3/4% senior notes at the end of October 1998.

Other (income) expense. Other (income) expense increased from an expense of $0.2 million to income of $1.0 million. Interest income in the current period was $1.0 million, versus $0.2 million last year, due to an increase in cash between the comparative period ending dates. A loss on the disposal of fixed assets of $0.3 million in the prior year contributed most of the remaining difference.

Income taxes. Income taxes decreased from a provision of $5.9 million to a benefit of $15 thousand as a result of Veritas DGC's loss in the current quarter. The decrease in the effective tax rate is primarily attributable to the amounts recorded for differences between Veritas DGC's prior taxable income estimates and taxable income as currently expected to be reported on its tax return.

Equity in loss. Equity in loss is related to the Indonesian joint venture. Decrease in marine contract work accounts for the decreased profitability in the current quarter.

Extraordinary loss on debt repurchase. On September 24, 1999, Veritas DGC repurchased $5.5 million of its 9 3/4% senior notes on the open market at a price of $5.7 million. The excess of purchase price over face value and the write off of the pro rata debt issuance costs associated with the notes are reported as an extraordinary item, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

Veritas DGC's internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public and private financing, the unutilized portion of a revolving credit facility, equipment financing and trade credit.

As of October 31, 1999, Veritas DGC had approximately $129.5 million in senior notes outstanding due in October 2003. Veritas DGC also has a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at October 31, 1999 (when calculated in accordance with the new credit agreement effective November 1, 1999) and bear interest, at Veritas DGC's election, at LIBOR or prime rate plus a margin based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable. As of October 31, 1999, there are no outstanding advances under the credit facility, but $5.8 million of the credit facility has been utilized for letters of credit, therefore, $44.2 million is available for borrowings.

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

To ensure that Veritas DGC has available as many financing options as possible, it has filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999 Veritas DGC filed a prospectus supplement relating to the sale of up to 2.0 million shares of Veritas DGC common stock, from time to time through ordinary brokerage transactions, under the currently effective shelf registration.

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

Veritas DGC's State of Readiness. In the ordinary course of business, Veritas DGC has replaced a significant amount of its hardware and software with Year 2000 compliant systems. Veritas DGC has also identified all external relationships, mainly suppliers and customers, and mailed each entity an internally prepared questionnaire regarding Year 2000 issues. Responses returned indicate a state of readiness, and non-responses do not pertain to critical systems. Currently, Veritas DGC has completed the remedial actions required on all critical systems and has completed its contingency planning.

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


OTHER

Since Veritas DGC's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the three months ended October 31, 1999, Veritas DGC did not recognize any of these benefits, due to decreased profitability of Veritas DGC's U.K. operations.

Veritas DGC maintains operations in Europe, which are predominately conducted from its U.K. offices. Although the U.K. has not currently elected to convert to the new "euro" currency, Veritas DGC does have transactions with companies in countries that have adopted the new currency. Veritas DGC has made a preliminary assessment and does not anticipate any material effect to the consolidated financial statements as a result of the new currency.

See Note 1 of Notes to Consolidated Financial Statements regarding new accounting pronouncements not yet adopted.

                           PART II. OTHER INFORMATION



ITEM 2.       CHANGES IN SECURITIES

On September 21, 1999 the Veritas DGC Restated Certificate of Incorporation was amended to designate a new series of special voting stock and to delete a restriction which prohibits the Veritas DGC Board from designating a new series of ordinary shares without the unanimous approval of all the outstanding ordinary shares. (See Item 4 and Exhibit 3-D.)



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 21, 1999 the shareholders of Veritas DGC held a special meeting and approved a proposal to amend Veritas DGC's Restated Certificate of Incorporation to authorize a new series of special voting stock and to eliminate provisions that restrict the issuance of a new series of ordinary shares, both required to complete the acquisition of Enertec Resource Services Inc. The votes on the amendments were as follows: For - 12,404,041, Against - 4,031,980, Abstaining 21,017.



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

         3-D) Certificate of Amendment to Restated Certificate of Incorporation of Veritas DGC Inc. dated September 30, 1999. (Exhibit 3-D to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)


         4-A) Specimen certificate for Senior Notes (Series A). (Included as part of Section 2.2 Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

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

         4-D) Rights Agreement between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C. dated May 15, 1997. (Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated May 27, 1997 is incorporated herein by reference.)

         4-E) Form of Restricted Stock Grant Agreement. (Exhibit 4.8 to Veritas DGC Inc.'s Registration Statement No. 333-48953 dated March 31, 1998 is incorporated herein by reference.)

         4-F) Restricted Stock Plan as Amended and Restated September 14, 1999. (Exhibit 4.8 to Veritas DGC Inc.'s Registration Statement No. 333-87223 dated September 16, 1999 is incorporated herein by reference.)

         4-G) Key Contributor Incentive Plan as Amended and Restated dated March 9, 1999. (Exhibit 4.9 to Veritas DGC Inc.'s Registration Statement No. 333-74305 dated March 12, 1999 is incorporated herein by reference.)

         4-H) Specimen for Senior Notes (Series C). (Exhibit 4-K to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 1999 is incorporated herein by reference.)

         4-I) Indentures relating to the 9 3/4% Senior Notes due 2003, Series B and Series C of Veritas DGC Inc. between Veritas DGC Inc. and State Street Bank and Trust Company dated October 28, 1998. (Exhibit 4.3 to Veritas DGC Inc.'s Current Report on Form 8-K dated November 12, 1998 is incorporated herein by reference.)

         9-A) Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and the R-M Trust Company dated August 30, 1996. (Exhibit 9.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

         9-B) Voting and Exchange Trust Agreement dated September 30, 1999 among Veritas DGC Inc., Veritas Energy Services Inc. and the CIBC Mellon Trust Company. (Exhibit 9-B to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

        10-A) Support Agreement between Digicon Inc. and Veritas Energy Services Inc. dated August 30, 1996. (Exhibit 10.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated August 30, 1996 is incorporated herein by reference.)

        10-B) Second Amended and Restated 1992 Non-Employee Director Stock Option Plan as Amended and Restated dated December 9, 1998. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1998 is incorporated herein by reference.)

        10-C) Fifth Amended and Restated 1992 Employee Nonqualified Stock Option Plan. (Exhibit 10-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

        10-D) 1997 Employee Stock Purchase Plan. (Exhibit 4.1 to Veritas DGC Inc.'s Registration Statement No. 333-38377 dated October 21, 1997 is incorporated herein by reference.)

        10-E) Restricted Stock Agreement between Veritas DGC Inc. and Anthony Tripodo dated April 1, 1997. (Exhibit 10-O to Veritas DGC Inc.'s Form 10-Q for the year ended July 31, 1997 is incorporated herein by reference.)

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

        10-H)     Employment Agreement executed by Anthony Tripodo.
                  (Refer to Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

        10-I) Employment Agreement executed by Rene M.J. VandenBrand. (Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

        10-J) Employment Agreement executed by Timothy L. Wells. (Exhibit 10-J to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

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

       *10-N) Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and agent for the banks, and the banks therein named dated November 1, 1999.

        10-O) Sales agency agreement between Veritas DGC Inc. and PaineWebber Incorporated, dated October 26, 1999. (Exhibit 1.1 to Veritas DGC Inc.'s Form 8-K filed on October 26, 1999 is incorporated herein by reference.)

       *10-P) Form of Indemnity Agreement between Veritas DGC Inc. and its executive officers and directors.

         *27)     Financial Data Schedule

         *99) Audit Committee Charter of Veritas DGC Inc., approved by the Board of Directors on December 7, 1999.

* Filed herewith


B)       REPORTS ON FORM 8-K

Veritas DGC filed a Form 8-K on October 26, 1999 with respect to its sales agency agreement related to its registered offering of up to 2.0 million shares of common stock, from time to time through ordinary brokerage transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of December, 1999.

                        VERITAS DGC INC.

                        By:  /s/ David B. Robson
                             --------------------------------------------------
                             DAVID B. ROBSON
                             Chairman of the Board and Chief Executive Officer



                             /s/ Anthony Tripodo
                             --------------------------------------------------
                             ANTHONY TRIPODO
                             Executive Vice President, Chief Financial Officer
                                and Treasurer

                               INDEX TO EXHIBITS




EXHIBIT
  NO.      DESCRIPTION
-------    -----------

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

  3-D)     Certificate of Amendment to Restated Certificate of
           Incorporation of Veritas DGC Inc. dated September 30, 1999.
           (Exhibit 3-D to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)


  4-A) Specimen certificate for Senior Notes (Series A). (Included as part of Section 2.2 Exhibit 4-B to Veritas DGC Inc.'s
           Registration Statement No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

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

  4-D)     Rights Agreement between Veritas DGC Inc. and ChaseMellon
           Shareholder Services, L.L.C. dated May 15, 1997. (Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated May 27,
           1997 is incorporated herein by reference.)

  4-E)     Form of Restricted Stock Grant Agreement. (Exhibit 4.8 to
           Veritas DGC Inc.'s Registration Statement No. 333-48953 dated
           March 31, 1998 is incorporated herein by reference.)

  4-F)     Restricted Stock Plan as Amended and Restated September 14,
           1999. (Exhibit 4.8 to Veritas DGC Inc.'s Registration
           Statement No. 333-87223 dated September 16, 1999 is incorporated herein by reference.)

  4-G)     Key Contributor Incentive Plan as Amended and Restated dated
           March 9, 1999. (Exhibit 4.9 to Veritas DGC Inc.'s Registration
           Statement No. 333-74305 dated March 12, 1999 is incorporated herein by reference.)

  4-H)     Specimen for Senior Notes (Series C). (Exhibit 4-K to Veritas
           DGC Inc.'s Form 10-Q for the quarter ended January 31, 1999 is incorporated herein by reference.)

  4-I)     Indentures relating to the 9 3/4% Senior Notes due 2003,
           Series B and Series C of Veritas DGC Inc. between Veritas DGC
           Inc. and State Street Bank and Trust Company dated October 28,
           1998. (Exhibit 4.3 to Veritas DGC Inc.'s Current Report on
           Form 8-K dated November 12, 1998 is incorporated herein by reference.)

  9-A) Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and the R-M
           Trust Company dated August 30, 1996. (Exhibit 9.1 to Veritas
           DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

  9-B) Voting and Exchange Trust Agreement dated September 30, 1999 among Veritas DGC Inc., Veritas Energy Services Inc. and the
           CIBC Mellon Trust Company. (Exhibit 9-B to Veritas DGC Inc.'s
           Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

 10-A)     Support Agreement between Digicon Inc. and Veritas Energy
           Services Inc. dated August 30, 1996. (Exhibit 10.1 to Veritas
           DGC Inc.'s Current Report on Form 8-K dated August 30, 1996 is incorporated herein by reference.)

 10-B)     Second Amended and Restated 1992 Non-Employee Director Stock
           Option Plan as Amended and Restated dated December 9, 1998.
           (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1998 is incorporated herein by reference.)

 10-C)     Fifth Amended and Restated 1992 Employee Nonqualified Stock
           Option Plan. (Exhibit 10-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

 10-D)     1997 Employee Stock Purchase Plan. (Exhibit 4.1 to Veritas DGC
           Inc.'s Registration Statement No. 333-38377 dated October 21,
           1997 is incorporated herein by reference.)

 10-E)     Restricted Stock Agreement between Veritas DGC Inc. and
           Anthony Tripodo dated April 1, 1997. (Exhibit 10-O to Veritas
           DGC Inc.'s Form 10-Q for the year ended July 31, 1997 is incorporated herein by reference.)

 10-F)     Employment Agreement executed by David B. Robson.
           (Exhibit 10-L to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

 10-G)     Employment Agreement executed by Stephen J. Ludlow.
           (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

 10-H)     Employment Agreement executed by Anthony Tripodo.
           (Refer to Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 1997 is incorporated herein by reference.)

 10-I)     Employment Agreement executed by Rene M.J. VandenBrand.
           (Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1997 is incorporated herein by reference.)

 10-J)     Employment Agreement executed by Timothy L. Wells.
           (Exhibit 10-J to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

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

*10-N)     Credit Agreement among Veritas DGC Inc., as borrower, and Bank
           One, Texas, N.A., as issuing bank, as a bank and agent for the banks, and the banks therein named dated November 1, 1999.

 10-O)     Sales agency agreement between Veritas DGC Inc. and
           PaineWebber Incorporated, dated October 26, 1999. (Exhibit 1.1 to Veritas DGC Inc.'s Form 8-K filed on October 26, 1999 is incorporated herein by reference.)

*10-P) Form of Indemnity Agreement between Veritas DGC Inc. and its executive officers and directors.

  *27)     Financial Data Schedule

  *99)     Audit Committee Charter of Veritas DGC Inc., approved by the
           Board of Directors on December 7, 1999.


*Filed herewith