Form 10-Q
period 2000-01-31
VERITAS DGC INC
filed 2000-03-15
CIK 28866

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


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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


       (713) 512-8300(Registrant's telephone number, including area code)

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

The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at February 29, 2000 was 25,831,666 (including 2,315,001 Veritas Energy Services Inc. exchangeable which are identical to the Common Stock in all material respects).

================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

================================================================================


                                                                                                  Page Number
                                                                                                  -----------

PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income and Comprehensive Income -
                  For the Three and Six Months Ended January 31, 2000 and 1999                           1

                Consolidated Balance Sheets - January 31, 2000 and July 31, 1999                         2

                Consolidated Statements of Cash Flows -
                  For the Six Months Ended January 31, 2000 and 1999                                     3

                Notes to Consolidated Financial Statements                                               5

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                                 11


PART II.     Other Information

             Item 2.   Changes in Securities                                                            14
             Item 4.   Submission of Matters to a Vote of Security Holders                              14
             Item 6.   Exhibits and Reports on Form 8-K                                                 15

             Signatures                                                                                 18

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    UNAUDITED

                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JANUARY 31,               JANUARY 31,
                                                                          ----------------------    ----------------------
                                                                            2000         1999         2000          1999
                                                                          ---------    ---------    ---------    ---------
                                                                                            (In thousands)

    REVENUES                                                              $  91,023    $ 101,652    $ 159,700    $ 248,451

    COSTS AND EXPENSES:
        Cost of services
            Operating expenses                                               60,584       68,294      103,325      170,061
            Research and development                                          2,078        1,721        4,040        3,465
        Depreciation and amortization                                        18,460       17,734       36,838       34,584
        Selling, general & administrative                                     4,267        4,501        7,710        9,057
        Interest expense                                                      3,499        3,551        6,990        5,603
        Other income                                                           (196)      (2,630)      (1,175)      (2,403)
                                                                          ---------    ---------    ---------    ---------
               Total costs and expenses                                      88,692       93,171      157,728      220,367

    Income before provision for income taxes and equity in
        loss of joint venture                                                 2,331        8,481        1,972       28,084
    Provision for income taxes                                                1,078        3,057        1,063        8,939
    Equity in  (earnings) loss of  joint venture                                 83          (12)         319           87
                                                                          ---------    ---------    ---------    ---------
    Net income before extraordinary charge                                    1,170        5,436          590       19,058
    Extraordinary loss on debt repurchase (net of tax, $95)                                               187
                                                                          ---------    ---------    ---------    ---------
    Net income                                                            $   1,170    $   5,436    $     403    $  19,058

    Other comprehensive income (loss) (net of tax - $0 in both periods)
         Foreign currency translation adjustments                             1,665       (2,898)       2,237       (3,253)
         Unrealized gain (loss) on investments-available for sale                68                    (1,279)
                                                                          ---------    ---------    ---------    ---------
    Comprehensive income                                                  $   2,903    $   2,538    $   1,361    $  15,805
                                                                          =========    =========    =========    =========

    PER SHARE:
    BASIC
         Net income per common share before extraordinary item            $     .05    $     .24    $     .02    $     .84
         Net loss per common share from extraordinary item                                               (.01)
                                                                          ---------    ---------    ---------    ---------
         Net income per common share                                      $     .05    $     .24    $     .02    $     .84
                                                                          =========    =========    =========    =========
         Weighted average common shares                                      24,474       22,712       24,554       22,704
                                                                          =========    =========    =========    =========

    DILUTED
         Net income per common share before extraordinary item            $     .05    $     .24    $     .02    $     .83
         Net loss per common share from extraordinary item                                               (.01)
                                                                          ---------    ---------    ---------    ---------
         Net income per common share                                      $     .05    $     .24    $     .02    $     .83
                                                                          =========    =========    =========    =========
         Weighted average common shares                                      25,893       22,830       25,049       22,852
                                                                          =========    =========    =========    =========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    JANUARY 31,      JULY 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                     unaudited
                                                                                         (In thousands)
                                         ASSETS
Current assets:
 Cash and cash equivalents                                                         $     31,259    $     73,447
 Restricted cash investments                                                                198             300
 Accounts and notes receivable (net of allowance for doubtful accounts:
    January $3,339; July $3,038)                                                        124,262         113,761
 Materials and supplies inventory                                                         4,040           4,417
 Prepayments and other                                                                    9,825           8,259
 Investments-available for sale                                                           3,284           3,671
                                                                                   ------------    ------------
     Total current assets                                                               172,868         203,855

Property and equipment                                                                  388,767         357,397
 Less accumulated depreciation                                                          239,795         201,026
 Plus assets held for sale (see Note 2)                                                  14,000
                                                                                   ------------    ------------
     Property and equipment - net                                                       162,972         156,371

Multi-client data library                                                               193,532         138,753
Investment in and advances to joint venture                                               2,321           2,640
Goodwill (net of accumulated amortization: January $5,731; July $3,683)                  12,225           2,159
Deferred tax asset                                                                       29,521          23,120
Long term notes receivable (net of allowance: $1,000)                                     4,066           3,696
Other assets                                                                              8,804          11,252
                                                                                   ------------    ------------
     Total                                                                         $    586,309    $    541,846
                                                                                   ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                                              $        226    $        240
 Accounts payable - trade                                                                28,992          26,243
 Accrued interest                                                                         3,857           4,010
 Other accrued liabilities                                                               58,174          48,640
 Income taxes payable                                                                     1,439           5,472
                                                                                   ------------    ------------
     Total current liabilities                                                           92,688          84,605

Non-current liabilities:
 Long-term debt - less current maturities                                               135,082         135,011
 Other non-current liabilities                                                           10,717           6,672
                                                                                   ------------    ------------
     Total non-current liabilities                                                      145,799         141,683

Stockholders' equity:
 Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
 Common stock, $.01 par value; authorized: 40,000,000 shares; issued:
      23,275,126 shares at January and 21,470,938 shares at July
      (excluding exchangeable shares of 2,468,064 at January
      and 1,505,595 at July)                                                                233             214
 Additional paid-in capital                                                             239,350         208,749
 Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                115,055         114,652
 Accumulated comprehensive income
     Cumulative foreign currency translation adjustment                                  (2,115)         (4,352)
         Unrealized loss on investments-available for sale                               (1,836)           (557)
 Unearned compensation                                                                     (892)           (602)
 Treasury stock, at cost; 116,388 shares at January and 150,068 shares at July           (1,973)         (2,546)
                                                                                   ------------    ------------
Total stockholders' equity                                                              347,822         315,558
                                                                                   ------------    ------------
     Total                                                                         $    586,309    $    541,846
                                                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                               SIX MONTHS ENDED
                                                                                 JANUARY, 31
                                                                            ------------------------
                                                                               2000         1999
                                                                            ----------    ----------
                                                                                  (In thousands)

OPERATING ACTIVITIES:
     Net income                                                             $      403    $   19,058
     Non-cash items included in net income:
       Depreciation and amortization                                            36,838        34,584
       Net loss on disposition of property and equipment                           108           319
       Equity in loss of joint venture                                             319            87
       Amortization of multi-client data library                                   471           670
       Deferred taxes                                                           (3,983)        2,357
       Amortization of unearned compensation                                       319           168
     Change in operating assets/liabilities:
       Accounts and notes receivable                                            (6,545)      (12,010)
       Materials and supplies inventory                                            444           139
       Prepayments and other                                                    (2,186)        7,929
       Multi-client data library                                               (53,999)      (42,469)
       Other                                                                     2,007           112
       Accounts payable and other accrued liabilities                            4,632        12,037
       Income taxes payable                                                     (5,750)      (10,551)
       Other non-current liabilities                                             3,889           (51)
                                                                            ----------    ----------
         Total cash provided (used ) by operating activities                   (23,033)       12,379


FINANCING ACTIVITIES:
     Net borrowings from long-term debt                                             39          (146)
     Senior notes issue costs                                                      (34)       (1,737)
     Net proceeds from sale of common stock                                      3,859           947
     Purchase of treasury stock                                                               (2,869)
                                                                            ----------    ----------
         Total cash provided by financing activities                             3,864        56,195


INVESTING ACTIVITIES:
     Increase (decrease) in restricted cash investments                            102           (94)
     Decrease in investment in and advances to joint venture                                   1,183
     Purchase of Time Seismic Exchange Ltd., net of cash received                               (704)
     Purchase of Guardian Data Seismic, net of cash received                    (1,409)
     Purchase of Enertec Resource Services Inc., net of cash received           (1,538)
     Purchase of  property and equipment                                       (22,994)      (30,870)
     Sale of property and equipment                                              2,880           131
                                                                            ----------    ----------
         Total cash used by investing activities                               (22,959)      (30,354)

     Currency loss on foreign cash                                                 (60)       (3,253)
                                                                            ----------    ----------
     Change in cash and cash equivalents                                       (42,188)       34,967
     Beginning cash and cash equivalents balance                                73,447        40,089
                                                                            ----------    ----------
     Ending cash and cash equivalents balance                               $   31,259    $   75,056
                                                                            ==========    ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                             SIX MONTH ENDED
                                                                                               JANUARY 31,
                                                                                           --------------------
                                                                                            2000          1999
                                                                                           --------    --------
                                                                                              (In thousands)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade                        $  3,108    $    373
    Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
          Deferred tax asset valuation allowance                                             (1,088)     (2,887)
          Additional paid-in capital                                                          1,088       2,887
    Treasury stock issued for purchase of Time Seismic Exchange Ltd.                                        664
    Treasury stock issued in lieu of cash for bonuses payable                                               383
    Restricted stock issued for future services resulting in an increase in additional
       paid-in capital and unearned compensation                                                             42
    Treasury stock issued for future services resulting in an increase in
       Additional paid-in-capital                                                                37
       Unearned compensation                                                                    610
    Stock and options issued for purchase of Enertec Resource Services Inc. (net of cash
       received)                                                                             25,189
    Settlement of accounts receivable and interest payments from investments-available
       for sale                                                                                 892


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
       Interest -
          Senior notes                                                                        6,581       3,656
          Equipment purchase obligations                                                          3          22
          Other                                                                                 559         325
       Income taxes                                                                           9,389      16,501

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

The total purchase price of Enertec is approximately $28.0 million, which is comprised of approximately $24.8 million of stock, $0.9 million of Veritas DGC options and $2.3 million of business combination costs. The acquisition is accounted for as a purchase with the preliminary allocation of purchase price, in accordance with APB 16, yielding approximately $5.2 million of current assets, $19.9 million of property and long-term assets, $6.5 million of liabilities and $9.4 million of goodwill. Goodwill will be amortized over no more than ten years. This allocation is subject to adjustment over the current fiscal year.

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED



Certain seismic acquisition assets obtained through the Enertec transaction are being held for sale. These assets have been assigned an estimated fair market value of $14.0 million based on the current sales prices of equivalent equipment in the marketplace and offers received for specific groups of equipment. This amount has been reclassified from property and equipment to assets held for sale on the balance sheet. Veritas DGC anticipates that most of the equipment will be disposed of within one year of its acquisition. The operating losses associated with these assets have been excluded from income and have been accounted for as an adjustment to the carrying value of the assets. The after tax losses excluded for the quarter and six months ended January 31, 2000 are $0.6 million and $0.7 million respectively.

Pro forma revenue, net income before extraordinary item, net income and earnings per share of the combined Veritas DGC / Enertec entity, presented as if the Combination had occurred on August 1, 1999 and 1998, is shown below. This pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Combination occurred at the beginning of the periods presented.

                                                   Three months ended         Six months ended
                                                     January 31,                 January 31,
                                             -------------------------   -------------------------
                                                 2000          1999          2000         1999
                                             -----------   -----------   -----------   -----------
                                                 (In thousands, except per share amounts)

Revenue                                      $    91,023   $   110,551   $   165,069   $   266,093
Net income before extraordinary item         $     1,170   $     5,068   $       823   $    18,237
Net income                                   $     1,170   $     5,068   $       636   $    18,237
Earnings per share:
  Basic
    Net income per common share before
       extraordinary item                           0.05          0.20          0.03          0.73
    Net income per common share                     0.05          0.20          0.03          0.72
   Diluted
    Net income per common share before
     extraordinary item                             0.05          0.20          0.03          0.73
    Net income per common share                     0.05          0.20          0.02          0.72


3.   INVESTMENT IN INDONESIAN JOINT VENTURE

Veritas DGC owns 80% of an Indonesian joint venture (P.T. Digicon Mega Pratama). The joint venture is accounted for under the equity method due to provisions in the joint venture agreement that gives minority shareholders the right to exercise control. Summarized financial information is as follows:

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED


                                                            January 31,     July 31,
                                                               2000           1999
                                                            ----------    ----------
                                                                  (In thousands)

Current assets                                              $    1,724    $    1,380
Property and equipment, net                                        161           314
Multi-client data library                                        1,085
                                                            ----------    ----------
         Total assets                                       $    2,970    $    1,694
                                                            ==========    ==========

Current liabilities                                         $      489    $      438
Advances from affiliates                                        14,056        12,479

Stockholders' deficit:
    Common stock                                                 2,576         2,576
    Accumulated deficit                                        (14,151)      (13,799)
                                                            ----------    ----------
         Total stockholders' deficit                           (11,575)      (11,223)
                                                            ----------    ----------
         Total liabilities and stockholders' deficit        $    2,970    $    1,694
                                                            ==========    ==========


                                       Three Months Ended        Six Months Ended
                                          January 31,               January 31,
                                  ------------------------   ------------------------
                                     2000          1999         2000          1999
                                  ----------    ----------   ----------    ----------
                                                    (In thousands)

Revenues                          $      841    $      386   $      949    $      784
Cost and expenses:
  Cost of services                       786           289        1,060           614
  Depreciation and amortization           83            84          170           170
  Other (income) expense                  55             1           38            87
                                  ----------    ----------   ----------    ----------
Total  costs and expenses                924           374        1,268           871
                                  ----------    ----------   ----------    ----------

Net income (loss)                 $      (83)   $       12   $     (319)   $      (87)
                                  ==========    ==========   ==========    ==========


4.   LONG-TERM DEBT

Long-term debt is as follows:

                                                           January 31,     July 31,
                                                              2000           1999
                                                          ------------   ------------
                                                                (In thousands)

Senior notes due October 2003, at 9 3/4%                  $    135,000   $    135,000
Equipment purchase obligations maturing through
   September 2000, at a weighted average rate of 10%               135            251
Equipment purchase obligations maturing through
   July 2001, at 9%                                                173
                                                          ------------   ------------
       Total                                              $    135,308   $    135,251
Less current maturities                                            226            240
                                                          ------------   ------------
       Due after one year                                 $    135,082   $    135,011
                                                          ============   ============

The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The senior notes are unsecured and are effectively subordinated to secured debt of Veritas DGC with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants that limit Veritas DGC's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of Veritas DGC, as defined in the indenture, the holders of the senior notes have the right to require Veritas DGC to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Veritas DGC has the right to redeem the senior notes, in whole or part, on or after October 15, 2000. On September 24, 1999, Veritas DGC repurchased $5.6 million of 9 3/4% senior notes on the open market at a price of $5.7 million, resulting in an

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED




extraordinary loss of $0.2 million, net of tax. On December 3, 1999, Veritas DGC reissued $1.0 million of 9 3/4% senior notes at a price of $1.0 million. On December 10, 1999, Veritas DGC reissued $4.6 million of 9 3/4% senior notes at a price of $4.7 million.

Veritas DGC maintains a revolving credit agreement due July 2001 with commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at January 31, 2000 and bears interest, at Veritas DGC's election, at LIBOR plus a margin or prime rate based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable. Covenants in the agreement limit, among other things, Veritas DGC's right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC to maintain certain financial ratios. No advances were outstanding at January 31, 2000 and July 31, 1999 under the credit agreement, although $5.8 million in letters of credit had been issued under the facility.

Veritas DGC's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

5.   OTHER ACCRUED LIABILITIES

Other accrued liabilities include the following:

                                           January 31,    July 31,
                                              1999         1999
                                           ----------   ----------
                                               (In thousands)

Accrued payroll and benefits               $    7,816   $    5,518

Deferred revenues                          $   23,512   $   10,717

Accrued taxes other than income            $    4,158   $   12,086

6.   OTHER INCOME

Other income consists of the following:

                                                          Three Months Ended            Six Months Ended
                                                              January 31,                  January 31,
                                                       ------------------------    ------------------------
                                                          2000           1999          2000          1999
                                                       ----------    ----------    ----------    ----------
                                                                           (In thousands)

Interest income                                        $     (498)   $   (1,177)   $   (1,543)   $   (1,454)
Net loss on disposition of property and equipment             110            21           108           319
Net foreign currency exchange losses (gains)                  170        (1,301)          238        (1,129)
Other                                                          22          (173)           22          (139)
                                                       ----------    ----------    ----------    ----------

         Total                                         $     (196)   $   (2,630)   $   (1,175)   $   (2,403)
                                                       ==========    ==========    ==========    ==========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED



7.   EARNINGS PER COMMON SHARE

Earnings (losses) per common share - basic and diluted are computed as follows:

                                                                      Three Months Ended             Six Months Ended
                                                                       Ended January 31,                January 31,
                                                                 ----------------------------   ---------------------------
                                                                     2000            1999           2000           1999
                                                                 ------------    ------------   ------------   ------------
                                                                           (In thousands, except per per share amounts)

Net income before extraordinary item                             $      1,170    $      5,436   $        590   $     19,058
Extraordinary loss on debt repurchase                                                                    187
                                                                 ------------    ------------   ------------   ------------
Net income                                                       $      1,170    $      5,436   $        403   $     19,058
                                                                 ============    ============   ============   ============

Weighted average common shares                                         24,474          22,712         24,554         22,704

Basic
  Net income per common share before extraordinary item          $        .05    $        .24   $        .02   $        .84
  Net loss per common share from extraordinary item                                                     (.01)
                                                                 ------------    ------------   ------------   ------------
  Net income per common share                                    $        .05    $        .24   $        .02   $        .84
                                                                 ============    ============   ============   ============

 Weighted average common shares - assuming dilution:
         Weighted average common shares                                25,474          22,712         24,554         22,704
         Shares issuable from assumed conversion of:
             Options                                                      419             118            495            148
             Warrants
                                                                 ------------    ------------   ------------   ------------
                     Total                                             25,893          22,830         25,049         22,852
                                                                 ============    ============   ============   ============

Diluted
  Net income per common share before extraordinary item          $        .05    $        .24   $        .02   $        .83
  Net loss per common share from extraordinary item                                                     (.01)
                                                                 ------------    ------------   ------------   ------------
  Net income per common share                                    $        .05    $        .24   $        .02   $        .83
                                                                 ============    ============   ============   ============

VESI exchangeable shares, which were issued in business combinations and may be exchanged for Veritas DGC's common stock and are identical to Veritas DGC's common stock in all material respects, are included in both computations.

The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares.



                                                    Three Months Ended                               Six Months Ended
                                                        January 31,                                   January 31,
                                          ----------------------------------------      ----------------------------------------
                                                 2000                  1999                   2000                   1999
                                          -----------------      -----------------      -----------------      -----------------

Number of options                                   823,470                810,501                828,667                801,635

Exercise price range                      $15 5/8 - $55 1/8      $17 7/8 - $56 1/2      $16 7/8 - $55 1/8      $15 5/8 - $56 1/2

Expiring through                              November 2008          November 2008          November 2008          November 2008

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED



8.  UNREALIZED LOSS ON INVESTMENTS-AVAILABLE FOR SALE

In April 1999, Veritas DGC exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long term note receivable paying 18% interest. Interest is paid in common stock warrants, with an exercise price of $0.01 per share, in advance, at six month intervals. The common stock underlying these warrants was registered with the SEC in August 1999. In addition, Veritas DGC exchanged a $4.1 million account receivable from Brigham Exploration Company ("Brigham"), a publicly traded company, for 1,211,580 shares of Brigham common stock. The cost basis of the investments available for sale is determined by the fair market value on the date received.

                                        January 31, 2000                        July 31, 1999
                            --------------------------------------   --------------------------------------
                                          Unrealized                              Unrealized
                            Cost Basis       (Loss)    Fair Value     Cost Basis  (Loss)/Gain    Fair Value
                            --------------------------------------   --------------------------------------
                                                            (In thousands)

Brigham common stock        $    4,099    $   (1,676)   $    2,423   $    3,809    $   (1,143)   $    2,666
Miller Warrants                  1,021          (160)          861          419           586         1,005
                            ----------    ----------    ----------   ----------    ----------    ----------
                            $    5,120    $   (1,836)   $    3,284   $    4,228    $     (557)   $    3,671
                            ==========    ==========    ==========   ==========    ==========    ==========

9.  INCOME TAXES

The effective tax rate results from unbenefitted losses in certain countries and the inability to use foreign tax credits in the current year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1999

Revenues. Revenues decreased 11%, from $101.7 million to $91.0 million. Multi-client revenue increased 14%, from $42.8 million to $48.7 million. This is a reflection of Veritas DGC's expansion of its multi-client business into new markets, particularly Brazil, Nigeria and Canada. Contract revenue decreased 28%, from $58.9 million to $42.3 million. This is due to the continuing downturn in exploration spending which began in the second quarter of fiscal year 1999.

Cost of services. Cost of services decreased 10%, from $70.0 million to $62.7 million, commensurate with the decrease in revenue.

Depreciation and amortization. Depreciation and amortization expense increased by 5%, from $17.7 million to $18.5 million, due to capital spending and the Enertec acquisition. Gross property and equipment, excluding assets held for sale, increased by $34.1 million, or 10% between the comparative income statement period ending dates.

Selling, general and administrative. Selling, general and administrative expense remained relatively the same as a percentage of revenue.

Interest expense. Interest expense remained essentially flat, with long term debt being the same in both quarters.

Other income. Other income decreased from $2.6 million to $0.2 million. Interest income in the current period was $.5 million, versus $1.2 million last year, due to a decrease in cash between the comparative period ending dates. A currency gain of $1.3 in the prior comparative quarter contributed most of the remaining difference.

Income taxes. Income taxes decreased from a provision of $3.1 million to $1.1 million as a result of Veritas DGC's lower earnings in the current quarter. The increase in the effective tax rate from 36% to 46% is due to unbenefitted losses in certain countries and the inability to use foreign tax credits in the current year.

Equity in (earnings) loss. Equity in (earnings) loss is related to the Indonesian joint venture. Decrease in marine contract work accounts for the decreased profitability in the current quarter.

SIX MONTHS ENDED JANUARY 31, 2000 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
1999

Revenues. Revenues decreased 36%, from $248.5 million to $159.7 million. Multi-client revenue decreased 14%, from $95.5 million to $82.2 million, while contract revenue decreased 49%, from $153.0 million to $77.5 million. The decrease is due to the continuing downturn in exploration spending which began in the second quarter of fiscal year 1999 .

Cost of services. Cost of services decreased 38%, from $173.5 million to $107.4 million. However, cost of services as a percent of revenues decreased from 70% to 67%. This is due to the relatively smaller decline in the more profitable multi-client business as compared to the contract business.

Depreciation and amortization. Depreciation and amortization expense increased by 6%, from $34.6 million to $36.8 million, due to capital spending and the Enertec acquisition. Gross property and equipment, excluding assets held for sale, increased by $34.1 million, or 10%, between the comparative income statement period ending dates.

Selling, general and administrative. Selling, general and administrative expense decreased by 15%, from $9.1 million to $7.7 million. The termination of a process improvement project in fiscal year 1999 and lower property tax accruals in the first quarter of fiscal year 2000, among other items, generated the reduction.

Interest expense. Interest expense increased from $5.6 million to $7.0 million due to the addition of $60.0 million of 9 3/4% senior notes at the end of October 1998.

Other income. Other income decreased from $2.4 million to $1.2 million due to net foreign currency exchange gains in Canada in the previous fiscal year.

Income taxes. Income taxes decreased from a provision of $8.9 million to $1.1 million as a result of Veritas DGC's lower earnings in the current quarter. The increase in the effective tax rate from 32% to 54% is due to unbenefitted losses in certain countries and the inability to use foreign tax credits in the current year.

Equity in loss. Equity in loss is related to the Indonesian joint venture. Decrease in marine contract work accounts for the decreased profitability in the current fiscal year.

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

As of January 31, 2000, Veritas DGC had approximately $135.1 million in senior notes outstanding due in October 2003. Veritas DGC also has a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at January 31, 2000 (when calculated in accordance with the new credit agreement effective November 1, 1999) and bear interest, at Veritas DGC's election, at LIBOR plus a margin or prime rate based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable. As of January 31, 2000, there are no outstanding advances under the credit facility, but $5.8 million of the credit facility has been utilized for letters of credit, therefore, $44.2 million is available for borrowings.

Veritas DGC requires significant amounts of working capital to support its operations and fund capital spending and research and development programs. Veritas DGC's current capital expenditure forecast for fiscal 2000 is approximately $70.0 million, which includes expenditures of approximately $25.0 million to maintain or replace current operating equipment. Research and development expenditures for fiscal 2000 are budgeted at $8.3 million. Veritas DGC has also increased its multi-client activity and significantly expanded its multi-client data library. Because of the elapsed time between survey execution, sale and ultimate cash receipt, multi-client work generally requires greater amounts of working capital than contract work. Depending upon the timing of the sales of the multi-client surveys and the contract terms relating to the collection of the proceeds from such sales, Veritas DGC's liquidity may be affected. Veritas DGC seeks pre-funding commitments from customers for a portion of the cost of these surveys. However, because of market conditions, purchase commitment levels are currently much lower than in past years. Veritas DGC believes that these multi-client surveys have good long-term sales, earnings and cash flow potential, but there is no assurance that Veritas DGC will recover the costs of these surveys. In addition to the capital expenditure budget, the planned net investment in the multi-client data library (the change in the balance sheet account) for fiscal 2000 is $81.0 million.

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

To ensure that Veritas DGC has available as many financing options as possible, it has filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999 Veritas DGC filed a prospectus supplement relating to the sale of up to 2.0 million shares of Veritas DGC common stock, from time to time through ordinary brokerage transactions, under the currently effective shelf registration. As of January 31, 2000, Veritas DGC has issued 0.2 million shares under this prospectus supplement.

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

Compliance Program. Veritas DGC prepared a formal plan to address Year 2000 issues as they relate to Veritas DGC's business and its operations. In accordance with that plan, Veritas DGC evaluated all internal hardware and software used in its operations, including those used to support Veritas DGC's activities, such as geophysical data acquisition and processing equipment and accounting and payroll systems.

Costs to Address Year 2000 Compliance Issues. Cost of compliance was approximately $125,000, and Veritas DGC is not aware of any material contingencies or costs that will be incurred in the future.

Risk of Non-Compliance. Veritas DGC's Year 2000 compliance program substantially reduced the risks associated with the Year 2000 issue and no significant problems related to the issue have been encountered since January 1, 2000.

OTHER

Since Veritas DGC's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the six months ended January 31, 2000, Veritas DGC recognized $1.1 million of these benefits, due to increased profitability of Veritas DGC's U.K. operations.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On September 21, 1999 the Veritas DGC Restated Certificate of Incorporation was amended to designate a new series of special voting stock and to delete a restriction which prohibits the Veritas DGC Board from designating a new series of ordinary share without the unanimous approval of all the outstanding ordinary shares. (See Item 4.)

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

On December 7, 1999 at the Annual Meeting of Stockholders of Veritas DGC, stockholders voted to elect eight directors nominated as follows:

                                                                           For                             Withheld

Clayton P. Cormier                                                      18,839,288                          63,510
Lawrence C. Fichtner                                                    18,856,872                          45,926
James R. Gibbs                                                          18,854,406                          48,392
Steven J. Gilbert                                                       18,498,871                         403,927
Stephen J. Ludlow                                                       18,856,131                          46,667
Brian F. MacNeill                                                       18,856,472                          46,326
David B. Robson                                                         18,854,372                          48,426
Jan Rask                                                                18,850,610                          52,188

INVESTMENTS IN OIL, GAS OR OTHER MINERAL EXPLORATION OR DEVELOPMENT PROGRAMS.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    EXHIBITS FILED WITH THIS REPORT:

    Exhibit
  ------------

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

    *3-E)   By-laws of Veritas DGC Inc. dated March 7, 2000.

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

     10-K) Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated July 27, 1998. ( Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1998 is incorporated herein by reference.)

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

     10-N) Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and agent for the banks, and the banks therein named dated November 1, 1999. (Exhibit 10-N to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1999.)

     10-O) Sales agency agreement between Veritas DGC Inc. and PaineWebber Incorporated, dated October 26, 1999. (Exhibit 1.1 to Veritas DGC Inc.'s Form 8-K filed on October 26, 1999 is incorporated herein by reference.)

     10-P) Form of Indemnity Agreement between Veritas DGC Inc. and its executive officers and directors. (Exhibit 10-P to Veritas DGC Inc.'s Form 10Q for the quarter ended October 31, 1999.)

     *10-Q  Employment Agreement executed by Richard C. White.

      *27)  Financial Data Schedule

       99) Audit Committee Charter of Veritas DGC Inc., approved by the Board of Directors on December 7, 1999. (Exhibit 99 to Veritas DGC Inc.'s Form 10Q for the quarter ended October 31, 1999.)

* Filed herewith


b)       REPORTS ON FORM 8-K

Veritas DGC filed a Form 8-K on October 26, 1999 with respect to its sales agency agreement related to its registered offering of up to 2.0 million shares of common stock, from time to time through ordinary brokerage transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of March 2000.

                                 VERITAS DGC INC.

                                 By:  /s/ Richard C. White
                                      ------------------------------------------
                                      RICHARD C. WHITE
                                      Chief Executive Officer



                                      /s/ Anthony Tripodo
                                      ------------------------------------------
                                      ANTHONY TRIPODO
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer

                                 EXHIBIT INDEX



    EXHIBIT
    NUMBER   DESCRIPTION
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

    *3-E)   By-laws of Veritas DGC Inc. dated March 7, 2000.

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

     10-K)  Credit Agreement among Veritas DGC Inc., as borrower, and Bank One,
            Texas, N.A., as issuing bank, as a bank and as agent for the banks, and the banks named therein dated July 27, 1998. ( Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1998 is incorporated herein by reference.)



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

     10-N)  Credit Agreement among Veritas DGC Inc., as borrower, and Bank One,
            Texas, N.A., as issuing bank, as a bank and agent for the banks, and the banks therein named dated November 1, 1999. (Exhibit 10-N to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31,
            1999.)

     10-O)  Sales agency agreement between Veritas DGC Inc. and PaineWebber
            Incorporated, dated October 26, 1999. (Exhibit 1.1 to Veritas DGC
            Inc.'s Form 8-K filed on October 26, 1999 is incorporated herein by reference.)

     10-P) Form of Indemnity Agreement between Veritas DGC Inc. and its executive officers and directors. (Exhibit 10-P to Veritas DGC
            Inc.'s Form 10Q for the quarter ended October 31, 1999.)

     *10-Q  Employment Agreement executed by Richard C. White.

     *27)   Financial Data Schedule

     99) Audit Committee Charter of Veritas DGC Inc., approved by the Board of Directors on December 7, 1999. (Exhibit 99 to Veritas DGC Inc.'s
            Form 10Q for the quarter ended October 31, 1999.)

* Filed herewith