Form 10-Q/A
period 2000-01-31
VERITAS DGC INC
filed 2000-04-11
CIK 28866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

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

Veritas DGC Inc. hereby amends Item 1 of Part I Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2000 to read in its entirety as follows:

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    UNAUDITED


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JANUARY 31,                  JANUARY 31,
                                                                       ---------------------------   -------------------------
                                                                           2000           1999           2000          1999
                                                                       ------------   ------------   -----------    ----------
                                                                                            (In thousands)
    REVENUES                                                              $  91,023    $ 101,652    $ 159,700    $ 248,451

    COSTS AND EXPENSES:
        Cost of services
            Operating expenses                                               60,584       68,294      103,325      170,061
            Research and development                                          2,078        1,721        4,040        3,465
        Depreciation and amortization                                        18,460       17,734       36,838       34,584
        Selling, general & administrative                                     4,267        4,501        7,710        9,057
        Interest expense                                                      3,499        3,551        6,990        5,603
        Other income                                                           (196)      (2,630)      (1,175)      (2,403)
                                                                          ---------    ---------    ---------    ---------
               Total costs and expenses                                      88,692       93,171      157,728      220,367

    Income before provision for income taxes and equity in
        loss of joint venture                                                 2,331        8,481        1,972       28,084
    Provision for income taxes                                                1,078        3,057        1,063        8,939
    Equity in (earnings) loss of joint venture                                   83          (12)         319           87
                                                                          ---------    ---------    ---------    ---------
    Net income before extraordinary charge                                    1,170        5,436          590       19,058
    Extraordinary loss on debt repurchase (net of tax, $95)                                               187
                                                                          ---------    ---------    ---------    ---------
    Net income                                                            $   1,170    $   5,436    $     403    $  19,058
    Other comprehensive income (loss) (net of tax - $0 in both periods)
      Foreign currency translation adjustments                                1,665       (2,898)       2,237       (3,253)
      Unrealized gain (loss) on investments-available for sale                   68                    (1,279)
                                                                          ---------    ---------    ---------    ---------
    Comprehensive income                                                  $   2,903    $   2,538    $   1,361    $  15,805
                                                                          =========    =========    =========    =========
    PER SHARE:
    BASIC
         Net income per common share before extraordinary item            $     .05    $     .24    $     .02    $     .84
         Net loss per common share from extraordinary item                                               (.01)
                                                                          ---------    ---------    ---------    ---------
         Net income per common share                                      $     .05    $     .24    $     .02    $     .84
                                                                          =========    =========    =========    =========
         Weighted average common shares                                      24,474       22,712       24,554       22,704
                                                                          =========    =========    =========    =========
    DILUTED
         Net income per common share before extraordinary item            $     .05    $     .24    $     .02    $     .83
         Net loss per common share from extraordinary item                                               (.01)
                                                                          ---------    ---------    ---------    ---------
         Net income per common share                                      $     .05    $     .24    $     .02    $     .83
                                                                          =========    =========    =========    =========
         Weighted average common shares                                      25,893       22,830       25,049       22,852
                                                                          =========    =========    =========    =========




                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                              JANUARY 31,    JULY 31,
                                                                                                 2000         1999
                                                                                               ---------    ---------
                                                                                               Unaudited
                                                                                                  (In thousands)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                    $  31,259    $  73,447
  Restricted cash investments                                                                        198          300
  Accounts and notes receivable (net of allowance for doubtful accounts: January $3,339;
      July $3,038)                                                                               124,262      113,761
  Materials and supplies inventory                                                                 4,040        4,417
  Prepayments and other                                                                            9,825        8,259
  Investments-available for sale                                                                   3,284        3,671
                                                                                               ---------    ---------
      Total current assets                                                                       172,868      203,855

Property and equipment                                                                           388,767      357,397
   Less accumulated depreciation                                                                 239,795      201,026
   Plus assets held for sale (see Note 2)                                                         14,000
                                                                                               ---------    ---------
      Property and equipment - net                                                               162,972      156,371

   Multi-client data library                                                                     193,532      138,753
   Investment in and advances to joint venture                                                     2,321        2,640
   Goodwill (net of accumulated amortization: January $5,731; July $3,683)                        12,225        2,159
   Deferred tax asset                                                                             29,521       23,120
   Long term notes receivable (net of allowance: $1,000)                                           4,066        3,696
   Other assets                                                                                    8,804       11,252
                                                                                               ---------    ---------
      Total                                                                                    $ 586,309    $ 541,846
                                                                                               =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                                        $     226    $     240
   Accounts payable - trade                                                                       28,992       26,243
   Accrued interest                                                                                3,857        4,010
   Other accrued liabilities                                                                      58,174       48,640
   Income taxes payable                                                                            1,439        5,472
                                                                                               ---------    ---------
      Total current liabilities                                                                   92,688       84,605

Non-current liabilities:
   Long-term debt - less current maturities                                                      135,082      135,011
   Other non-current liabilities                                                                  10,717        6,672
                                                                                               ---------    ---------
      Total non-current liabilities                                                              145,799      141,683

Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 23,275,126 shares at
      January and 21,470,938 shares at July (excluding exchangeable shares of
      2,468,064 at January and 1,505,595 at July)                                                    233          214
   Additional paid-in capital                                                                    239,350      208,749
   Accumulated earnings (from August 1,1991 with respect to Digicon Inc.)                        115,055      114,652
   Accumulated comprehensive income
      Cumulative foreign currency translation adjustment                                          (2,115)      (4,352)
      Unrealized loss on investments-available for sale                                           (1,836)        (557)
   Unearned compensation                                                                            (892)        (602)
   Treasury stock, at cost; 116,388 shares at January and 150,068 shares at July                  (1,973)      (2,546)
                                                                                               ---------    ---------
Total stockholders' equity                                                                       347,822      315,558
                                                                                               ---------    ---------
      Total                                                                                    $ 586,309    $ 541,846
                                                                                               =========    =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                            SIX MONTHS ENDED
                                                                               JANUARY, 31
                                                                        ------------------------
                                                                           2000           1999
                                                                        ----------    ----------
                                                                             (In thousands)
OPERATING ACTIVITIES:
     Net income                                                         $      403    $   19,058
     Non-cash items included in net income:
       Depreciation and amortization                                        36,838        34,584
       Net loss on disposition of property and equipment                       108           319
       Equity in loss of joint venture                                         319            87
       Amortization of multi-client data library                               471           670
       Deferred taxes                                                       (3,983)        2,357
       Amortization of unearned compensation                                   319           168
     Change in operating assets/liabilities:
       Accounts and notes receivable                                        (6,545)      (12,010)
       Materials and supplies inventory                                        444           139
       Prepayments and other                                                (2,186)        7,929
       Multi-client data library                                           (53,999)      (42,469)
       Other                                                                 2,007           112
       Accounts payable and other accrued liabilities                        4,632        12,037
       Income taxes payable                                                 (5,750)      (10,551)
       Other non-current liabilities                                         3,889           (51)
                                                                        ----------    ----------
         Total cash provided (used ) by operating activities               (23,033)       12,379

FINANCING ACTIVITIES:
     Borrowings on long-term debt                                               39        60,000
     Payments on long-term debt                                                             (146)
     Senior notes issue costs                                                  (34)       (1,737)
     Net proceeds from sale of common stock                                  3,859           947
     Purchase of treasury stock                                                           (2,869)
                                                                        ----------    ----------
         Total cash provided by financing activities                         3,864        56,195

INVESTING ACTIVITIES:
     Decrease (increase) in restricted cash investments                        102           (94)
     Decrease in investment in and advances to joint venture                               1,183
     Purchase of Time Seismic Exchange Ltd., net of cash received                           (704)
     Purchase of Guardian Data Seismic, net of cash received                (1,409)
     Purchase of Enertec Resource Services Inc., net of cash received       (1,538)
     Purchase of property and equipment                                    (22,994)      (30,870)
     Sale of property and equipment                                          2,880           131
                                                                        ----------    ----------
         Total cash used by investing activities                           (22,959)      (30,354)

     Currency loss on foreign cash                                             (60)       (3,253)
                                                                        ----------    ----------
     Change in cash and cash equivalents                                   (42,188)       34,967
     Beginning cash and cash equivalents balance                            73,447        40,089
                                                                        ----------    ----------
     Ending cash and cash equivalents balance                           $   31,259    $   75,056
                                                                        ==========    ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                SIX MONTH ENDED
                                                                                                  JANUARY 31,
                                                                                          ---------------------------
                                                                                              2000          1999
                                                                                          ------------- -------------
                                                                                                (In thousands)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade                        $    3,108    $      373

    Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
          Deferred tax asset valuation allowance                                               (1,088)       (2,887)
          Additional paid-in capital                                                            1,088         2,887
    Treasury stock issued for purchase of Time Seismic Exchange Ltd.                                            664
    Treasury stock issued in lieu of cash for bonuses payable                                                   383
    Restricted stock issued for future services resulting in an increase in additional
          paid-in capital and unearned compensation                                                              42
    Treasury stock issued for future services resulting in an increase in
          Additional paid-in-capital                                                               37
          Unearned compensation                                                                   610
    Stock and options issued for purchase of Enertec Resource Services Inc. (net of cash
          received)                                                                            25,189
    Settlement of accounts receivable and interest payments from investments-available
          for sale                                                                                892


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
       Interest -
          Senior notes                                                                          6,581         3,656
          Equipment purchase obligations                                                            3            22
          Other                                                                                   559           325
       Income taxes                                                                             9,389        16,501

                 See Notes to Consolidated Financial Statement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 10th day of April 2000.

                            VERITAS DGC INC.

                            By: /s/ Richard C. White
                                --------------------------
                                RICHARD C. WHITE
                                Chief Executive Officer



                                /s/ Anthony Tripodo
                                --------------------------
                                ANTHONY TRIPODO
                                Executive Vice President, Chief Financial
                                Officer and Treasurer