Form 10-Q
period 2000-04-30
VERITAS DGC INC
filed 2000-06-14
CIK 28866

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

The number of shares of the Company's common stock (the "Common Stock"), $.01 par value, outstanding at May 31, 2000 was 26,763,912 (including 2,019,134 Veritas Energy Services Inc. exchangeable which are identical to the Common Stock in all material respects).

===============================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
================================================================================

                                                                                       Page Number
                                                                                       -----------
PART I. Financial Information

        Item 1. Financial Statements

          Consolidated Statements of Income and Comprehensive Income -
           For the Three and Nine Months Ended April 30, 2000 and 1999                      1

          Consolidated Balance Sheets - April 30, 2000 and July 31, 1999                    2

          Consolidated Statements of Cash Flows -
           For the Nine Months Ended April 30, 2000 and 1999                                3

          Notes to Consolidated Financial Statements                                        5

        Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                        11

        Item 3. Quantitative and Qualitative Disclosures
                   Regarding Market Risk                                                   12

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                         14

         Signatures                                                                        17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    UNAUDITED

                                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                     APRIL 30,                    APRIL 30,
                                                                              ------------------------    ------------------------
                                                                                2000           1999          2000          1999
                                                                              ----------    ----------    ----------    ----------
                                                                                                (In thousands)
    REVENUES                                                                  $   93,742    $   74,610    $  253,442    $  323,061

    COSTS AND EXPENSES:
        Cost of services
            Operating expenses                                                    62,931        47,416       166,256       217,477
            Research and development                                               2,079         2,214         6,119         5,679
        Depreciation and amortization                                             17,490        17,415        54,328        51,999
        Selling, general & administrative                                          4,569         4,525        12,279        13,582
        Interest expense                                                           3,605         3,553        10,595         9,156
        Other income                                                                (822)       (1,496)       (1,997)       (3,899)
                                                                              ----------    ----------    ----------    ----------
               Total costs and expenses                                           89,852        73,627       247,580       293,994

    Income before provision for income taxes and equity in
        loss of joint venture                                                      3,890           983         5,862        29,067
    Provision for income taxes                                                     1,411           292         2,474         9,231
    Equity in (earnings) loss of joint venture                                       (60)          186           259           273
                                                                              ----------    ----------    ----------    ----------
    Net income before extraordinary charge                                         2,539           505         3,129        19,563
    Extraordinary loss on debt repurchase (net of tax, $95)                                                      187
                                                                              ----------    ----------    ----------    ----------
    Net income                                                                $    2,539    $      505    $    2,942    $   19,563

    Other comprehensive income (loss) (net of tax - $0 in both periods)
      Foreign currency translation adjustments                                    (1,649)        1,826           588        (1,427)
      Unrealized gain (loss) on investments-available for sale                       356          (837)         (923)         (837)
                                                                              ----------    ----------    ----------    ----------
    Comprehensive income                                                      $    1,246    $    1,494    $    2,607    $   17,299
                                                                              ==========    ==========    ==========    ==========
    PER SHARE:
    BASIC
         Net income per common share before extraordinary item                $      .10    $      .02    $      .12    $      .86
         Net loss per common share from extraordinary item
                                                                              ----------    ----------    ----------    ----------
         Net income per common share                                          $      .10    $      .02    $      .12    $      .86
                                                                              ==========    ==========    ==========    ==========
         Weighted average common shares                                           26,080        22,756        25,055        22,721
                                                                              ==========    ==========    ==========    ==========
    DILUTED
         Net income per common share before extraordinary item                $      .09    $      .02    $      .12    $      .85
         Net loss per common share from extraordinary item                                                      (.01)
                                                                              ----------    ----------    ----------    ----------
         Net income per common share                                          $      .09    $      .02    $      .11    $      .85
                                                                              ==========    ==========    ==========    ==========
         Weighted average common shares                                           26,817        22,982        25,631        22,923
                                                                              ==========    ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  APRIL 30,         JULY 31,
                                                                                                    2000              1999
                                                                                                 ------------      ------------
                                                                                                  Unaudited
                                                                                                        (In thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                     $     35,476      $     73,447
   Restricted cash investments                                                                            202               300
   Accounts and notes receivable (net of allowance:  April $2,248; July $3,038)                       108,982           113,761
   Materials and supplies inventory                                                                     4,964             4,417
   Prepayments and other                                                                                9,206             8,259
   Investments-available for sale                                                                       4,119             3,671
                                                                                                 ------------      ------------
      Total current assets                                                                            162,949           203,855

Property and equipment                                                                                398,085           357,397
   Less accumulated depreciation                                                                      253,046           201,026
   Plus assets held for sale (see Note 2)                                                               4,938
                                                                                                 ------------      ------------
      Property and equipment - net                                                                    149,977           156,371

Multi-client data library                                                                             211,410           138,753
Investment in and advances to joint venture                                                             2,381             2,640
Goodwill (net of accumulated amortization:  April $4,510; July $3,683)                                 10,502             2,159
Deferred tax asset                                                                                     34,232            23,120
Long term notes receivable (net of allowance: $1,000 in both periods)                                   4,062             3,696
Other assets                                                                                           11,175            11,252
                                                                                                 ------------      ------------
     Total                                                                                       $    586,688      $    541,846
                                                                                                 ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                                          $        129      $        240
   Accounts payable - trade                                                                            32,142            26,243
   Accrued interest                                                                                       566             4,010
   Other accrued liabilities                                                                           41,490            48,640
   Income taxes payable                                                                                 2,136             5,472
                                                                                                 ------------      ------------
      Total current liabilities                                                                        76,463            84,605

Non-current liabilities:
   Long-term debt - less current maturities                                                           135,000           135,011
   Other non-current liabilities                                                                       10,780             6,672
                                                                                                 ------------      ------------
      Total non-current liabilities                                                                   145,780           141,683

Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 24,551,735 shares at
      April and 21,470,938 shares at July (excluding exchangeable shares of 2,033,027
      at April and 1,505,595 at July)                                                                     245               214
Additional paid-in capital                                                                            254,768           208,749
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                               117,594           114,652
Accumulated comprehensive income:
   Cumulative foreign currency translation adjustment                                                  (3,764)           (4,352)
   Unrealized loss on investments-available for sale                                                   (1,480)             (557)
Unearned compensation                                                                                  (1,010)             (602)
Treasury stock, at cost; 109,785 shares at April and 150,068 shares at July                            (1,908)           (2,546)
                                                                                                 ------------      ------------
Total stockholders' equity                                                                            364,445           315,558
                                                                                                 ------------      ------------
   Total                                                                                         $    586,688      $    541,846
                                                                                                 ============      ============

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                        NINE MONTHS ENDED
                                                                            APRIL, 30
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------    ----------
                                                                         (In thousands)
OPERATING ACTIVITIES:
     Net income                                                     $    2,942    $   19,563
     Non-cash items included in net income:
       Depreciation and amortization                                    54,328        51,999
       Net  loss on disposition of property and equipment                  182           530
       Equity in loss of joint venture                                     259           273
       Amortization of multi-client data library                           745         1,104
       Deferred taxes                                                   (9,576)       10,154
       Amortization of unearned compensation                               513           318
     Change in operating assets/liabilities:
       Accounts and notes receivable                                     6,761        26,684
       Materials and supplies inventory                                   (515)          106
       Prepayments and other                                            (1,833)        8,007
       Multi-client data library                                       (72,151)      (67,955)
       Accounts payable and other accrued liabilities                   (9,451)      (20,313)
       Income taxes payable                                             (1,362)      (11,737)
       Other non-current liabilities                                     4,108           222
       Other                                                              (800)       (1,795)
                                                                    ----------    ----------
         Total cash (used in) provided by operating activities         (25,850)       17,160

FINANCING ACTIVITIES:
     Net (payments) borrowings on long-term debt                          (296)       59,768
     Senior notes issue costs                                              (34)       (1,882)
     Net proceeds from sale of common stock                             20,063         1,009
     Purchase of treasury stock                                           (145)       (2,859)
                                                                    ----------    ----------
         Total cash provided by financing activities                    19,588        56,036

INVESTING ACTIVITIES:
     Decrease (increase) in restricted cash investments                     98          (108)
     Decrease in investment in and advances to joint venture                           1,183
     Acquisitions, net of cash received                                 (2,262)         (704)
     Sale of KC Offshore, net                                            6,935
     Purchase of  property and equipment                               (39,505)      (34,651)
     Sale of property and equipment                                      3,036           284
                                                                    ----------    ----------
         Total cash used by investing activities                       (31,698)      (33,996)

     Currency loss on foreign cash                                         (11)       (1,427)
                                                                    ----------    ----------
     Change in cash and cash equivalents                               (37,971)       37,773
     Beginning cash and cash equivalents balance                        73,447        40,089
                                                                    ----------    ----------
     Ending cash and cash equivalents balance                       $   35,476    $   77,862
                                                                    ==========    ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                          NINE MONTHS ENDED
                                                                                                             APRIL 30,
                                                                                                      --------------------------
                                                                                                         2000            1999
                                                                                                      ----------      ----------
                                                                                                            (In thousands)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Increase in property and equipment for accounts payable - trade                                     $      713      $    4,560
  Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
    Deferred tax asset valuation allowance                                                                  (212)         (1,019)
    Additional paid-in capital                                                                               212           1,019
  Treasury stock issued for purchase of Time Seismic Exchange Ltd.                                                           664
  Treasury stock issued in lieu of cash for bonuses payable                                                                  974
  Restricted stock issued for future services resulting in an increase in additional paid-in capital
    and unearned compensation                                                                                783              42
  Treasury stock issued for future services resulting in an increase (decrease ) in:
    Additional paid-in-capital                                                                               138            (144)
    Unearned compensation                                                                                    921             289
  Stock and options issued for purchase of Enertec Resource Services Inc. (net of cash received)          25,189
  Settlement of accounts receivable and interest payments from investments-available for sale              1,371
  Reclass accounts and notes receivable, net to long term notes receivable, net                                            3,696
  Reclass accounts and notes receivable to investments-available for sale                                                  3,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest -
      Senior notes                                                                                        13,163          10,026
      Equipment purchase obligations                                                                          17              30
      Other                                                                                                  859             590
    Income taxes                                                                                           9,696           9,994

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

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Veritas DGC will be required to implement this statement in its first quarter of fiscal year 2001. Veritas DGC believes that the implementation of this standard will not have a material effect on its consolidated financial position or results of operations.

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

The total purchase price of Enertec was approximately $28.0 million, comprised of approximately $24.8 million of stock, $0.9 million of Veritas DGC options and $2.3 million of business combination costs. The acquisition was accounted for as a purchase with the preliminary allocation of purchase price, in accordance with APB 16, yielding approximately $5.9 million of current assets, $13.4 million of property and long-term assets, $2.6 million of liabilities and $11.3 million of goodwill. Goodwill will be amortized over no more than ten years.

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


Certain seismic acquisition assets obtained through the Enertec transaction are being held for sale. These assets have been assigned an estimated fair market value of $4.9 million based on the current sales prices of equivalent equipment in the marketplace. This amount has been classified on the balance sheet, under property and equipment, as assets held for sale. Veritas DGC anticipates that most of the equipment will be disposed of within one year of its acquisition

On April 28, 2000 Veritas DGC sold its marine high resolution survey business, KC Offshore, L.L.C. and its subsidiary Kinco Operating, Inc., to the Racal Corporation for $6.9 million, net after settlement of intercompany accounts. These assets had previously been classified as assets held for sale and valued at $9.0 million.

The after tax losses associated with the assets held for sale, including those sold to the Racal Corporation, were excluded from income and accounted for as an adjustment to the carrying value of the assets. The excluded after tax losses for the quarter and nine months ended April 30, 2000 were $315 and $560, respectively.

Pro forma revenue, net income before extraordinary item, net income and earnings per share of the combined Veritas DGC/Enertec entity, presented as if the Combination had occurred on August 1, 1999 and 1998, are shown below. This pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Combination occurred at the beginning of the periods presented.


                                                    Three Months Ended             Nine Months Ended
                                                        April 30,                       April 30,
                                                ---------------------------    ---------------------------
                                                    2000          1999             2000           1999
                                                ------------   ------------    ------------   ------------
                                                            (In thousands, except per share amounts)
      Revenue                                   $     93,742   $     81,139    $    258,811   $    347,232
      Net income before extraordinary item      $      2,539   $       (305)   $      3,362   $     17,932
      Net income                                $      2,539   $       (305)   $      3,175   $     17,932
      Earnings per share:
       Basic
        Net income  per common share before
         extraordinary item                             0.10          (0.01)           0.13           0.71
        Net income  per common share                    0.10          (0.01)           0.13           0.71
       Diluted
        Net income  per common share before
         extraordinary item                             0.09          (0.01)           0.12           0.71
        Net income  per common share                    0.09          (0.01)           0.12           0.71


3. INVESTMENT IN INDONESIAN JOINT VENTURE

Veritas DGC owns 80% of an Indonesian joint venture (now known as P.T. Veritas DGC Mega Pratama). The joint venture is accounted for under the equity method due to provisions in the joint venture agreement that gives minority shareholders the right to exercise control. Summarized financial information is as follows:

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED


                                                          April 30,   July 31,
                                                            2000        1999
                                                          --------    --------
                                                             (In thousands)
Current assets                                            $  1,109    $  1,380
Property and equipment, net                                    110         314
Multi-client data library                                    2,854
                                                          --------    --------
         Total assets                                     $  4,073    $  1,694
                                                          ========    ========
Current liabilities                                       $    466    $    438
Advances from affiliates                                    15,122      12,479

Stockholders' deficit:
    Common stock                                             2,576       2,576
    Accumulated deficit                                    (14,091)    (13,799)
                                                          --------    --------
         Total stockholders' deficit                       (11,515)    (11,223)
                                                          --------    --------
         Total liabilities and stockholders' deficit      $  4,073    $  1,694
                                                          ========    ========


                                  Three Months Ended      Nine Months Ended
                                       April 30,              April 30,
                                 --------------------    --------------------
                                   2000        1999        2000        1999
                                 --------    --------    --------    --------
                                                  (In thousands)
Revenues                         $    355    $  1,123    $  1,304    $  1,907

Cost and expenses:
    Cost of services                  267       1,220       1,327       1,834
    Depreciation and amortization      83          84         253         254
    Other (income) expense            (55)          5         (17)         92
                                 --------    --------    --------    --------
Total  costs and expenses             295       1,309       1,563       2,180
                                 --------    --------    --------    --------
Net income (loss)                $     60    $   (186)   $   (259)   $   (273)
                                 ========    ========    ========    ========

4. LONG-TERM DEBT

Long-term debt is as follows:

                                                       April 30,       July 31,
                                                         2000            1999
                                                      ----------      ----------
                                                           (In thousands)
Senior notes due October 2003, at 9 3/4%              $  135,000      $  135,000
Equipment purchase obligations maturing through
    September 2000, at a weighted average rate of
    10%                                                                      251
Equipment purchase obligations maturing through
      July 2001, at 8.75%                                    129
                                                      ----------      ----------
         Total                                           135,129         135,251
Less current maturities                                      129             240
                                                      ----------      ----------
         Due after one year                           $  135,000      $  135,011
                                                      ==========      ==========


The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The senior notes are unsecured and are effectively subordinated to secured debt of Veritas DGC with respect to the assets securing such debt and to all debt of its subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants that limit Veritas DGC's ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control of Veritas DGC, as defined in the indenture, the holders of the senior notes have the right to require Veritas DGC to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. Veritas DGC has the right to redeem the senior notes, in whole or part, on or after October 15, 2000. On September 24, 1999, Veritas DGC repurchased $5.5 million of 9 3/4% senior notes on the open market at a price of $5.7 million, resulting in an extraordinary loss of $0.2 million, net of tax. On December 3, 1999, Veritas DGC reissued $1.0 million of 9 3/4% senior notes at a price of $1.0 million. On December 10, 1999, Veritas DGC reissued $4.6 million of 9 3/4% senior notes at a price of $4.7 million.

Veritas DGC maintains a revolving credit agreement due July 2001 with commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at April 30, 2000 and bears interest, at Veritas DGC's election, at LIBOR plus a margin or prime rate based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable. Covenants in the agreement limit, among other things, Veritas DGC's right to take certain actions, including creating indebtedness. In addition, the agreement requires Veritas DGC to maintain certain financial ratios. No advances were outstanding at April 30, 2000 and July 31, 1999 under the credit agreement, although $5.8 million in letters of credit had been issued under the facility.

Veritas DGC's equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and seismic equipment.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities include the following:

                                                  April 30,           July 31,
                                                     2000               1999
                                                ---------------     --------------
                                                         (In thousands)

       Accrued payroll and benefits              $    8,709           $   5,518

       Deferred revenues                         $   13,867           $  10,717

       Accrued taxes other than income           $    4,621           $  12,086


6. OTHER INCOME

Other income consists of the following:

                                                        Three Months Ended          Nine Months Ended
                                                             April 30,                  April 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
                                                                        (In thousands)
Interest income                                       $   (914)     $ (1,267)     $ (2,457)     $ (2,721)
Net loss on disposition of property and equipment           74           211           182           530
Net foreign currency exchange losses (gains)                18          (420)          256        (1,549)
Other                                                                    (20)           22          (159)
                                                      --------      --------      --------      --------
         Total                                        $   (822)     $ (1,496)     $ (1,997)     $ (3,899)
                                                      ========      ========      ========      ========

7. EARNINGS PER COMMON SHARE

Earnings (losses) per common share - basic and diluted are computed as follows:

                                                              Three Months Ended          Nine Months Ended
                                                                   April 30,                  April 30,
                                                            ----------------------     ---------------------
                                                              2000          1999         2000         1999
                                                            --------      --------     --------     --------
                                                               (In thousands, except per per share amounts)
Net income before extraordinary item                        $  2,539      $    505     $  3,129     $ 19,563
Extraordinary loss on debt repurchase                                                       187
                                                            --------      --------     --------     --------
Net income                                                  $  2,539      $    505     $  2,942     $ 19,563
                                                            ========      ========     ========     ========

Weighted average common shares                                26,080        22,756       25,055       22,721

Basic
  Net income per common share before extraordinary item     $    .10      $    .02     $    .12     $    .86
  Net loss per common share from extraordinary item
                                                            --------      --------     --------     --------
  Net income per common share                               $    .10      $    .02     $    .12     $    .86
                                                            ========      ========     ========     ========

  Weighted average common shares - assuming dilution:
         Weighted average common shares                       26,080        22,756       25,055       22,721
         Shares issuable from assumed conversion of:
             Options                                             737           226          576          202
             Warrants
                                                            --------      --------     --------     --------
                     Total                                    26,817        22,982       25,631       22,923
                                                            ========      ========     ========     ========

Diluted
  Net income per common share before extraordinary item     $    .09      $    .02     $    .12     $    .85
  Net loss per common share from extraordinary item                                        (.01)
                                                            --------      --------     --------     --------
  Net income per common share                               $    .09      $    .02     $    .11     $    .85
                                                            ========      ========     ========     ========


VESI exchangeable shares, which were issued in business combinations, and may be exchanged for Veritas DGC's common stock and are identical to Veritas DGC's common stock in all material respects, are included in the above computations.

The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares as of the date the period ended.

                                                                                       Nine Months
                                   Three Months Ended                                     Ended
                                        April 30,                                       April 30,
                         ----------------------------------------      -------------------------------------------
                               2000                   1999                    2000                    1999
                         -----------------     ------------------      ------------------       ------------------
Number of options                  725,314                837,966               1,372,340                  812,131

Exercise price range     $19 3/8 - $55 1/8     $12 5/16 - $56 1/2      $17 1/16 - $55 1/8       $16 5/16 - $56 1/2

Expiring through                March 2010             March 2009              March 2010            November 2008

8. UNREALIZED LOSS ON INVESTMENTS-AVAILABLE FOR SALE

In April 1999, Veritas DGC exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long term note receivable paying 18% interest. Interest is paid in common stock warrants, with an exercise price of $0.01 per share, in advance, at six month intervals. The common stock underlying these warrants has been registered with the SEC. In addition, Veritas DGC exchanged a $4.1 million account receivable from Brigham Exploration Company ("Brigham"), a publicly traded company, for 1,211,580 shares of Brigham common stock. The cost basis of the investments available for sale is determined by the fair market value on the date received.

                                       April 30, 2000                          July 31, 1999
                            -------------------------------------  -------------------------------------
                                           Unrealized                           Unrealized
                            Cost Basis       (Loss)    Fair Value  Cost Basis   (Loss)/Gain  Fair Value
                            ----------     ----------  ----------  ----------   -----------  -----------
                                                          (In thousands)
     Brigham common stock     $ 4,099      $(1,070)     $ 3,029     $ 3,809      $(1,143)     $ 2,666
     Miller Warrants            1,500         (410)       1,090         419          586        1,005
                              -------      -------      -------     -------      -------      -------
                              $ 5,599      $(1,480)     $ 4,119     $ 4,228      $  (557)     $ 3,671
                              =======      =======      =======     =======      =======      =======


9. INCOME TAXES

The increase in the effective tax rate results from unbenefitted losses in certain countries and the inability to use foreign tax credits in the current year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 COMPARED WITH THREE MONTHS ENDED APRIL 30,
1999

Revenues. Revenues increased 26%, from $74.6 million to $93.7 million. Multi-client revenue increased 37%, from $33.8 million to $46.4 million. This is a reflection of Veritas DGC's expansion of its multi-client business in the Gulf of Mexico and Brazil. Contract revenue increased 16%, from $40.8 million to $47.3 million, driven by an increase in the utilization of land acquisition crews from seven to nine.

Cost of services. Cost of services increased 31%, from $49.6 million to $65.0 million. However, cost of services as a percent of revenues increased from 67% to 69%.

Depreciation and amortization. Depreciation and amortization expense remained relatively the same. An increase in depreciation as a result of the Enertec acquisition and capital spending is offset by a decrease due to fully depreciated assets in Oman. Gross property and equipment, excluding assets held for sale, increased by $43.6 million, or 13% between the comparative income statement period ending dates.

Selling, general and administrative. Selling, general and administrative expense remained relatively the same.

Interest expense. Interest expense remained essentially flat, with long term debt being the same in both quarters.

Other income. Other income decreased from $1.5 million to $0.8 million. Interest income in the current period was $.9 million, versus $1.3 million last year, due to a decrease in cash between the comparative period ending dates. A currency gain of $.4 million in the prior year contributed to the remaining difference.

Income taxes. Income taxes increased from a provision of $0.3 million to $1.4 million as a result of Veritas DGC's higher earnings in the current quarter. The increase in the effective tax rate from 30% to 36% is due to unbenefitted losses in certain countries and the inability to use foreign tax credits in the current year.

Equity in (earnings) loss of joint venture. Equity in (earnings) loss of joint venture is related to the Indonesian joint venture. An increase in marine contract work in Jakarta accounts for the increased profitability in the current quarter.

NINE MONTHS ENDED APRIL 30, 2000 COMPARED WITH NINE MONTHS ENDED APRIL 30, 1999

Revenues. Revenues decreased 22%, from $323.1 million to $253.4 million. Multi-client revenue decreased 1%, from $129.3 million to $128.6 million, while contract revenue decreased 36%, from $193.8 million to $124.8 million. The overall decrease is due to the continuing downturn in exploration spending, but the relatively flat multi-client numbers reflects Veritas DGC's increased investment in its multi-client data base as well as an increasing industry trend to acquire seismic data by licensing it on a multi-client basis.

Cost of services. Cost of services decreased 23%, from $223.2 million to $172.4 million. However, cost of services as a percent of revenues decreased from 69% to 68%.

Depreciation and amortization. Depreciation and amortization expense increased by 4%, from $52.0 million to $54.3 million, due to capital spending and the Enertec acquisition. Gross property and equipment, excluding assets held for sale, increased by $43.6 million, or 13%, between the comparative income statement period ending dates.

Selling, general and administrative. Selling, general and administrative expense decreased by 10%, from $13.6 million to $12.3 million. The termination of a process improvement project in fiscal year 1999 and lower property tax accruals in the first quarter of fiscal year 2000 were the primary reasons for the reduction.

Interest expense. Interest expense increased from $9.2 million to $10.6 million due to the addition of $60.0 million of 9 3/4% senior notes at the end of October 1998.

Other income. Other income decreased from $3.9 million to $2.0 million. Most of the difference is due to $0.3 million of additional interest income and $1.5 million of foreign currency exchange gains during the previous fiscal year.

Income taxes. Income taxes decreased from a provision of $9.2 million to $2.5 million as a result of Veritas DGC's lower earnings in the current year. The increase in the effective tax rate from 32% to 42% is due to unbenefitted losses in certain countries and the inability to use foreign tax credits in the current year.

Equity in (earnings) loss of joint venture. Equity in (earnings) loss of joint venture is related to the Indonesian joint venture. Decrease in marine contract work accounts for the decreased profitability in the current fiscal year.

Extraordinary loss on debt repurchase. On September 24, 1999, Veritas DGC repurchased $5.5 million of its 9 3/4% senior notes on the open market at a price of $5.7 million. The excess of purchase price over face value and the write off of the pro rata debt issuance costs associated with the notes are reported as an extraordinary item, net of tax.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

There have been no significant changes that would effect market risk since July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

Veritas DGC's internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public and private financing, the unutilized portion of a revolving credit facility, equipment financing and trade credit.

As of April 30, 2000, Veritas DGC had $135.0 million in senior notes outstanding due in October 2003. Veritas DGC also has a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at April 30, 2000 and bear interest, at Veritas DGC's election, at LIBOR plus a margin or prime rate based on certain financial ratios maintained by Veritas DGC. Advances are secured by certain accounts receivable. As of April 30, 2000, there are no outstanding advances under the credit facility, but $5.8 million of the credit facility has been utilized for letters of credit, leaving $44.2 million available for borrowings.

In April 2000, Veritas DGC sold KC Offshore, L.L.C. and its subsidiary Kinco Operating, Inc. for $8.6 million. The net cash received, after settlement of intercompany accounts, was $6.9 million. KC Offshore was an operating unit of Enertec Resource Services Inc., which was acquired by Veritas DGC in September 1999.

Veritas DGC requires significant amounts of working capital to support its operations and fund capital spending and research and development programs. Veritas DGC's current capital expenditure forecast for fiscal 2000 is approximately $56.0 million, which includes expenditures of approximately $25.0 million to maintain or replace current operating equipment. Research and development expenditures for fiscal 2000 are budgeted at $8.3 million. Veritas DGC has also increased its multi-client activity and significantly expanded its multi-client data library. Because of the elapsed time between survey execution, sale and ultimate cash receipt, multi-client work generally requires greater amounts of working capital than contract work. Depending upon the timing of the sales of the multi-client surveys and the contract terms relating to the collection of the proceeds from such sales, Veritas DGC's liquidity may be affected. Veritas DGC seeks pre-funding commitments from customers for a portion of the cost of these surveys. However, because of market conditions, customer purchase commitment levels are currently much lower than in past years. Veritas DGC believes that these multi-client surveys have good long-term sales, earnings and cash flow potential, but there is no assurance that Veritas DGC will recover the costs of these surveys. In addition to the capital expenditure budget, the planned net investment in the multi-client data library (the change in the balance sheet account) for fiscal 2000 is $81.0 million.

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

To ensure that Veritas DGC has available as many financing options as possible, it has filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999 Veritas DGC filed a prospectus supplement relating to the sale of up to 2.0 million shares of Veritas DGC common stock, from time to time through ordinary brokerage transactions, under the currently effective shelf registration. As of April 30, 2000, Veritas DGC has issued 0.7 million shares under this prospectus supplement, generating $15.4 million in proceeds.


OTHER

Since Veritas DGC's quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During the nine months ended April 30, 2000, Veritas DGC recognized $0.2 million of these benefits, due to increased profitability of Veritas DGC's U.K. operations.

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

         3-F) By-laws of Veritas DGC Inc. as amended and restated March 7, 2000. (Exhibit 3-E to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2000 is incorporated herein by reference.)

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

        *4-F) Veritas DGC Inc. Restricted Stock Plan (As amended and restated March 7, 2000.)

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

        *10-B) 1992 Non-Employee Director Stock Option Plan (As amended and restated March 7, 2000.)

        *10-C) 1992 Employee Nonqualified Stock Option Plan (As amended and restated March 7, 2000.)

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

         10-K) Credit Agreement among Veritas DGC Inc., as borrower, and Bank One, Texas, N.A., as issuing bank, as a bank and agent for the banks, and the banks therein named dated November 1, 1999. (Exhibit 10-N to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 1999 is incorporated herein by reference.)

         10-L) Sales agency agreement between Veritas DGC Inc. and PaineWebber Incorporated, dated October 26, 1999. (Exhibit 1.1 to Veritas DGC Inc.'s Form 8-K filed on October 26, 1999 is incorporated herein by reference.)

        *10-M) Form of Indemnity Agreement between Veritas DGC Inc. and its executive officers and directors (as amended and restated March 7, 2000.)

         10-N) Employment Agreement executed by Richard C. White. (Exhibit 10-Q to Veritas DGC Inc's Form 10-Q for the quarter ended January 31, 2000 is incorporated herein by reference.)

        *10-O)    Indemnity Agreement between Veritas DGC Inc. and Richard C.
                  White.

          *27)    Financial Data Schedule.


* Filed herewith

b) REPORTS ON FORM 8-K

Veritas DGC did not file a Form 8-K during the quarter ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 14th day of June 2000.


                                   VERITAS DGC INC.

                                   By:    /s/ Richard C. White
                                          -------------------------------------
                                          RICHARD C. WHITE
                                          Chief Executive Officer



                                          /s/ Anthony Tripodo
                                          -------------------------------------
                                          ANTHONY TRIPODO
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer

                                  EXHIBIT INDEX


         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
          4-F              Veritas DGC Inc. Restricted Stock Plan (As amended
                           and restated March 7, 2000.)

         10-B 1992 Non-Employee Director Stock Option Plan (As amended and restated March 7, 2000.)

         10-C 1992 Employee Nonqualified Stock Option Plan (As amended and restated March 7, 2000.)

         10-M              Form of Indemnity Agreement between Veritas DGC Inc.
                           and its executive officers and directors (as amended and restated March 7, 2000.)

         10-O              Indemnity Agreement between Veritas DGC Inc. and
                           Richard C. White.

          27               Financial Data Schedule.