Form 10-K
period 2000-07-31
VERITAS DGC INC
filed 2000-09-27
CIK 28866

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

                    FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $486,825.64 as of August 31, 2000.

     The number of shares of the Company's common stock, $.01 par value, outstanding at August 31, 2000 was 27,235,001 (including 1,978,432 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

     The registrant's proxy statement to be filed in connection with the registrant's 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                     PAGE
ITEM                                                                NUMBER
----                                                                ------
                                  PART I
 1.   Business
        General...................................................     1
        Services and Markets......................................     1
        Principal Operating Assets................................     2
        Technology and Capital Expenditures.......................     4
        Competition...............................................     4
        Backlog...................................................     5
        Significant Customers.....................................     5
        Employees.................................................     5
 2.   Properties..................................................     5
 3.   Legal Proceedings...........................................     5
 4.   Submission of Matters to a Vote of Security Holders.........     5

                                 PART II
 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.......................................     6
 6.   Selected Consolidated Financial Data........................     6
 7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................     7
7A.   Quantitative and Qualitative Disclosures Regarding Market
        Risk......................................................    12
 8.   Consolidated Financial Statements and Supplementary Data....    13
 9.   Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure..................................    40

                                 PART III
10.   Directors and Executive Officers of the Registrant..........    40
11.   Executive Compensation......................................    40
12.   Security Ownership of Certain Beneficial Owners and
        Management................................................    40
13.   Certain Relationships and Related Transactions..............    40

                                 PART IV
14.   Exhibits, Financial Statement Schedules and Reports on Form
        8-K.......................................................    40
      Signatures..................................................    40

     This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a leading provider of integrated geophysical technologies to the petroleum industry worldwide. Our customers include major, national and independent oil and gas companies that utilize geophysical technologies to achieve the following:

     - Identify new areas where subsurface conditions are favorable for the production of hydrocarbons.

     - Determine the size and structure of previously identified oil and gas fields.

     - Optimize development and production of hydrocarbon reserves.

     We acquire, process, and interpret geophysical data and produce geophysical surveys that are either 2D or 3D images of the subsurface geology in the survey area. We also produce 4D surveys, which record fluid movement in the reservoir, by repeating specific 3D surveys over time. Additionally, we are increasingly using geophysical data for reservoir characterization to enable our customers to maximize their recovery of oil and natural gas.

     We conduct our data acquisition operations as follows:

     - Offshore -- by crews operating from seven vessels, including two Veritas Viking flagships which are among the most capable and efficient geophysical vessels in the world. We charter six of the vessels and own one.

     - On land and in swamp and tidal areas -- by crews utilizing technologically advanced equipment having 36,000 channels of recording capacity and capable of being configured to equip as many as 17 crews for 3D operations.

SERVICES AND MARKETS

     We conduct geophysical surveys on both a contract and a multi-client basis. The multi-client portion of our business has been steadily increasing as a percentage of our revenues over the past three years, generating 52% of our revenues in fiscal 2000, up from 41% in fiscal 1999 and 39% in fiscal 1998.

     The high cost of acquiring and processing geophysical data on an exclusive basis, particularly in frontier areas, has prompted many oil and gas companies to increase their licensing of multi-client surveys. In response, we have added significantly to our multi-client data library over the last three years, increasing its size and geographic breadth, as well as enhancing the quality of the data through advanced processing. Currently the library is comprised of more than three million line kilometers of geophysical survey data, more than 65% of which was acquired within the past three years. Approximately 95% of our data library is 3D. The marine library covers areas in the Gulf of Mexico, the North Atlantic, Southeast Asia, West Africa, North Africa, Canada and Brazil. The land data library includes surveys in Texas, Alberta, Canada, Mississippi, Oklahoma and Wyoming. We have enhanced certain of our data library surveys with advanced processing techniques.

     These tables describe our revenues by contract type and geographic area.

                                                                   YEARS ENDED JULY 31,
                                                              ------------------------------
REVENUES BY CONTRACT TYPE                                       2000       1999       1998
-------------------------                                       ----       ----       ----
                                                                      (IN THOUSANDS)
Contract work...............................................  $171,213   $227,699   $324,873
Licensing of multi-client data..............................   181,866    161,206    204,086
                                                              --------   --------   --------
          Total.............................................  $353,079   $388,905   $528,959
                                                              ========   ========   ========

                                                                   YEARS ENDED JULY 31,
                                                              ------------------------------
REVENUES BY GEOGRAPHIC AREA                                     2000       1999       1998
---------------------------                                     ----       ----       ----
                                                                      (IN THOUSANDS)
United States...............................................  $130,872   $203,667   $280,765
Canada......................................................    95,686     32,325     47,059
Latin America...............................................    41,480     61,187     93,494
Europe......................................................    35,388     35,850     51,089
Middle East/Africa..........................................    27,012     20,785     14,090
Asia Pacific................................................    22,641     35,091     42,462
                                                              --------   --------   --------
          Total.............................................  $353,079   $388,905   $528,959
                                                              ========   ========   ========

     In fiscal 2000, 1999 and 1998, 63%, 48% and 47%, respectively, of our revenues were attributable to non-U.S. operations and export sales. (See Note 13 of Notes to Consolidated Financial Statements for additional geographic information.)

PRINCIPAL OPERATING ASSETS

     We acquire, process, and interpret geophysical information utilizing a wide array of assets as follows.

  LAND ACQUISITION

     Our land acquisition activities are performed with technologically advanced geophysical equipment. The equipment, as of July 31, 2000, had a combined recording capacity of 36,000 channels that can be configured to equip up to 17 crews for 3D operations.

     Each crew consists of a surveying unit which lays out the lines to be recorded and marks the site for shot-hole placement or equipment location, an explosive or mechanical vibrating unit that produces the acoustical impulse and a recording unit that synchronizes the shooting and captures the signal via geophones. On a typical land geophysical survey, the geophysical crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the geophysical crew and bore shallow holes for explosive charges which, when detonated by the geophysical crew, produce the necessary acoustical impulse.

     During fiscal 2000, we made significant progress in the development of the Veritas Millennium II project, a plan to track and manage all aspects of geophysical field operations from one remote location. The first phase of the project involves the use of low earth-orbiting satellites to transmit data directly from a surveyor's backpack in the field to a central control center where the data is monitored and analyzed by experts. This allows for real-time quality control and, via two-way satellite communication, permits immediate intervention where required. The next phase in Millennium II is to make project information available to clients in real-time via the internet.

  MARINE ACQUISITION

     Marine acquisition activities are carried out by our crews operating from both owned and chartered vessels that have been modified or equipped to our specifications. All of the vessels we utilize are equipped to perform both 2D and 3D geophysical surveys. During the last several years, a majority of the marine geophysical data acquisition services we performed involved 3D surveys. The following table sets forth certain information concerning the geophysical vessels we operate.

                                          YEAR
                                         ENTERED
VESSEL                                   SERVICE      LENGTH       BEAM       CHARTER EXPIRATION
------                                   -------      ------       ----       ------------------
Polar Princess.........................   1996       250 feet     46 feet     October 2000 (1)
New Venture............................   2000       250 feet     56 feet     September 2001
Pacific Sword..........................   1999       189 feet     40 feet     December 2001
Polar Search...........................   1992       300 feet     51 feet     January 2002
Veritas Viking.........................   1998       305 feet     72 feet     June 2006
Veritas Viking II......................   1999       305 feet     72 feet     June 2007
Acadian Searcher.......................   1983       217 feet     44 feet     Owned

---------------

(1) Scheduled for decommissioning and return to its owner upon completion of current survey. We plan to replace the Polar Princess with another chartered vessel of upgraded capability.

     Each vessel generally has an equipment complement consisting of geophysical recording instrumentation, digital geophysical streamer cable, cable location and geophysical data location systems, multiple navigation systems, a source control system which controls the synchronization of the energy source and a firing system which generates the acoustical impulses. Streamer cables contain hydrophones that receive the acoustical impulses reflected by variations in the subsurface strata. Data acquired by each channel in the digital cable is transmitted to recording instruments for storage on magnetic media where some processing sequences may be applied, thus reducing subsequent processing time and the effective acquisition costs to the customer.

     At present, five of our vessels are equipped with multiple streamers and multiple energy sources. These vessels acquire more lines of data with each pass, which reduces completion time and the effective acquisition cost. The Veritas Viking and Viking II are both capable of deploying 12 streamer cables. A substantial portion of our fiscal 2001 capital expenditure budget is allocated to begin replacement of fluid-filled streamers with the latest state-of-the-art solid streamers. These solid streamers are more efficient to use and maintain and will improve the quality of our data.

  DATA PROCESSING AND INTERPRETATION

     We operate 19 data processing centers capable of processing 2D, 3D and 4D data. A majority of our data processing services are performed on 3D seismic data. The centers process data received from the field, both from our own and other geophysical crews, to produce an image of the earth's subsurface using proprietary computer software and techniques. We also reprocess older geophysical data using new techniques designed to enhance the quality of the data. Our data processing centers have opened at various times since 1966 and are at present located in:

                                              EUROPE/AFRICA/
NORTH AMERICA        SOUTH AMERICA              MIDDLE EAST        ASIA PACIFIC
-------------        -------------            --------------       ------------
Houston              Buenos Aires         Crawley, England         Singapore
Dallas               Caracas              Stavanger, Norway        Perth
Midland, Texas       Quito                Aberdeen                 Jakarta
Denver                                    Abu Dhabi                Kuala Lumpur
Oklahoma City                             Lagos
New Orleans
Calgary

     Our processing centers operate high capacity, advanced technology data processing systems, including systems based on NEC, Sun Microsystems and Hewlett-Packard computer hardware, with high-speed networks. These systems run our proprietary data processing software. The marine and land data acquisition crews have software identical to that utilized in the processing centers, allowing for ease in the movement of data from the field to the data processing centers. We operate both land and marine data processing centers and tailor the equipment and software deployed in an area to meet the local market demands.

     To enhance our speed and capacity in processing large-scale offshore surveys and performing complex 3D pre-stack depth migration, we upgraded our NEC large vector supercomputers in Houston and Singapore to the latest SX-5 technology in fiscal 2000 and in Crawley in fiscal 2001. These supercomputer installations act as global resources for all of our data processing operations.

     We operate four state-of-the-art visualization centers in Houston, Calgary, Perth and Crawley. These centers allow teams of geoscientists and engineers to view and interpret large volumes of complex 3D data. The visualization centers are elaborate imaging tools used for advanced interpretive techniques that enhance the understanding of regional geology and reservoir modeling. These visualization centers allow us to offer the type of collaborative geophysical model building that is enabling oil companies to explore areas of complex geology such as the large sub-salt plays in the deepwater Gulf of Mexico.

TECHNOLOGY AND CAPITAL EXPENDITURES

     The geophysical industry is highly technical, and the requirements for the acquisition and processing of geophysical data have evolved continuously during the past 50 years. Accordingly, it is significant to us that our technological capabilities are comparable or superior to those of our competitors. We maintain our technological capabilities through continuing research and development, strategic alliances with equipment manufacturers or by acquiring technology under license from others. We have introduced several technological innovations that have become industry standard practice in both acquisition and processing of geophysical data.

     Currently, we employ approximately 50 people in our research and development activities, substantially all of whom are scientists, engineers or programmers. During fiscal 2000, 1999 and 1998, research and development expenditures were $8.3 million, $7.7 million, and $6.2 million, respectively. Our research and development budget for fiscal 2001 is $9.2 million.

     We rarely apply for patents on internally developed technology. This policy is based upon the belief that most proprietary technology, even when regarded as patentable, can be more effectively protected by maintaining confidentiality than through disclosure and a patent enforcement program. Certain of the equipment, processes and techniques we use are subject to the patent rights of others, and we hold non-exclusive licenses with respect to a number of such patents. While we regard access to others' technology through licensing as beneficial, we believe that substantially all presently licensed technology could be replaced without material disruption to our business should the need arise.

     During fiscal 2000, 1999, and 1998, capital expenditures were $55.9 million, $52.4 million, and $99.5 million, respectively. Our capital expenditure budget for fiscal 2001 is $83.8 million. The actual level of future capital expenditures will depend on the availability of funding and market requirements as dictated by oil and gas company spending levels. Much of this capital is earmarked for the acquisition of additional leading edge equipment such as solid streamers, new acquisition systems, data processing hardware, and satellite-linked monitoring and quality control systems. With this new equipment we will be able to acquire, process, and interpret data more efficiently and effectively.

COMPETITION

     The acquisition and processing of geophysical data for the oil and gas industry has historically been highly competitive worldwide. Success in marketing geophysical services is based on several competitive factors, including price, crew experience, equipment availability, technological expertise, reputation for quality and dependability and, in the case of multi-client surveys, customer interest in the area surveyed.

     As a result of changing technology and increased capital requirements, the geophysical industry has consolidated substantially since the late 1980's. The largest competitors remaining in the market are Western Geophysical (a division of Baker Hughes), Schlumberger, Compagnie Generale Geophysique and Petroleum Geo-Services. Schlumberger and Baker Hughes have announced an agreement to combine their geophysical operations in a joint venture to be owned 70% by Schlumberger and 30% by Baker Hughes. This joint venture, if consummated, would combine the two largest competitors in the geophysical industry.

BACKLOG

     At July 31, 2000, our backlog of commitments for services was $102.5 million, compared with $114.0 million at July 31, 1999. It is anticipated that a majority of the July 31, 2000 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are occasionally varied or modified by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding period.

SIGNIFICANT CUSTOMERS

     Historically, our principal customers have been major oil and gas companies, national oil companies and independent oil and gas companies. In fiscal 2000 and fiscal 1998 no customer accounted for 10% or more of total revenues. In fiscal 1999 Royal Dutch/Shell and its subsidiaries accounted for about 12% of our revenues.

EMPLOYEES

     At July 31, 2000, we employed approximately 3,000 people on a full-time basis. With the exception of 32 employees working at the Singapore data processing center, none of our employees is subject to collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     In 1999, we purchased 18.5 acres of land in Houston, Texas as the location for a new headquarters office. We sold this land to a developer in September 1999, in a transaction associated with the construction and 15-year lease of a 218,151 square foot office complex and warehouse. We will move all of our Houston employees into the complex in October 2000. The complex will house data processing operations, executive, accounting, research and development and geophysical operating personnel. We lease additional space aggregating approximately 542,764 square feet, which is used primarily for geophysical data processing operations, exploration and development information services, geophysical operating personnel and warehousing in our 19 data processing centers located around the world. These leases expire at various times during 2000 through 2015. We own property in Jackson, Mississippi, comprising 37,551 square feet of office and workshop facilities and in Calgary, Alberta, Canada comprising 15,000 square feet of office space and maintenance facilities. Additionally, we own approximately two acres in Calgary, Alberta, Canada used for equipment storage.

ITEM 3. LEGAL PROCEEDINGS

     As of August 31, 2000, we were not a party to, nor was our property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods shown.

      PERIOD                                                            HIGH              LOW
      ------                                                         -----------      -----------
2000  4th Quarter.................................................       $29 15/16        $20 3/16
      3rd Quarter.................................................        30               15 1/2
      2nd Quarter.................................................        18 1/2           12 7/16
      1st Quarter.................................................        22 5/8           14 1/16
1999  4th Quarter.................................................       $23 3/4          $16
      3rd Quarter.................................................        20 1/4            8 3/4
      2nd Quarter.................................................        23 15/16         11 13/16
      1st Quarter.................................................        34 9/16          10 5/8

     On August 31, 2000, our last reported sales price for our common stock on the New York Stock Exchange was $17 7/8 per share. On August 31, 2000, there were approximately 395 record holders of common stock.

     We have not paid any dividends on our common stock and have no present plans to pay any dividends. The payment of any future dividends on common stock would depend, among other things, upon our current and retained earnings, our financial condition, and upon a determination by our Board of Directors that the payment of dividends would be desirable. In addition, the indentures governing our senior notes and our revolving credit facility restrict the payment of cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEARS ENDED JULY 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues................................  $353,079   $388,905   $528,959   $362,715   $250,596
  Net income..............................     6,481     20,294     66,958     25,125      1,281
  Net income per common share -- basic....       .25        .89       2.96       1.33        .07
  Net income per common
     Share -- diluted.....................       .25        .88       2.87       1.30        .07
BALANCE SHEET DATA:
  Total assets............................  $611,808   $541,846   $478,490   $385,089   $198,592
  Long-term debt (including current
     maturities)..........................   135,106    135,251     75,561     75,971     41,090

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Although oil and natural gas prices increased in fiscal 2000 from the prior year, most of fiscal 2000 was characterized by reduced exploration and geophysical spending. Oil and gas companies reacted cautiously to higher commodity prices, concerned that prices would return to the much lower commodity price environment that existed during fiscal 1999. A number of oil and gas company mergers further reduced exploration and geophysical spending as the management of these companies focused on completing the mergers and were distracted away from day-to-day operating activities. However, a sustained period of higher commodity prices did result in slightly higher levels of exploration and geophysical spending toward the latter part of fiscal 2000.

     We conduct geophysical surveys on both a contract and a multi-client basis. When operating on a contract basis, our customers purchase all rights to the completed geophysical survey, including all related data and interpretive manipulations of the data. When operating on a multi-client basis, we retain ownership of the survey and all associated data and license the survey to multiple customers. Historically, we have realized significantly higher operating margins from our multi-client surveys than from surveys performed on a contract basis. In line with current industry trends, multi-client survey licensing constitutes a growing percentage of our revenues. The licensing of multi-client surveys generated 52% of our revenues in fiscal 2000 compared to 41% of our revenues in fiscal 1999.

RESULTS OF OPERATIONS

  FISCAL 2000 COMPARED WITH FISCAL 1999

     Revenues. Revenues decreased by 9%, from $388.9 million in fiscal 1999 to $353.1 million in fiscal 2000, due to the general downturn in exploration spending driven by our customers' concern that commodity prices would return to the low levels of prior years. Multi-client revenues increased 13% from $161.2 million to $181.9 million, while contract revenues decreased 25%, from $227.7 million to $171.2 million. Multi-client revenues as a percent of total revenues grew from 41% in fiscal 1999 to 52% in fiscal 2000. This reflects the trend in customer preference to obtain geophysical data through licensing rather than outright ownership.

     Cost of services. Cost of services decreased 10% from $258.3 million in fiscal 1999 to $232.4 million in fiscal 2000, commensurate with the drop in revenues.

     Research and development. Research and development expenses increased 8% from $7.7 million in fiscal 1999 to $8.3 million in fiscal 2000 due to increased emphasis on leading edge technologies, including reservoir characterization.

     Depreciation and amortization. Depreciation and amortization expense increased 5% from $68.4 million in fiscal 1999 to $71.5 million in fiscal 2000 as a result of additions of geophysical and processing equipment of $55.9 million during the year.

     Selling, general and administrative. Selling, general and administrative expenses increased 6% from $16.7 million in fiscal 1999 to $17.7 million in fiscal 2000 resulting from termination costs related to the resignation of our former chief executive officer.

     Interest expense. Interest expense increased from $12.6 million in fiscal 1999 to $14.1 million in fiscal 2000 due to the issuance of $60.0 million of 9 3/4% senior notes at the end of October 1998.

     Other income. Other income decreased from $5.1 million in fiscal 1999 to $3.3 million in fiscal 2000. In fiscal 1999 other income was primarily composed of net foreign currency gains of $1.8 million and interest income of $4.2 million as compared with interest income of $3.6 million in fiscal 2000, due to lower cash balances during the year.

     Income taxes. Provision for income taxes decreased from $9.6 million in fiscal 1999 to $5.0 million in fiscal 2000 as a result of our lower net income and the mix between U.S. and non-U.S. source income.

     Equity in (earnings) loss. Equity in (earnings) loss, related to the Indonesian joint venture, increased from a loss of $303,000 in fiscal 1999 to a loss of $691,000 in fiscal 2000. Decreases in contract revenues and a relatively fixed cost base accounted for the decreased profitability for the year.

  FISCAL 1999 COMPARED WITH FISCAL 1998

     Revenues. Revenues decreased by 26%, from $529.0 million in fiscal 1998 to $388.9 million in fiscal 1999, due to the general downturn in exploration spending driven by depressed commodity prices. Multi-client revenues decreased 21% from the prior year, from $204.1 million to $161.2 million, while contract revenues decreased 30%, from $324.9 million to $227.7 million. Due to our increased activity in the onshore multi-client business, that revenue stream increased to $33.0 million from $10.9 million in the previous year, somewhat offsetting the offshore multi-client revenue decline.

     Cost of services. Cost of services decreased 24% from $340.7 million to $258.3 million, but as a percent of revenues increased from 64% to 66%. The increase in expense as a percent of revenues was mainly due to significant price declines in the contract business and due to fixed cost elements in cost of services.

     Research and development. Research and development expenses increased 24% from $6.2 million in fiscal 1998 to $7.7 million in 1999 as a result of increased emphasis on leading edge technologies.

     Depreciation and amortization. Depreciation and amortization expense increased 22% from $56.1 million to $68.4 million primarily due to the $151.9 million of capital expenditures over the past two years.

     Selling, general and administrative. Selling, general and administrative expenses decreased 11% from $18.8 million to $16.7 million resulting primarily from the reduction of discretionary spending at corporate headquarters.

     Interest expense. Interest expense increased from $7.3 million to $12.6 million due to the issuance in October 1998 of an additional $60.0 million of the 9 3/4% senior notes.

     Other income. Other income increased from $338,000 in 1998 to $5.1 million in fiscal 1999 primarily due to net foreign currency losses of $2.3 million in fiscal 1998 as compared with net foreign currency gains of $1.8 million in fiscal 1999. Interest income was approximately $4.2 million in each of those years.

     Income taxes. Provision for income taxes decreased from $34.2 million to $9.6 million as a result of our lower net income.

     Equity in (earnings) loss. Equity in (earnings) loss is related to the Indonesian joint venture, which posted a loss of $303,000 for fiscal 1999 compared to a net profit of $972,000 in fiscal 1998. Decreases in contract revenues and a relatively fixed cost base accounted for the decreased profitability for fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES AND USES

     Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2001.

     As of July 31, 2000, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing them to be callable by the holder under certain conditions. We also have a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. At July 31, 2000 the borrowing base exceeded the credit limit. Advances bear interest, at our election, at LIBOR plus a margin based on certain financial ratios maintained by us or prime rate. Advances are secured by certain accounts receivable. As of July 31, 2000, there were no outstanding advances under the credit facility, but $5.9 million of the credit facility was utilized for letters of credit. An additional $44.1 million is available for borrowings.

     We require significant amounts of working capital to support our operations and fund capital spending and research and development programs. Our capital expenditure budget for fiscal 2001 is $83.8 million, which includes expenditures of approximately $50 million to expand or upgrade current operating equipment. We have budgeted $9.2 million for research and development spending in fiscal 2001. We also have planned $52.7 million additional investment in our data library (measured as the change in the balance sheet account). If demand for our geophysical technologies continues to increase, we expect to increase our expenditures and business investments in fiscal 2001 as we take advantage of opportunities to expand our business. Because of the elapsed time between survey execution, sale and ultimate cash receipt, multi-client work generally requires greater amounts of working capital than contract work. Depending upon the timing of the sales of the multi-client surveys and the contract terms relating to the collection of the proceeds from such sales, our liquidity may be affected. While we seek pre-funding commitments from customers for a portion of the cost of these surveys, pre-funding levels do not generally affect our library spending. We believe that these multi-client surveys have good long-term sales, earnings and cash flow potential, but there is no assurance that we will recover the costs of these surveys.

     We will require substantial cash flow to continue operations on a satisfactory basis, complete our capital expenditure and research and development programs and meet our principal and interest obligations with respect to outstanding indebtedness. While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of exploration spending and, ultimately, underlying commodity prices.

     To ensure that we have available as many financing options as possible, we have filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under the shelf registration. As of August 31, 2000, we had issued approximately 1.3 million shares in connection with these transactions, generating approximately $30 million in net proceeds. In addition, on September 27, 2000, we issued a press release announcing a proposed underwritten offering of 3.0 million shares of our common stock under the shelf registration statement. We expect to close this offering by mid-October.

OTHER

     Since our quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the year ended July 31, 2000, we recognized $2.1 million related to these benefits, due to our U.K. operations increased profitability. (See Note 6 of Notes to Consolidated Financial Statements.)

     We receive some account receivable payments in foreign currency. We currently do not conduct a hedging program because we do not consider our current exposure to foreign currency fluctuations to be significant.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We will be required to implement this statement in our first quarter of fiscal 2001. We have reviewed the various elements of our business and determined that the implementation of this standard will not have a material effect on our consolidated financial position or results of operations.

RISK FACTORS

     An investment in our common stock is subject to a number of risks discussed below. You should carefully consider these discussions of risks and the other information included in this report.

AS A PROVIDER OF GEOPHYSICAL TECHNOLOGIES, OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE LEVEL OF CAPITAL EXPENDITURES BY OIL AND GAS COMPANIES.

     Capital expenditures by oil and gas companies have tended in the past to follow trends in the price of oil and natural gas, which have fluctuated widely in recent years. In the current period of increased oil and natural gas prices, however, capital expenditures by oil and gas companies have not increased as rapidly as we would have expected. If there continues to be a sustained period of substantially reduced capital expenditures by oil and gas companies, such as has existed in fiscal 1999 and fiscal 2000, the demand for geophysical technologies likely will remain low and there will be an adverse effect on our results of operations and cash flow during the affected period.

WEAK DEMAND OR TECHNOLOGICAL OBSOLESCENCE COULD IMPAIR THE VALUE OF OUR MULTI-CLIENT DATA LIBRARY; CHANGES IN ACCOUNTING PRACTICES COULD AFFECT OUR METHODS OF ACCOUNTING FOR OUR MULTI-CLIENT DATA LIBRARY.

     We have invested significant amounts in acquiring and processing multi-client data and expect to continue to do so for the foreseeable future. There is no assurance that we will recover all the costs of such surveys. Technological, regulatory or other industry or general economic developments could render all or portions of our multi-client data library obsolete or reduce its value.

     In accordance with industry practice, we capitalize our investments in our multi-client library and charge these investments to cost of services as sales are made. Certain accounting authorities are reviewing accounting practices relating to the capitalization of expenditures made in the development of certain data bases, particularly in the context of "e-commerce" companies. We cannot predict whether future accounting changes could adversely affect our financial condition or results of operations.

     WE ARE DEPENDENT ON ACHIEVING AND MAINTAINING TECHNOLOGICAL ADVANCES, WHICH CREATES RISKS REGARDING TECHNOLOGICAL OBSOLESCENCE, REQUIREMENTS FOR SUBSTANTIAL FUTURE CAPITAL EXPENDITURES, THE UNAVAILABILITY OF NECESSARY TECHNOLOGY AND THE FAILURE OF NEW TECHNOLOGIES.

     The development of geophysical data acquisition and processing equipment has been characterized by rapid technological advancements in recent years. We expect this trend to continue. We will be required to invest substantial capital in the future to maintain our leading edge technology. Furthermore, manufacturers of geophysical equipment may develop new systems that render our equipment, even if recently acquired, obsolete or less desirable, requiring significant additional capital expenditures. Since some of our competitors are themselves leading designers and manufacturers of seismic equipment, we may not have access to their technology. Even if critical new and advanced equipment is available to us, we may not have funds available or be able to obtain necessary financing on acceptable terms to acquire it. Further, any investment we may make in a perceived technological advance may not be effective, economically successful or otherwise accepted in the market.

WE FACE INTENSE COMPETITION IN OUR INDUSTRY, WHICH COULD ADVERSELY AFFECT OUR RESULTS.

     Competition among geophysical service providers historically has been, and will continue to be, intense. Competitive factors in recent years have included price, crew experience, equipment availability, technological expertise and reputation for quality, safety and dependability. Some of our competitors operate substantially more data acquisition crews than we do and have significantly greater financial and other resources. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for contract awards or data sales and in the development of new technologies. The pending combination of our two largest competitors, Schlumberger's geophysical operations and Baker Hughes' geophysical operations, will create a single very large competitor. While we cannot predict the effect of this combination, if it is consummated, on our business or on our ability to compete successfully, the combined entity will have significant market power, which may disadvantage us.

HIGH FIXED COSTS COULD RESULT IN OPERATING LOSSES.

     Our business has high fixed costs. As a result, downtime or low productivity due to reduced demand, weather interruptions, equipment failures or other causes can result in significant operating losses. As technology continues to change rapidly, low utilization rates may impact our ability to recover the cost of necessary capital investments in a timely manner.

OUR REVENUES ARE SUBJECT TO FLUCTUATIONS THAT ARE BEYOND OUR CONTROL, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS IN ANY FINANCIAL PERIOD.

     Our operating results may, in the future, vary in material respects from quarter to quarter. Factors that could cause variations include the timing of the receipt and commencement of contracts for data acquisition, customers' budgetary cycles, the timing of offshore lease sales and the effect of such timing on the demand for geophysical activities, seasonal factors and the timing of sales of geophysical data from our multi-client data library, which may be significant to us and which are not typically made in a linear or consistent pattern. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any financial period.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services. In addition, our success will depend to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business.

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN REVENUE GENERATING ACTIVITIES.

     A substantial portion of our revenues are derived from foreign revenue generating activities. As a result, a significant portion of our revenues are denominated in foreign currencies. These revenues are impacted by foreign currency fluctuations. In addition, net assets reflected on the balance sheets of our foreign subsidiaries, and therefore on our consolidated balance sheet, are subject to currency fluctuations. Foreign revenues are also subject to special risks that may disrupt markets, including the risk of war, civil disturbances, embargo and government activities. Revenue generating activities in certain foreign countries may require prior United States government approval in the form of an export license and otherwise be subject to tariffs and import/export restrictions. There can be no assurance that we will not experience difficulties in connection with future foreign revenues and, in particular, adverse effects from foreign currency fluctuations.

WE OPERATE UNDER HAZARDOUS CONDITIONS THAT SUBJECT US TO RISK OF DAMAGE TO PROPERTY OR PERSONAL INJURIES AND MAY INTERRUPT OUR BUSINESS.

     Our seismic data acquisition activities involve operating under extreme weather and other hazardous conditions. These operations are subject to risks of loss to property and injury to personnel from fires, accidental explosions, ice floes and high seas. Although we carry insurance against these risks in amounts we consider adequate, these events could result in an interruption of our business or significant liability. We may not obtain insurance against all risks or for certain equipment located from time to time in certain areas of the world.

THE TRADING PRICE OF OUR SECURITIES COULD BE SUBJECT TO SIGNIFICANT
FLUCTUATIONS.

     The trading price of our securities fluctuates. Factors such as fluctuations in our financial performance, and that of our competitors, as well as general market conditions could have a significant impact on the future trading prices of our securities. The trading prices also may be affected by weakness in oil prices, changes in interest rates and other factors beyond our control. These factors may have an adverse effect on the trading price of our securities.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION, WHICH MAY ADVERSELY AFFECT OUR FUTURE OPERATIONS.

     Our operations are subject to a variety of federal, provincial, state, foreign and local laws and regulations, including environmental laws. We invest financial and managerial resources to comply with these laws and related permit requirements. Failure to timely obtain the required permits may result in crew downtime and operating losses. Because laws and regulations change frequently, we cannot predict the impact of government regulations on our future operations. The adoption of laws and regulations that have the effect of curtailing exploration by oil and gas companies could also adversely affect our operations by reducing the demand for our geophysical services.

CERTAIN PROVISIONS OF OUR CHARTER, DELAWARE LAW AND OUR SHAREHOLDER RIGHTS PLAN MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IN SITUATIONS THAT MAY BE VIEWED AS DESIRABLE BY OUR STOCKHOLDERS.

     The General Corporation Law of the State of Delaware contains provisions that may delay or prevent an attempt by a third party to acquire control of us. Our certificate of incorporation and bylaws contain provisions that authorize the issuance of preferred stock, and establish advance notice requirements for director nominations and actions to be taken at stockholder meetings. These provisions could also discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by stockholders. In addition, we have adopted a stockholder rights plan that would likely discourage a hostile attempt to acquire control of us.

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

     This report on form 10-K and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 193 and Section 21E of the Securities Exchange Act of 1934. These statements include statements incorporated by reference to other Veritas DGC documents filed with the SEC. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negatives thereof. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectation will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in "Risk Factors" and elsewhere in this report on form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

     At July 31, 2000, we had no significant market risk related to foreign currencies and had no derivative financial instruments. At July 31, 2000, we had $135.0 million of 9 3/4% fixed rate debt maturing in October 2003 with a fair value of $136.1 million based on the trading price of 100.85. with a yield to maturity of 9.425% at July 31, 2000.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  14
Consolidated Statements of Income and Comprehensive Income
  for the Three Years Ended July 31, 2000...................  15
Consolidated Balance Sheets as of July 31, 2000 and 1999....  16
Consolidated Statements of Cash Flows for the Three Years
  Ended July 31, 2000.......................................  17
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended July 31, 2000...................  19
Notes to Consolidated Financial Statements..................  20
Financial Statement Schedule --Valuation and Qualifying
  Accounts..................................................  39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Veritas DGC Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
September 26, 2000

                       VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                               FOR THE YEARS ENDED JULY 31,
                                                               ----------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues....................................................  $353,079   $388,905   $528,959
Costs and expenses:
  Cost of services..........................................   232,366    258,307    340,700
  Research and development..................................     8,316      7,693      6,196
  Depreciation and amortization.............................    71,468     68,435     56,121
  Selling, general and administrative.......................    17,710     16,734     18,758
  Interest expense..........................................    14,123     12,623      7,318
  Other income..............................................    (3,269)    (5,050)      (338)
                                                              --------   --------   --------
          Total costs and expenses..........................   340,714    358,742    428,755
Income before provision for income taxes and equity in
  (earnings) loss of joint venture..........................    12,365     30,163    100,204
Provision for income taxes..................................     5,006      9,566     34,218
Equity in (earnings) loss of joint venture..................       691        303       (972)
                                                              --------   --------   --------
Net income before extraordinary item........................     6,668     20,294     66,958
Extraordinary (loss) on debt repurchase (net of tax of
  $95)......................................................      (187)
                                                              --------   --------   --------
Net income..................................................  $  6,481   $ 20,294   $ 66,958
Other comprehensive income (loss) (net of tax of $0 in all
  periods)
  Foreign currency translation adjustments..................       581       (692)    (2,597)
  Unrealized loss on investments -- available for sale......    (1,058)      (557)
                                                              --------   --------   --------
Comprehensive income........................................  $  6,004   $ 19,045   $ 64,361
                                                              ========   ========   ========
Per share:
  Basic:
     Net income per common share before extraordinary
       item.................................................  $    .26   $    .89   $   2.96
     Loss per common share from extraordinary item..........      (.01)
                                                              --------   --------   --------
     Net income per common share............................  $    .25   $    .89   $   2.96
                                                              ========   ========   ========
     Weighted average common shares.........................    25,485     22,733     22,594
                                                              ========   ========   ========
  Diluted:
     Net income per common share before extraordinary
       item.................................................  $    .26   $    .88   $   2.87
     Loss per common share from extraordinary item..........      (.01)
                                                              --------   --------   --------
     Net income per common share............................  $    .25   $    .88   $   2.87
                                                              ========   ========   ========
     Weighted average common shares.........................    26,114     23,001     23,315
                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    JULY 31,
                                                              ---------------------
                                                                2000         1999
                                                                ----         ----
                                                                 (IN THOUSANDS)
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 43,154     $ 73,447
  Restricted cash investments...............................       206          300
  Accounts and notes receivable (net of allowance: 2000,
    $1,749; 1999, $3,038)...................................   117,242      113,761
  Materials and supplies inventory..........................     5,055        4,417
  Prepayments and other.....................................     6,435        8,259
  Investments -- available for sale.........................     3,984        3,671
                                                              --------     --------
        Total current assets................................   176,076      203,855
Property and equipment:
  Land......................................................     7,256        6,837
  Geophysical equipment.....................................   252,464      212,725
  Data processing equipment.................................    87,377       76,320
  Geophysical ship..........................................     8,524        8,524
  Leasehold improvements and other..........................    53,663       52,991
                                                              --------     --------
        Total...............................................   409,284      357,397
    Less accumulated depreciation...........................   262,706      201,026
                                                              --------     --------
        Property and equipment -- net.......................   146,578      156,371
Multi-client data library...................................   231,274      138,753
Investment in and advances to joint venture.................     1,949        2,640
Goodwill (net of accumulated amortization: 2000, $4,984;
  1999, $3,683).............................................    11,064        2,159
Deferred tax asset..........................................    34,064       23,120
Long-term notes receivable (net of allowance: $1,000 in both
  periods)..................................................     3,579        3,696
Other assets................................................     7,224       11,252
                                                              --------     --------
        Total...............................................  $611,808     $541,846
                                                              ========     ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt......................  $    106     $    240
  Accounts payable -- trade.................................    37,434       26,243
  Accrued interest..........................................     3,856        4,010
  Other accrued liabilities.................................    39,620       48,640
  Income taxes payable......................................     2,116        5,472
                                                              --------     --------
        Total current liabilities...........................    83,132       84,605
Non-current liabilities:
  Long-term debt -- less current maturities.................   135,000      135,011
  Other non-current liabilities.............................    10,732        6,672
                                                              --------     --------
        Total non-current liabilities.......................   145,732      141,683
Commitments and contingent liabilities (See Note 7)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized:1,000,000
    shares; none issued
  Common stock, $.01 par value; authorized: 40,000,000
    shares; issued: 25,069,834 and 21,470,938 shares
    (excluding 2,014,205 and 1,505,595 exchangeable shares,
    respectively) at July 31, 2000 and 1999, respectively...       251          214
  Additional paid-in capital................................   269,355      208,749
  Accumulated earnings (from August 1, 1991 with respect to
    Digicon Inc.)...........................................   121,133      114,652
  Accumulated comprehensive income:
    Cumulative foreign currency translation adjustment......    (3,771)      (4,352)
    Unrealized loss on investments -- available for sale....    (1,615)        (557)
Unearned compensation.......................................      (597)        (602)
Treasury stock, at cost; 104,175 and 150,068 shares at July
  31, 2000 and 1999, respectively...........................    (1,812)      (2,546)
                                                              --------     --------
        Total stockholders' equity..........................   382,944      315,558
                                                              --------     --------
        Total...............................................  $611,808     $541,846
                                                              ========     ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEARS ENDED JULY 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
Operating activities:
  Net income................................................  $  6,481    $ 20,294    $ 66,958
  Non-cash items included in net income:
    Depreciation and amortization...........................    71,468      68,435      56,121
    Loss on disposition of property and equipment...........       316         849       1,549
    Equity in (earnings) loss of joint venture..............       691         303        (972)
    Amortization of multi-client data library (Note 1)......       887       1,563         689
    Deferred taxes..........................................    (7,806)        678      (7,314)
    Amortization of unearned compensation...................     1,065         466
  Change in operating assets/liabilities:
    Accounts and notes receivable...........................    (1,457)     32,053     (30,874)
    Materials and supplies inventory........................      (609)       (311)     (1,773)
    Prepayments and other...................................       965       8,386      (5,861)
    Multi-client data library...............................   (92,203)    (87,967)    (30,928)
    Accounts payable and other accrued liabilities..........    (1,857)    (27,905)     13,173
    Income taxes payable....................................    (1,482)     (5,210)      7,196
    Other non-current liabilities...........................     4,060       1,601         604
    Other...................................................     3,368       5,364      (5,598)
                                                              --------    --------    --------
         Total cash (used in) provided by operating
            activities......................................   (16,113)     18,599      62,970
Financing activities:
  Payments of long-term debt................................    (5,988)       (310)       (410)
  Borrowings from long-term debt............................     5,669      60,000
  Debt issue costs..........................................       (37)     (1,882)
  Net proceeds from sale of common stock....................    32,749       1,586       6,131
  Purchase of treasury stock................................      (149)     (2,850)     (1,727)
                                                              --------    --------    --------
         Total cash provided by financing activities........    32,244      56,544       3,994
Investing activities:
  Decrease (increase) in restricted cash investments........        94        (114)        364
  Decrease in investment in and advances to joint
    ventures................................................                               937
  Acquisitions, net of cash received........................    (2,705)       (704)
  Sale of KC Offshore, net..................................     6,935
  Purchase of property and equipment........................   (55,782)    (42,366)    (97,106)
  Sale of property and equipment............................     5,045       2,091         221
                                                              --------    --------    --------
         Total cash used in investing activities............   (46,413)    (41,093)    (95,584)
  Currency (gain) loss on foreign cash......................       (11)       (692)     (2,468)
                                                              --------    --------    --------
  Change in cash and cash equivalents.......................   (30,293)     33,358     (31,088)
  Beginning cash and cash equivalents balance...............    73,447      40,089      71,177
                                                              --------    --------    --------
  Ending cash and cash equivalents balance..................  $ 43,154    $ 73,447    $ 40,089
                                                              ========    ========    ========

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED
                                                                       JULY 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Schedule of non-cash investing and financing activities:
  Increase in property and equipment for accounts
     payable -- trade.......................................  $   102   $10,004   $ 2,443
  Utilization of net operating losses existing prior to the
     quasi-reorganization resulting in an increase
     (decrease) in:
     Deferred tax asset valuation allowance.................   (2,080)   (4,641)   (1,630)
     Additional paid-in capital.............................    2,080     4,641     1,630
  Treasury stock issued for purchase of Time Seismic
     Exchange Ltd...........................................                664
  Treasury stock issued in lieu of cash for bonuses
     payable................................................                974
  Treasury stock issued for future services resulting in an
     increase (decrease) in:
     Additional paid-in-capital.............................      177      (126)
     Unearned compensation..................................    1,060       280
  Restricted stock issued for future services resulting in
   increase in:
     Additional paid-in-capital.............................                 42       915
     Unearned compensation..................................                 42       915
  Settlement of accounts receivable for long-term notes
     receivable, net........................................              3,696
  Settlement of accounts receivable and interest payments
     for Investments-available for sale.....................    1,371     3,809
  Common stock issued for purchase of Enertec Resource
     Services Inc...........................................   25,637
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest (net of amounts capitalized)
       Senior notes.........................................   13,164    10,028     6,513
       Equipment purchase obligations.......................       28        39       113
       Credit agreements....................................      170                  53
       Other................................................      169       780       603
     Income taxes...........................................   10,377    11,875    33,369

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998

                               COMMON STOCK
                                  ISSUED                                             ACCUMULATED
                               ------------       TREASURY STOCK,                  EARNINGS (FROM
                                                      AT COST         ADDITIONAL   AUGUST 1, 1991                    ACCUMULATED
                                          PAR     ---------------      PAID-IN-    WITH RESPECT TO     UNEARNED     COMPREHENSIVE
                              SHARES     VALUE    SHARES     COST      CAPITAL      DIGICON INC.)    COMPENSATION       LOSS
                              ------     -----    ------     ----     ----------   ---------------   ------------   -------------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JULY 31, 1997....  19,982,040   $200                          $194,764       $ 27,400                         $(1,063)
Common stock issued for
 exchangeable stock.......     871,818      9                                (9)
Common stock issued for
 cash upon exercise of
 warrants.................      42,000                                      189
Common stock issued to
 employees................     407,007      4                             6,704                           (746)
Common stock reacquired
 for cash, including
 fees.....................                        (50,000)   (1,727)
Registration and filing
 costs....................                                                  (20)
Utilization of net
 operating loss
 carryforwards existing
 prior to quasi-
 reorganization...........                                                1,630
Cumulative foreign
 currency transaction
 adjustment...............                                                                                              (2,597)
Net income................                                                              66,958
                            ----------   ----    --------   -------    --------       --------         -------         -------
BALANCE, JULY 31, 1998....  21,302,865   $213     (50,000)  $(1,727)   $203,258       $ 94,358         $  (746)        $(3,660)
Common stock issued for
 exchangeable stock.......         200
Common stock issued to
 employees................     167,873      1                             2,031                            (42)
Common stock reacquired
 for cash, including
 fees.....................                       (249,000)   (3,917)
Treasury stock issued
 under key contributor
 incentive plan...........                         80,272     1,626        (652)
Treasury stock issued in
 Connection with Time
 Seismic Exchange Ltd
 acquisition..............                         44,898     1,066        (402)
Treasury stock issued for
 services under restricted
 stock agreements.........                         23,762       406        (126)                          (280)
Registration and filing
 costs....................                                                   (1)
Utilization of net
 operating loss
 carryforwards existing
 prior to quasi-
 reorganization...........                                                4,641
Cumulative foreign
 currency transaction
 adjustment...............                                                                                                (692)
Amortization of unearned
 compensation.............                                                                                 466
Loss on
 investments -- available
 for sale.................                                                                                                (557)
Net income................                                                              20,294
                            ----------   ----    --------   -------    --------       --------         -------         -------
BALANCE, JULY 31, 1999....  21,470,938   $214    (150,068)  $(2,546)   $208,749       $114,652         $  (602)        $(4,909)
Common stock issued for
 exchangeable stock.......   1,928,917     19                               (19)
Common stock issued to
 employees................     479,779      6                             5,873
Common stock issued for
 cash.....................   1,190,200     12                            27,247
Treasury stock issued for
 services under restricted
 stock agreements.........                         45,893       734         189                         (1,060)
Registration and filing
 fees.....................                                                 (401)
Class A Exchangeable
 Shares issued in Enertec
 acquisition..............                                               25,637
Utilization of net
 operating loss
 carryforwards existing
 prior to quasi-
 reorganization...........                                                2,080
Cumulative foreign
 currency transaction
 adjustment...............                                                                                                 581
Amortization of unearned
 compensation.............                                                                               1,065
Loss on
 investments -- available
 for sale.................                                                                                              (1,058)
Net income................                                                               6,481
                            ----------   ----    --------   -------    --------       --------         -------         -------
BALANCE, JULY 31, 2000....  25,069,834   $251    (104,175)  $(1,812)   $269,355       $121,133         $  (597)        $(5,386)
                            ==========   ====    ========   =======    ========       ========         =======         =======

                 See Notes to Consolidated Financial Statements

                       VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     We provide integrated geophysical technologies to the petroleum industry worldwide. The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. Investment in an 80% owned joint venture is accounted for on the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. All material intercompany balances and transactions have been eliminated.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATION OF PRIOR YEAR BALANCES

     Certain prior year balances have been reclassified for consistent presentation.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of the $135.0 million senior notes included in long-term debt is $136.1 million based on the trading price of 100.85 with a yield to maturity of 9.425% at July 31, 2000. The carrying value is a reasonable estimate of fair value for all other financial instruments.

  NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We are required to implement this statement in our first quarter of fiscal 2001. We have reviewed the various elements of our business and determined that the implementation of this standard will not have a material effect on our consolidated financial position or results of operations.

  TRANSLATION OF FOREIGN CURRENCIES

     The U.S. dollar is the functional currency of all of our operations except Canada, which uses the Canadian dollar as its functional currency. Currency gains and losses result from the remeasurement of assets and liabilities denominated in currencies other than their functional currency. (See Note 11)

  CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, we define "cash equivalents" as items readily convertible into known amounts of cash with original maturities of three months or less.

                       VERITAS DGC INC. AND SUBSIDIARIES

  RESTRICTED CASH INVESTMENTS

     Restricted cash investments in the amounts of $206,000 and $300,000 at July 31, 2000 and 1999, respectively, were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business.

  ACCOUNTS RECEIVABLE

     Included in accounts and notes receivable at July 31, 2000 and 1999, are unbilled amounts of approximately $52.7 million and $35.2 million, respectively. Such amounts are not billable to the customer at July 31 in accordance with the provisions of the contract and generally will be billed in one to four months.

  INVENTORIES

     Inventories of materials and supplies are stated at the lower of average cost or market.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                           ESTIMATED
                                                          USEFUL LIFE
                                                           IN YEARS
                                                          -----------
Geophysical equipment...................................      3-5
Data processing equipment...............................        3
Geophysical vessels.....................................        5
Leasehold improvements and other........................     3-10

     Expenditures for routine repairs and maintenance are charged to expense as incurred. Planned major maintenance projects such as dry-docking are accrued in advance of the actual cash expenditure. Such accruals were $3.0 million and $2.6 million at July 31, 2000 and 1999, respectively. Expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related asset. The net gain or loss on property and equipment that is disposed is included in other costs and expenses. (See Note 11)

  MULTI-CLIENT DATA LIBRARY

     We collect and process geophysical data for our own account and retain all ownership rights. We license the data to clients on a non-transferable basis. We capitalize associated costs using an estimated sales method. Under that method the amount capitalized equals actual costs incurred less costs attributed to the pre-committed sales contracts, if any, based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. The capitalized cost of multi-client data library is likewise charged to cost of services in the period subsequent sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. For marine surveys, any costs remaining 24 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. For land surveys any costs remaining 36 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. These periods of 48 and 60 months, respectively, represent the periods over which benefits from these surveys are expected to be derived. We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. We have recorded no such losses in the years ended July 31, 2000, 1999 and 1998.

                       VERITAS DGC INC. AND SUBSIDIARIES

  GOODWILL

     For acquisitions accounted for under the purchase method, we record the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized using the straight-line method over a period of 10 to 20 years which approximates the period in which benefits are expected to be derived. We periodically review the carrying value of goodwill in relation to the current and expected operating results of the businesses or joint ventures in order to assess whether there has been a permanent impairment of such amounts.

  MOBILIZATION COST

     Transportation and other expenses incurred prior to commencement of geophysical operations in an area, that would not have been incurred otherwise, are deferred and amortized over the lesser of the term of the related contract or backlog of contracts in that area or one year. Amounts applicable to operations performed for our own account are included in the cost of the multi-client data library. Included in other assets at July 31, 2000 and 1999, are unamortized mobilization costs approximating $2.8 million and $1.2 million, respectively.

  LEASES

     Operating leases include those for office space, specialized geophysical equipment, and our geophysical vessels, which are chartered on a relatively short-term basis.

  REVENUES

     Revenues from the licensing of multi-client data surveys are based upon agreed rates set forth in the contract and are recognized upon delivery of such data. Revenues from contract services are recognized on the percentage-of-completion method measured by the amount of data collected or processed to the total amount of data to be collected or processed or by time incurred to total time expected to be incurred. Revenues generated from external pre-funding of data library projects are recognized on a similar percentage-of-completion method, modified slightly to account for the timing of pre-funding.

  STOCK-BASED COMPENSATION

     We maintain stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the effect on net income and earnings per share of compensation expense that would have been recorded using the fair value based method is reported through disclosure. (See Note 8.)

  EARNINGS PER SHARE

     The computation of earnings per share -- basic is based on the weighted average common shares outstanding (including the exchangeable shares -- see Notes 2 and 10). The computation of earnings per share -- diluted is based upon the weighted average common shares outstanding (including the exchangeable shares) and additional common shares, utilizing the treasury stock method and average market prices, that would have been outstanding if dilutive potential common shares had been issued. (See Note 12.)

                       VERITAS DGC INC. AND SUBSIDIARIES

2. PURCHASE OF ENERTEC RESOURCE SERVICES INC.

     On September 30, 1999, Veritas DGC, Veritas Energy Services Inc. ("VES") and Enertec Resource Services Inc. ("Enertec"), a Canadian company, consummated a business combination (the "Combination") whereby Enertec became a wholly owned subsidiary of VES. As a result of the Combination, each share of Enertec stock was converted into the right to receive VES Class A Exchangeable Series 1 stock (the "Class A shares) at an exchange ratio of 0.345 of a Class A share for each share of Enertec. All of the holders of Enertec common shares became holders of Class A shares and accordingly, 2,437,527 Class A shares were issued. Each Class A share is convertible, at the option of the holder, into one share of common stock of Veritas DGC. Outstanding options to purchase shares of Enertec stock were converted into options to purchase approximately 236,000 shares of common stock of Veritas DGC.

     The total purchase price of Enertec was approximately $28.0 million, comprised of approximately $24.7 million of stock, $0.9 million of our stock options and $2.4 million of business combination costs. The acquisition was accounted for as a purchase with the allocation of purchase price, in accordance with APB 16, yielding approximately $4.9 million of current assets, $13.4 million of property and long-term assets, $2.6 million of liabilities and $12.3 million of goodwill. Goodwill is being amortized over ten years.

     On April 28, 2000 we sold our marine high-resolution survey business, KC Offshore, L.L.C. and its subsidiary Kinco Operating, Inc., to the Racal Corporation for $6.9 million.

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

                                                                  FOR THE YEARS
                                                                 ENDED JULY 31,
                                                              ---------------------
                                                                2000        1999
                                                                ----        ----
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Revenues....................................................  $ 355,467   $ 414,696
Net income before extraordinary item........................  $   5,251   $  16,723
Net income..................................................  $   5,064   $  16,723
Earnings per share:
  Basic
     Net income per common share before extraordinary
       item.................................................  $     .20   $     .66
     Net income per common share............................  $     .20   $     .66
  Diluted
     Net income per common share before extraordinary
       item.................................................  $     .20   $     .66
     Net income per common share............................  $     .19   $     .66

                       VERITAS DGC INC. AND SUBSIDIARIES

3. INVESTMENT IN INDONESIAN JOINT VENTURE

     Below is financial information for our 80% owned Indonesian joint venture (P.T. Digicon Mega Pratama). The joint venture is accounted for under the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control.

                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
Current assets..............................................  $    830   $  1,380
Property and equipment, net.................................       114        314
Multi-client data library...................................     3,070
                                                              --------   --------
          Total assets......................................  $  4,014   $  1,694
                                                              ========   ========
Current liabilities.........................................  $    234   $    438
Advances from affiliates....................................    15,727     12,479
Stockholders' deficit:
  Common stock..............................................     2,576      2,576
  Accumulated deficit.......................................   (14,523)   (13,799)
                                                              --------   --------
          Total stockholders' deficit.......................   (11,947)   (11,223)
                                                              --------   --------
          Total liabilities and stockholders' deficit.......  $  4,014   $  1,694
                                                              ========   ========

                                                               FOR THE YEARS ENDED
                                                                     JULY 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN THOUSANDS)
Revenues...................................................  $1,299   $2,472   $3,346
Costs and expenses:
  Cost of services.........................................   1,658    2,435    2,378
  Depreciation and amortization............................     370      340      316
  Other....................................................     (38)             (320)
                                                             ------   ------   ------
     Total costs and expenses..............................   1,990    2,775    2,374
                                                             ------   ------   ------
Net income (loss)..........................................  $ (691)  $ (303)  $  972
                                                             ======   ======   ======

     During the years ended July 31, 2000, 1999 and 1998, we charged P.T. Digicon $281,000, $157,000 and $368,000, respectively, relating to allocations of corporate administrative expenses and actual expenses incurred by P.T. Digicon for salary cost, insurance and equipment charges. Advances from us to P.T. Digicon of $15.7 million and $12.5 million at July 31, 2000 and 1999, respectively, have no formal repayment terms and do not bear interest.

                       VERITAS DGC INC. AND SUBSIDIARIES

4. LONG-TERM DEBT

     Long-term debt is as follows:

                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
Senior notes due October 2003, at 9 3/4%....................  $135,000   $135,000
Equipment purchase obligations maturing through September
  2000 at 10%...............................................                  251
Equipment purchase obligations maturing through July 2001 at
  8.97%.....................................................       106
                                                              --------   --------
          Total.............................................   135,106    135,251
Less current maturities.....................................       106        240
                                                              --------   --------
          Due after one year................................  $135,000   $135,011
                                                              ========   ========

     The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The senior notes are unsecured and are effectively subordinated to all of our secured debt, with respect to the assets securing such debt, and to all debt of our subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants that limit our ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in our control, as defined in the indenture, each holder of the senior notes has the right to require us to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. We have the right to redeem the senior notes, in whole or part, on or after October 15, 2000. On September 24, 1999, we repurchased $5.5 million of 9 3/4% senior notes on the open market at a price of $5.7 million, resulting in an extraordinary loss of $0.2 million, net of tax. On December 3, 1999, we reissued $1.0 million of 9 3/4% senior notes at a price of $1.0 million. On December 10, 1999, we reissued $4.6 million of 9 3/4% senior notes at a price of $4.7 million.

     We maintain a revolving credit agreement due July 2001 with commercial lenders that provides for advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at July 31, 2000 and bears interest, at our election, at LIBOR plus a margin based on certain financial ratios maintained by us or prime rate. Advances are secured by certain accounts receivable. Covenants in the agreement limit, among other things, our right to take certain actions, including creating indebtedness. In addition, the agreement requires us to maintain certain financial ratios. No advances were outstanding at July 31, 2000 and July 31, 1999, under the credit agreement, although $5.9 million in letters of credit had been issued under the facility.

     Our equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and geophysical equipment.

     Annual maturities of long-term debt for the next five years are as follows:

                                                           ANNUAL
                    FISCAL YEAR                          MATURITIES
                    -----------                          ----------
                                                       (IN THOUSANDS)
2001................................................      $    106
2002................................................
2003................................................       135,000
2004................................................
2005................................................
                                                          --------
          Total.....................................      $135,106
                                                          ========

                       VERITAS DGC INC. AND SUBSIDIARIES

     During the year ended July 31, 2000, we incurred interest costs of $14.1 million. For the years ended July 31, 1999 and 1998, we capitalized $185,000 and $800,000, respectively. No amount was capitalized for the year ended July 31, 2000. The capitalized amount represents costs for leasehold improvements to a chartered vessel.

5. OTHER ACCRUED LIABILITIES

     Other accrued liabilities include the following:

                                                                  JULY 31,
                                                              -----------------
                                                               2000      1999
                                                               ----      ----
                                                               (IN THOUSANDS)
Accrued payroll and benefits................................  $ 9,442   $ 5,518
Deferred revenue............................................  $15,370   $10,717
Accrued taxes other than income.............................  $ 4,255   $12,086

6. INCOME TAXES

     Pretax income was taxed under the following jurisdictions:

                                                         FOR THE YEARS ENDED JULY 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                          ----      ----       ----
                                                                (IN THOUSANDS)
U.S. .................................................   $11,019   $34,560   $ 90,690
Non-U.S. .............................................     1,346    (4,397)     9,514
                                                         -------   -------   --------
          Total.......................................   $12,365   $30,163   $100,204
                                                         =======   =======   ========

     The provision for income taxes consists of the following:

                                                         FOR THE YEARS ENDED JULY 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                          ----      ----       ----
                                                                (IN THOUSANDS)
Current -- U.S. ......................................   $ 5,643   $ 4,916    $36,616
Deferred -- U.S. .....................................    (2,316)    3,939     (5,469)
Current -- Non-U.S. ..................................     3,663     3,742      4,952
Deferred -- Non-U.S. .................................    (1,984)   (3,031)    (1,881)
                                                         -------   -------    -------
          Total.......................................   $ 5,006   $ 9,566    $34,218
                                                         =======   =======    =======

                       VERITAS DGC INC. AND SUBSIDIARIES

     A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of income is as follows:

                                                         FOR THE YEARS ENDED JULY 31,
                                                         ----------------------------
                                                          2000      1999       1998
                                                          ----      ----       ----
                                                                (IN THOUSANDS)
Income tax at the U.S. statutory rate.................   $ 4,328   $10,557    $35,071
Increase (reduction) in taxes resulting from:
  Tax effect resulting from foreign activities........     2,677    (2,708)    (1,158)
  Prior year adjustments..............................    (1,364)      890        670
  State Income Tax....................................       195       474        590
  Other...............................................      (830)      353       (955)
                                                         -------   -------    -------
          Total.......................................   $ 5,006   $ 9,566    $34,218
                                                         =======   =======    =======

     The tax effect resulting from foreign activities category includes non-U.S. earnings taxed at other than the U.S. statutory rate, non-U.S. losses with no tax recovery, foreign tax credits, foreign withholding taxes and U.S. tax on Subpart F income, dividends and foreign branch operations.

     Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows:

                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                                ----       ----
                                                                (IN THOUSANDS)
Deferred tax assets:
  Difference between book and tax basis of property and
     equipment..............................................  $  9,041   $  6,162
  Difference between book and tax basis of multi-client data
     library................................................    20,977     18,107
  Net operating loss carryforwards..........................    35,624     37,121
  Deferred revenues.........................................     5,525        406
  Tax credit carryforwards..................................                   19
                                                              --------   --------
          Total.............................................    71,167     61,815
Deferred tax liabilities....................................      (874)      (617)
                                                              --------   --------
Net deferred tax asset......................................    70,293     61,198
Valuation allowance.........................................   (36,229)   (38,078)
                                                              --------   --------
Net deferred tax asset......................................  $ 34,064   $ 23,120
                                                              --------   --------

     A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carryforwards, with equal and offsetting adjustments to the related deferred tax asset. Should the income projections result in the conclusion that realization of additional deferred tax assets is more likely than not, further adjustments to the valuation allowance are made. Since the quasi-reorganization with respect to Digicon on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. The net reductions in the valuation allowance of $1.8 million during 2000 and $2.7 million in 1999 resulted primarily from recognition of the expected utilization of net operating loss carryforwards generated prior to the quasi-reorganization and the expiration of investment tax credits.

                       VERITAS DGC INC. AND SUBSIDIARIES

     As of July 31, 2000, we had U.S. net operating loss carryforwards of approximately $60.2 million. Approximately $38.7 million of net operating loss carryforwards existed prior to the quasi-reorganization.

The following schedule sets forth the expiration dates of the U.S. and non-U.S. net operating losses.

                                                             U.S. NET    NON-U.S. NET
                                                             OPERATING    OPERATING
FISCAL YEAR                                                    LOSS          LOSS
-----------                                                  ---------   ------------
                                                                  (IN THOUSANDS)
2001.......................................................   $26,906      $   211
2002.......................................................                  1,334
2003.......................................................     4,222        5,274
2004.......................................................     6,355        2,962
2005.......................................................     1,198        1,952
2006.......................................................     1,347        7,457
2007.......................................................     2,505
2008.......................................................
2009.......................................................     4,985          114
2010.......................................................     2,710           21
2011.......................................................     9,986
Indefinite.................................................                 22,579
                                                              -------      -------
          Total............................................   $60,214      $41,904
                                                              =======      =======

     Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits (such as investment tax credits) for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. We performed the required testing and concluded that two "ownership changes" occurred. The first occurred in connection with the issuance of common stock through a public offering we made on January 6, 1992. The utilization of U.S. net operating loss carryforwards existing at the date of the first "ownership change" is limited to approximately $4.0 million per year. The second "ownership change" occurred in 1996 as a result of the stock acquisition of Veritas Energy Services Inc. The utilization of U.S. net operating losses incurred between the first and second ownership changes is limited to approximately $8.9 million per year, which includes the limitation of approximately $4.0 million from the first ownership change. During the years ended July 31, 2000 and 1999, we utilized approximately $8.9 million and $8.9 million of limitation carryover, respectively.

     Non-U.S. operations had net operating loss carryforwards of approximately $41.9 million at July 31, 2000, of which approximately $11.2 million existed prior to the quasi-reorganization. Approximately $13.5 million of the total non-U.S. net operating loss carryforwards are related to United Kingdom operations, have an indefinite carryforward period, and are available to offset future profits in our current trade or business. Approximately $10.2 million of the United Kingdom net operating loss carryforwards existed prior to the quasi-reorganization. Approximately $6.6 million of the total non-U.S. net operating loss carryforwards are related to Oman operations and have a carryforward period of five years.

     We consider the undistributed earnings of our non-U.S. subsidiaries to be permanently reinvested. We have not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if we should sell its stock in the subsidiaries.

                       VERITAS DGC INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENT LIABILITIES

     Total rentals of vessels, equipment and office facilities charged to operations amounted to $57.0 million, $62.5 million and $57.5 million for the years ended July 31, 2000, 1999 and 1998, respectively.

     Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining noncancellable terms of at least one year are as follows:

FISCAL YEAR                                           MINIMUM RENTALS
-----------                                           ---------------
                                                      (IN THOUSANDS)
2001................................................      $34,363
2002................................................       24,134
2003................................................       19,006
2004................................................       16,925
2005................................................       16,826

     The above amounts include rental amounts expected to be incurred under our new office space agreement. Pursuant to the agreement, the developer purchased land from Veritas DGC for $4.2 million, built a 220,000 square foot office complex and will lease the facility to Veritas DGC for fifteen years. We expect to move approximately 500 Houston-based employees into the complex in October 2000.

     During 1993, we purchased occurrence-based workers compensation insurance. The policies for the years ended July 31, 2000 and 1999 were issued under a guaranteed cost program and, accordingly, there were no deductibles. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of any such claims would not have a material adverse impact on our financial position.

8. EMPLOYEE BENEFITS

     We maintain a 401(k) plan in which employees of our majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. Employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 15% of their salary to a maximum of $10,500 per year. Generally, we contribute an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever is less). However, if consolidated pre-tax income for any fiscal year is less than the amount we are required to contribute, we may elect to reduce our contribution, but in no event may we reduce the total contribution to less than 25% of the employee contribution. We may make additional contributions from our current or cumulative net profits in an amount determined by the Board of Directors. Our matching contributions to the 401(k) plan were $821,000 in 2000, $741,000 in 1999 and $679,000 in 1998.

     We have an employee nonqualified stock option plan under which options are granted to officers and key employees. Options generally vest over a period of time and are exercisable over a ten-year from the date of grant. The exercise price for each option is the fair market value of the common stock on the grant date. Our Board of Directors has authorized 3,954,550 shares of common stock to be issued under the plan.

     We also maintain a stock option plan for non-employee directors (the "Director Plan") under which options are granted to our non-employee directors. The Director Plan provides that every year each eligible director is granted one option to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over ten years from the date of grant. The exercise price for

                       VERITAS DGC INC. AND SUBSIDIARIES
each option granted is the fair market value at the date of grant. The Board of Directors has authorized 600,000 shares of common stock to be issued under the Director Plan.

                                                    FOR THE YEAR ENDED JULY 31, 2000
                                             -----------------------------------------------
                                                                                  WEIGHTED
                                                         WEIGHTED    WEIGHTED      AVERAGE
                                                         AVERAGE     AVERAGE     CONTRACTUAL
                                             NUMBER OF   EXERCISE   GRANT DATE      LIFE
                                              SHARES      PRICE     FAIR VALUE    IN YEARS
                                             ---------   --------   ----------   -----------
Beginning balance..........................  1,928,048    $14.43
Options granted............................   576,011     $26.10      $19.88       10.0
Options converted from Enertec.............   236,000     $12.65
Options exercised..........................  (349,056)    $11.70
Options forfeited..........................  (112,441)    $18.15
                                             ---------
          Ending balance...................  2,278,562    $17.43
                                             =========
          Options exercisable..............  1,232,590    $16.38
                                             =========
Options exercisable by range of exercise
  price:
  $ 0.00-$ 5.65............................    15,914     $ 5.25
  $ 5.65-$11.30............................   522,731     $ 9.42
  $11.30-$16.95............................    71,315     $12.63
  $16.95-$22.60............................   379,284     $19.41
  $22.60-$28.25............................   199,494     $26.19
  $28.25-$33.90............................     5,337     $29.18
  $33.90-$39.55............................    24,740     $37.48
  $39.55-$45.20............................     7,173     $42.85
  $45.20-$50.85............................     5,674     $46.29
  $50.85-$56.50............................       928     $54.83
                                             ---------
          Ending balance...................  1,232,590
                                             =========
Ending balance by range of exercise price:
  $ 0.00-$ 5.65............................    15,914     $ 5.25                    4.8
  $ 5.65-$11.30............................   957,815     $10.00                    7.3
  $11.30-$16.95............................    91,395     $12.78                    4.5
  $16.95-$22.60............................   543,697     $19.41                    6.3
  $22.60-$28.25............................   606,698     $26.12                    8.8
  $28.25-$33.90............................     5,850     $29.27                    5.7
  $33.90-$39.55............................    34,584     $37.33                    6.8
  $39.55-$45.20............................    11,816     $43.10                    7.1
  $45.20-$50.85............................     8,935     $46.55                    7.2
  $50.85-$56.50............................     1,858     $54.83                    7.7
                                             ---------
          Ending balance...................  2,278,562
                                             =========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                             FOR THE YEAR ENDED JULY 31, 1999
                                             ---------------------------------
                                                         WEIGHTED    WEIGHTED
                                                         AVERAGE     AVERAGE
                                             NUMBER OF   EXERCISE   GRANT DATE
                                              SHARES      PRICE     FAIR VALUE
                                             ---------   --------   ----------
Beginning balance..........................  1,022,539    $18.00
Options granted............................  1,019,824    $11.08      $7.55
Options exercised..........................   (23,883)    $ 9.81
Options forfeited..........................   (90,432)    $18.91
                                             ---------
          Ending balance...................  1,928,048    $14.43
                                             =========
          Options exercisable..............   789,781     $14.15
                                             =========

                                             FOR THE YEAR ENDED JULY 31, 1998
                                             ---------------------------------
                                                         WEIGHTED    WEIGHTED
                                                         AVERAGE     AVERAGE
                                             NUMBER OF   EXERCISE   GRANT DATE
                                              SHARES      PRICE     FAIR VALUE
                                             ---------   --------   ----------
Beginning balance..........................  1,276,364    $15.18
Options granted............................   133,426     $30.95      $21.41
Options exercised..........................  (326,733)    $11.94
Options forfeited..........................   (60,518)    $19.78
                                             ---------
          Ending balance...................  1,022,539    $18.00
                                             =========
          Options exercisable..............   366,482     $12.38
                                             =========

     The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

                                                               FOR THE YEARS ENDED
                                                                    JULY 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Risk-free interest rate.....................................   5.9%    5.5%    6.1%
Expected volatility.........................................  62.3%   49.7%   49.6%
Expected life in years......................................  10.0    10.0    10.0

     On November 1, 1997, we initiated a compensatory employee stock purchase plan for up to 500,000 shares of common stock. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price which is the lower of 85% of the market price on the first or last day of the fiscal quarter. During the year ended July 31, 2000, 130,744 shares of common stock were issued with a weighted average grant date fair value of $13.57 per share. During the year ended July 31, 1999, 142,490 shares of common stock were issued with a weighted average grant date fair value of $14.71 per share.

     On June 9, 1998, we initiated a restricted stock plan. This plan was amended and restated on March 7, 2000 for available shares of 173,975. The eligibility of an employee and the terms and amount of the grant are determined by the Board of Directors' Compensation Committee. In addition, we have issued restricted stock in conjunction with certain employment agreements.

                       VERITAS DGC INC. AND SUBSIDIARIES

     These tables represent the restricted shares issued for fiscal 2000 and 1999.

                                  YEAR ENDED JULY 31, 2000
--------------------------------------------------------------------------------------------
                                                                       WEIGHTED
                    NUMBER OF                                        AVERAGE GRANT   VESTING
                  SHARES GRANTED                      GRANT DATE         PRICE       PERIOD
                  --------------                      ----------     -------------   -------
5,000.............................................  September 1999      $19.06       5 Years
2,000.............................................  September 1999      $20.00       3 Years
2,250.............................................  October 1999        $19.88       3 Years
25,000............................................  January 2000        $17.19       3 Years*
1,000.............................................  March 2000          $25.63       3 Years
11,173............................................  March 2000          $26.19        1 Year
3,000.............................................  May 2000            $22.88       3 Years
1,500.............................................  June 2000           $26.00       3 Years
1,000.............................................  July 2000           $24.56       3 Years

* Vested upon resignation of former chief executive officer

                                  YEAR ENDED JULY 31, 1999
--------------------------------------------------------------------------------------------
                                                                       WEIGHTED
                    NUMBER OF                                        AVERAGE GRANT   VESTING
                  SHARES GRANTED                      GRANT DATE         PRICE       PERIOD
                  --------------                      ----------     -------------   -------
1,500.............................................  August 1998         $27.81       3 Years
25,579............................................  March 1999          $11.31        1 Year

     Compensation expense relating to the stock-based compensation plans described above was $1.1 million, $466,000 and $506,000 for the years ended July 31, 2000, 1999 and 1998, respectively. The effect on net income and earnings per share that would have been recorded using the fair value based method as required by SFAS 123 is as follows:

                                                                FOR THE YEARS ENDED JULY 31,
                                                              ---------------------------------
                                                               2000         1999         1998
                                                               ----         ----         ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Reported net income.........................................  $6,481      $20,294      $66,958
Pro forma net income........................................  $  303      $17,215      $64,498
Reported net income per common share -- basic...............  $  .25      $   .89      $  2.96
Pro forma earnings per common share -- basic................  $  .01      $   .76      $  2.85
Reported net income per common share -- diluted.............  $  .25      $   .88      $  2.87
Pro forma earnings per common share -- diluted..............  $  .01      $   .75      $  2.77

     The effect on net income and earnings per share may not be representative of the effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

     We maintain a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in the United Kingdom. Monthly contributions by employees are equal to 4% of their salaries. We provide an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually in line with inflation subject to a maximum of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a

                       VERITAS DGC INC. AND SUBSIDIARIES
participant. Pension Plan assets consist mainly of investments in marketable securities which are held and managed by an independent trustee. The net periodic pension costs are as follows:

                                                               FOR THE YEARS ENDED
                                                                     JULY 31,
                                                               -------------------
                                                              2000     1999     1998
                                                              ----     ----     ----
                                                                  (IN THOUSANDS)
Service costs (benefits earned during the period)..........  $  622   $  578   $  457
Interest costs on projected benefit obligation.............     733      581      441
Actual return on plan assets...............................    (856)    (491)    (695)
Net amortization and deferral..............................     555      159      224
                                                             ------   ------   ------
          Net periodic pension costs.......................  $1,054   $  827   $  427
                                                             ======   ======   ======

     The funded status of the Pension Plan is as follows:

                                                                  JULY 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Plan assets at fair value...................................  $ 8,543   $ 7,573
Projected benefit obligation:
Actuarial present value of accumulated vested benefit
  obligations...............................................   10,927    10,060
Effect of future salary increases...........................      512     2,420
                                                              -------   -------
          Total projected benefit obligation................   11,439    12,480
Projected benefit obligation in excess of plan assets.......   (2,896)   (4,907)
Unrecognized net loss.......................................    1,570     2,948
                                                              -------   -------
          Pension liability.................................  $(1,326)  $(1,959)
                                                              =======   =======

     The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

                                                               FOR THE YEARS ENDED
                                                                    JULY 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Discount rate...............................................   6.0%    6.0%    6.5%
Rates of increase in compensation levels....................   4.0%    4.0%    4.5%
Expected long-term rate of return on assets.................   6.5%    6.5%    7.0%

                       VERITAS DGC INC. AND SUBSIDIARIES

     The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

                                                                  JULY 31,
                                                              -----------------
                                                               2000      1999
                                                               ----      ----
                                                               (IN THOUSANDS)
Benefit obligation at beginning of year.....................  $12,480   $ 8,892
Service cost................................................      622       578
Interest cost...............................................      733       581
Contributions by plan participants..........................      255       249
Actuarial gains and losses..................................       92     2,237
Benefits paid...............................................      (38)      (57)
Foreign currency exchange rate changes......................     (807)
Plan amendments.............................................   (1,898)
                                                              -------   -------
Benefit obligation at end of year...........................  $11,439   $12,480
                                                              =======   =======
Fair value of plan assets at beginning of year..............  $ 7,573   $ 6,443
Actual return on plan assets................................      856       491
Employer contribution.......................................      461       447
Plan participants' contributions............................      255       249
Benefits paid...............................................      (38)      (57)
Foreign currency exchange rate changes......................     (564)
                                                              -------   -------
Fair value of plan assets at end of year....................  $ 8,543   $ 7,573
                                                              =======   =======

9. UNREALIZED LOSS ON INVESTMENTS -- AVAILABLE FOR SALE

     In April 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long-term note receivable bearing 18% interest. Effective October 15, 2000, the note will bear interest at 9 3/4%. Interest is paid in Miller common stock warrants, with an exercise price of $0.01 per share, in advance, at six month intervals. In addition, we exchanged an account receivable from Brigham Exploration Company ("Brigham"), a publicly traded company, for shares of Brigham common stock. The cost basis of the investments available for sale is determined by the fair market value on the date received.

                                                                     JULY 31,
                                           -------------------------------------------------------------
                                                       2000                            1999
                                           -----------------------------   -----------------------------
                                            COST    UNREALIZED     FAIR     COST    UNREALIZED     FAIR
                                           BASIS    (LOSS)/GAIN   VALUE    BASIS    (LOSS)/GAIN   VALUE
                                           -----    -----------   -----    -----    -----------   -----
Brigham common stock.....................  $4,099     $(1,411)    $2,688   $3,809     $(1,143)    $2,666
Miller warrants..........................   1,500        (204)     1,296      419         586      1,005
                                           ------     -------     ------   ------     -------     ------
         Total...........................  $5,599     $(1,615)    $3,984   $4,228     $  (557)    $3,671
                                           ======     =======     ======   ======     =======     ======

10. COMMON AND PREFERRED STOCK AND SPECIAL VOTING STOCK AND EXCHANGEABLE SHARES

     The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value, $.01, in one or more series and determine the voting rights, preferences as to dividends and in liquidation and the conversion and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 2000.

                       VERITAS DGC INC. AND SUBSIDIARIES

     On May 27, 1997, our Board of Directors declared a distribution of one right for each outstanding share of common stock or Exchangeable Stock to shareholders of record at the close of business on June 12, 1997 and designated 400,000 shares of the authorized preferred stock as a class to be distributed under a shareholder rights agreement. Upon the occurrence of certain events enumerated in the shareholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of our preferred stock or the common stock of an acquiring company. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire us. The rights expire on May 15, 2007 and may be redeemed prior to that date.

     Two shares of special voting stock of Veritas DGC are authorized and outstanding, each as a series of common shares. One special voting share was issued in connection with the combination of Digicon Inc. (Veritas DGC's former name) and Veritas Energy Services Inc. in August of 1996. The other special voting share was issued in connection with the combination of Veritas DGC, Veritas Energy Services and Enertec Resources Inc. in September 1999.

     These special voting shares possess a number of votes equal to the number of outstanding Veritas Energy Services exchangeable shares and Veritas Energy Services class A exchangeable shares, series 1 that are not owned by Veritas DGC or any of its subsidiaries. Such exchangeable shares were issued to the former stockholders of Veritas Energy Services and Enertec Resources in business combinations with Veritas DGC. In any matter submitted to Veritas DGC stockholders for a vote, each holder of a Veritas Energy Services exchangeable share has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Veritas Energy Services special voting share for each Veritas Energy Services exchangeable share owned by the holder. Likewise, each holder of a Veritas Energy Services class A exchangeable share, series 1 has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Enertec special voting share for each Veritas Energy Services class A exchangeable shares, series 1 owned by the holder. The Veritas Energy Services exchangeable shares and the Veritas Energy Services class A exchangeable shares, series 1 are convertible on a one-for-one basis into shares of the common stock and, when coupled with the voting rights afforded by the special voting shares, have rights virtually identical to Veritas DGC common stock.

11. OTHER COSTS AND EXPENSES

     Other costs and expenses consist of the following:

                                                              FOR THE YEARS ENDED
                                                                    JULY 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                            ----      ----      ----
                                                                 (IN THOUSANDS)
Net foreign currency exchange (gains) losses.............  $    99   $(1,845)  $2,333
Net loss on disposition of property and equipment........      316       849    1,549
Interest income..........................................   (3,637)   (4,210)  (4,220)
Other....................................................      (47)      156
                                                           -------   -------   ------
          Total..........................................  $(3,269)  $(5,050)  $ (338)
                                                           =======   =======   ======

                       VERITAS DGC INC. AND SUBSIDIARIES

12. EARNINGS PER COMMON SHARE

     Earnings per common share -- basic and earnings per common share -- diluted are computed as follows:

                                                                  FOR THE YEARS ENDED
                                                                       JULY 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                               ----      ----      ----
                                                               (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Net income before extraordinary item........................  $ 6,668   $20,294   $66,958
Extraordinary loss on debt repurchase.......................     (187)
                                                              -------   -------   -------
Net income..................................................  $ 6,481   $20,294   $66,958
                                                              =======   =======   =======
Basic:
  Weighted average common shares (including exchangeable
     shares)................................................   25,485    22,733    22,594
  Net income per common share before extraordinary item.....  $   .26   $   .89   $  2.96
  Net loss per common share from extraordinary item.........     (.01)
                                                              -------   -------   -------
  Net income per share......................................  $   .25   $   .89   $  2.96
                                                              =======   =======   =======
Diluted:
  Weighted average common shares (including exchangeable
     shares)................................................   25,485    22,733    22,594
  Shares issuable from assumed conversion of:
     Options................................................      629       268       721
                                                              -------   -------   -------
          Total.............................................   26,114    23,001    23,315
                                                              =======   =======   =======
  Net income per common share before extraordinary item.....  $   .26   $   .88   $  2.87
  Net loss per common share from extraordinary item.........     (.01)
                                                              -------   -------   -------
  Net income per share......................................  $   .25   $   .88   $  2.87
                                                              =======   =======   =======

     The following options to purchase common shares have been excluded from the computation assuming dilution for the years ended July 31, 2000, 1999 and 1998 because the options' exercise price exceeded the average market price of the underlying common shares.

                                                  FOR THE YEARS ENDED JULY 31,
                                             --------------------------------------
                                                2000          1999          1998
                                                ----          ----          ----
Number of options..........................   1,236,590         807,992      22,810
Exercise price range.......................  $20 1/4-$55 1/8 $16 7/8-$56 1/2 $42-$56 1/2
Expiring through...........................  March 2010   November 2008   July 2008

13. SEGMENT AND GEOGRAPHICAL INFORMATION

     We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated as they are so similar in their

                       VERITAS DGC INC. AND SUBSIDIARIES
economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below.

                                                            FOR THE YEAR ENDED JULY 31, 2000
                                                            ---------------------------------
                                                            SEGMENTS    CORPORATE     TOTAL
                                                            --------    ---------     -----
                                                                 (DOLLARS IN THOUSANDS)
Revenue...................................................  $353,079                 $353,079
Costs and expenses including joint venture................  302,317     $ 39,088      341,405
Net income (loss) before income tax.......................   50,762      (39,088)      11,674
Total assets..............................................  530,119       81,689      611,808

                                                            FOR THE YEAR ENDED JULY 31, 1999
                                                            ---------------------------------
                                                            SEGMENTS    CORPORATE     TOTAL
                                                            --------    ---------     -----
                                                                 (DOLLARS IN THOUSANDS)
Revenue...................................................  $388,905                 $388,905
Costs and expenses including joint venture................  324,841     $ 34,204      359,045
Net income (loss) before income tax.......................   64,064      (34,204)      29,860
Total assets..............................................  456,401       85,445      541,846

                                                            FOR THE YEAR ENDED JULY 31, 1998
                                                            ---------------------------------
                                                            SEGMENTS    CORPORATE     TOTAL
                                                            --------    ---------     -----
                                                                 (DOLLARS IN THOUSANDS)
Revenue...................................................  $528,959                 $528,959
Costs and expenses including joint venture................  393,822     $ 33,961      427,783
Net income (loss) before income tax.......................  135,137      (33,961)     101,176
Total assets..............................................  419,179       59,311      478,490

     This table presents consolidated revenues by country based on the location of the use of the product or service for the years ended July 31, 2000, 1999 and 1998:

                                                            FOR THE YEARS ENDED
                                                                  JULY 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Geographic areas:
  United States......................................  $130,872   $203,667   $280,765
  Canada.............................................    95,686     32,325     47,059
  Latin America......................................    41,480     61,187     93,494
  Europe.............................................    35,388     35,850     51,089
  Middle East/Africa.................................    27,012     20,785     14,090
  Asia Pacific.......................................    22,641     35,091     42,462
                                                       --------   --------   --------
          Total......................................  $353,079   $388,905   $528,959
                                                       ========   ========   ========

                       VERITAS DGC INC. AND SUBSIDIARIES

     This table presents long-lived assets by country based on the location of the asset.

                                                            FOR THE YEARS ENDED
                                                                  JULY 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Geographic areas:
  United States......................................  $ 93,464   $104,594   $ 80,929
  Asia Pacific.......................................    17,056     16,186     21,974
  Canada.............................................    14,560      6,609     13,008
  Europe.............................................    11,253     11,877     39,780
  Latin America......................................     6,588     10,246     10,893
  Middle East/Africa.................................     3,657      6,859      8,336
                                                       --------   --------   --------
          Total......................................  $146,578   $156,371   $174,920
                                                       ========   ========   ========

     In fiscal 2000 and 1998, no customer accounted for 10% or more of total revenue. In fiscal 1999 Royal Dutch/Shell and its subsidiaries accounted for about 12% of our revenue.

     We generate our revenue in the exploration and production ("E&P") sector of the petroleum industry and, therefore, are subject to fluctuations in E&P spending. E&P spending is directly related to the prices of oil and gas which are subject to wide and relatively unpredictable variations.

14. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                                     FOR THE YEAR ENDED JULY 31, 2000
                                           -----------------------------------------------------
                                           1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                           -----------   -----------   -----------   -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................................   $ 68,677      $ 91,023      $ 93,742      $ 99,637
Gross profit.............................   $ 25,936      $ 30,439      $ 30,811      $ 33,527
Net income (loss) before extraordinary
  item...................................   $   (580)     $  1,170      $  2,539      $  3,539
Net income (loss)........................   $   (767)     $  1,170      $  2,539      $  3,539
Net income (loss) per common
  share -- basic, before extraordinary
  item...................................   $   (.02)     $    .05      $    .10      $    .13
Net income (loss) per common share --
  diluted, before extraordinary item.....   $   (.02)     $    .05      $    .09      $    .13
Net income (loss) per common
  share -- basic.........................   $   (.03)     $    .05      $    .10      $    .13
Net income (loss) per common
  share -- diluted.......................   $   (.03)     $    .05      $    .09      $    .13

                                                    FOR THE YEAR ENDED JULY 31, 1999
                                          -----------------------------------------------------
                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................   $146,799      $101,652      $ 74,610      $ 65,844
Gross profit............................   $ 45,032      $ 33,358      $ 27,194      $ 25,014
Net income..............................   $ 13,622      $  5,436      $    505      $    731
Net income per common share -- basic....   $    .60      $    .24      $    .02      $    .03
Net income per common
  share -- diluted......................   $    .60      $    .24      $    .02      $    .03

     Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

                       VERITAS DGC INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II

                                                       FOR THE YEARS ENDED JULY 31,
                                                      -------------------------------
                                                       2000        1999        1998
                                                       ----        ----        ----
                                                          (DOLLARS IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Beginning.........................................  $ 3,038     $ 1,248     $   646
  Expenses/(Adjustments)............................     (914)(1)   1,415         602
  Writeoffs.........................................                  375
  Recovery..........................................     (375)
                                                      -------     -------     -------
  Ending............................................  $ 1,749     $ 3,038     $ 1,248
                                                      =======     =======     =======
ACCRUED DRY DOCK
  Beginning.........................................  $ 2,621     $ 1,565
  Additions.........................................    3,295       2,724     $ 1,964
  Reduction.........................................   (2,894)     (1,683)       (399)
  Other.............................................      (64)         15
                                                      -------     -------     -------
  Ending............................................  $ 2,958     $ 2,621     $ 1,565
                                                      =======     =======     =======
TAX VALUATION ALLOWANCE
  Beginning.........................................  $38,078     $40,805     $42,484
  Projected utilization of net operating
     carryforwards..................................   (1,849)     (2,727)     (1,679)
                                                      -------     -------     -------
  Ending............................................  $36,229     $38,078     $40,805
                                                      =======     =======     =======

---------------
(1) Estimate was revised due to improved collections of past due receivables.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference to the material to appear under the headings "Election of Directors -- Nominees" and "Other Information -- Executive Officer Tenure and Identification" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the material to appear under the heading "Other Information -- Executive Compensation" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material to appear under the headings "Election of Directors" and "Other Information -- Certain Stockholders" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material to appear under the heading "Other Information -- Certain Transactions" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                            CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NUMBER
                                                              -----------
Report of Independent Accountants...........................        14
Consolidated Statements of Income and Comprehensive Income
  for the Three Years Ended July 31, 2000...................        15
Consolidated Balance Sheets as of July 31, 2000 and 1999....        16
Consolidated Statements of Cash Flows for the Three Years
  Ended July 31, 2000.......................................        17
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended July 31, 2000...................        19
Notes to Consolidated Financial Statements..................        20
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................        39

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedule II -- Valuation and Qualifying Accounts appears on page 39. All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

            FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 2000

     No Form 8-K reports were filed during the quarter ended July 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 27th day of September, 2000.

                                            VERITAS DGC INC.

                                            By:     /s/ DAVID B. ROBSON
                                              ----------------------------------
                                                       David B. Robson
                                                  (Chairman of the Board and
                                                   Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 27th day of September, 2000.


             /s/ DAVID B. ROBSON                Chairman of the Board and Chief Executive
---------------------------------------------     Officer, Director
               David B. Robson

            /s/ STEPHEN J. LUDLOW               Vice Chairman, Director
---------------------------------------------
              Stephen J. Ludlow

            /s/ TIMOTHY L. WELLS                President and Chief Operating Officer
---------------------------------------------
              Timothy L. Wells

             /s/ ANTHONY TRIPODO                Executive Vice President, Chief Financial
---------------------------------------------     Officer and Treasurer
               Anthony Tripodo

           /s/ CLAYTON P. CORMIER               Director
---------------------------------------------
             Clayton P. Cormier

          /s/ LAWRENCE C. FICHTNER              Director
---------------------------------------------
            Lawrence C. Fichtner

             /s/ JAMES R. GIBBS                 Director
---------------------------------------------
               James R. Gibbs

            /s/ STEVEN J. GILBERT               Director
---------------------------------------------
              Steven J. Gilbert

            /s/ BRIAN F. MACNEILL               Director
---------------------------------------------
              Brian F. MacNeill

                /s/ JAN RASK                    Director
---------------------------------------------
                  Jan Rask

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3-A           -- Restated Certificate of Incorporation with amendments Of
                            Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to
                            Veritas DGC Inc.'s Current Report on Form 8-K dated
                            September 16, 1996 is incorporated herein by reference.)
           3-B           -- Certificate of Ownership and Merger of New Digicon Inc.
                            And Digicon Inc. (Exhibit 3-B to Digicon Inc.'s
                            Registration Statement No. 33-43873 dated November 12,
                            1991 Is incorporated herein by reference.)
           3-C           -- By-laws of New Digicon Inc. dated June 24, 1991. (Exhibit
                            3-C to Digicon Inc.'s Registration Statement No. 33-43873
                            dated November 12, 1991 is incorporated herein by
                            Reference.)
           3-D           -- Certificate of Amendment to Restated Certificate of
                            Incorporation of Veritas DGC Inc. dated September 30,
                            1999. Incorporation of Veritas DGC Inc. dated September
                            30, 1999. (Exhibit 3-D to Veritas DGC Inc.'s For 10-K for
                            the year ended July 31, 1999 is incorporated herein by
                            reference.)
           3-F           -- By-laws of Veritas DGC Inc. as amended and restated March
                            7, 2000 (Exhibit 3-E to Veritas DGC Inc.'s Form 10-Q for
                            the quarter ended January 31, 2000 is incorporated herein
                            by reference)
           4-A           -- Specimen certificate for Senior Notes (Series A).
                            (Included as part of Section 2.2 of Exhibit 4-B to
                            Veritas DGC Inc.'s Registration Statement No. 333-12481
                            dated September 20, 1996 is incorporated herein by
                            reference.)
           4-B           -- Form of Trust Indenture relating to the 9 3/4% Senior
                            Notes due 2003 of Veritas DGC Inc. between Veritas DGC
                            Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to
                            Veritas DGC Inc.'s Registration Statement No. 333-12481
                            dated September 20, 1996 is incorporated herein by
                            reference.)
           4-C           -- Specimen Veritas DGC Inc. Common Stock certificate.
                            (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year
                            ended July 31, 1996 is incorporated herein by reference.)
           4-D           -- Rights Agreement between Veritas DGC Inc. and ChaseMellon
                            Shareholder Services, L.L.C. dated as of May 15, 1997.
                            (Exhibit 4.1 to Veritas DGC Inc.'s Current Report on form
                            8-K filed May 27, 1997 is incorporated herein by
                            reference.)
           4-E           -- Form of Restricted Stock Grant Agreement. (Exhibit 4.8 to
                            Veritas DGC Inc.'s Registration Statement No. 333-48953
                            dated March 31, 1998 is incorporated herein by
                            reference.)
           4-F           -- Restricted Stock Plan as amended and restated March 7,
                            2000. (Exhibit 4-F to Veritas DGC Inc.'s Form 10-Q for
                            the quarter ended April 30, 2000 is incorporated herein
                            by reference.)
           4-G           -- Key Contributor Incentive Plan as amended and restated
                            March 9, 1999. (Exhibit 4.9 to Veritas DGC Inc.'s
                            Registration Statement No. 333-74305 dated March 12, 1999
                            Is incorporated herein by reference.)
           4-H           -- Specimen for Senior Notes (Series C). (Exhibit 4-K to
                            Veritas DGC Inc.'s Form 10-Q for the quarter ended
                            January 31, 1999 is incorporated herein by reference.)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           4-I           -- Indenture relating to the 9 3/4% Senior Notes due 2003,
                            Series B and Series C of Veritas DGC Inc. between Veritas
                            DGC Inc. and State Street Bank and Trust Company dated
                            October 28, 1998. (Exhibit 4.3 to Veritas DGC Inc.'s
                            Current Report on Form 8-K dated November 12, 1998 is
                            incorporated herein by reference.)
           9-A           -- Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and The
                            R-M Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s
                            Current Report on Form 8-K dated September 16, 1996 is
                            incorporated herein by reference.)
           9-B           -- Voting and Exchange Trust Agreement dated September 30,
                            1999 among Veritas DGC Inc., Veritas Energy Services Inc.
                            and CIBC Mellon Trust Company.
          10-A           -- Support Agreement dated August 30, 1996 between Digicon
                            Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of
                            Veritas DGC Inc.'s Current Report on Form 8-K dated
                            August 30, 1996 is incorporated herein by reference.)
          10-B           -- 1992 Non-Employee Director Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-B to Veritas DGC
                            Inc.'s Form 10-Q for the quarter ended April 30, 2000 is
                            incorporated herein by reference.)
          10-C           -- 1992 Employee Nonqualified Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-C to Veritas DGC
                            Inc.'s Form 10-Q for the quarter ended April 30, 2000 is
                            incorporated herein by reference.)
          10-D           -- 1997 Employee Stock Purchase Plan. (Exhibit 4.1 to
                            Veritas DGC Inc.'s Registration Statement No. 333-38377
                            dated October 21, 1997 is incorporated herein by
                            reference.)
          10-E           -- Restricted Stock Agreement dated April 1, 1997 between
                            Veritas DGC Inc. and Anthony Tripodo. (Exhibit 10-O to
                            Veritas DGC Inc.'s Form 10-K for the year ended July 31,
                            1997 is incorporated herein by reference.)
          10-F           -- Employment Agreement executed by David B. Robson.
                            (Exhibit 10-L to Veritas Inc.'s Form 10-K for the year
                            Ended July 31, 1997 is incorporated herein by reference.)
          10-G           -- Employment Agreement executed by Stephen J. Ludlow.
                            (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the
                            quarter ended April 30, 1997 is incorporated herein by
                            reference.)
          10-H           -- Employment Agreement executed by Anthony Tripodo.
                            (Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for the
                            quarter ended April 30, 1997 is incorporated herein by
                            reference.)
          10-I           -- Employment Agreement executed by Rene M.J. VandenBrand.
                            (Exhibit 10-N to Veritas DGC Inc.'s Form 10-K for the
                            year ended July 31, 1997 is incorporated herein by
                            reference.)
          10-J           -- Employment Agreement executed by Timothy L. Wells.
                            (Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for the
                            year ended July 31, 1999.)
          10-K           -- Credit Agreement among Veritas DGC Inc., as borrower, and
                            Bank One, Texas, N.A., as issuing bank, as a bank and
                            agent for the banks, and the banks therein named dated
                            November 1, 1999. (Exhibit 10-N to Veritas DGC Inc.'s
                            Form 10-Q for the quarter ended October 31, 1999 is
                            incorporated herein by reference.)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10-L           -- Sales agency agreement between Veritas DGC Inc. and Paine
                            Webber Incorporated, dated October 26, 1999. (Exhibit
                            10-N to Veritas DGC Inc.'s Form 10-Q for the quarter
                            ended October 31, 1999 is incorporated herein by
                            reference.)
          10-M           -- Form of Indemnity Agreement between Veritas DGC Inc. and its executive officers and directors as amended and
                            restated March 7, 2000. (Exhibit 10-M to Veritas DGC
                            Inc.'s Form 10-Q for the quarter ended April 30, 2000 is
                            incorporated herein by reference.)
          10-N           -- Employee Agreement executed by Richard C. White. (Exhibit
                            10-Q to Veritas DGC Inc.'s Form 10-Q for the quarter
                            ended January 31, 2000 is incorporated herein by
                            reference.)
          10-O           -- Indemnity Agreement between Veritas DGC Inc. and Richard
                            C. White. (Exhibit 10-O to Veritas DGC Inc.'s Form 10-Q
                            for the quarter ended April 30, 2000 is incorporated
                            herein by reference.)
         *21             -- Subsidiaries of the Registrant.
         *23             -- Consent of PricewaterhouseCoopers LLP.
         *27             -- Financial Data Schedule for the year ended July 31, 2000.
                            (Filed electronically herewith.)

---------------

*  Filed herewith