Form 10-K/A
period 2000-07-31
VERITAS DGC INC
filed 2000-09-29
CIK 28866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                  FORM 10-K/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $463,830,582 as of August 31, 2000.


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

     The registrant's proxy statement to be filed in connection with the registrant's 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

We are filing this 10K/A to correct the market value of the voting stock held by non-affiliates as of August 31, 2000. This information is contained on the front cover of the 10K.

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