Form 10-Q
period 2000-10-31
VERITAS DGC INC
filed 2000-12-13
CIK 28866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          Commission file number 1-7427

                                VERITAS DGC INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       76-0343152
     (the or other jurisdiction of                         (I.R.S. Employer
     incorporation of organization)                       Identification No.)

           10300 TOWN PARK
           HOUSTON, TEXAS                                         77072
(Address of principal executive offices)                       (Zip Code)

                                 (832) 351-8300
              (Registrant's telephone number, including area code)

                             3701 KIRBY DRIVE, #112
                              HOUSTON, TEXAS 77098
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares of the Company's common stock, $.01 par value, outstanding at November 30, 2000 was 30,556,287 (including 1,824,756 Veritas Energy Services Inc. exchangeable which are identical to the Common Stock in all material respects).

================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income and Comprehensive
                  Income - For the Three Months Ended October 31,
                  2000 and 1999                                           1

                Consolidated Balance Sheets - October 31, 2000 and
                  July 31, 2000                                           2

                Consolidated Statements of Cash Flows -
                  For the Three Months Ended October 31, 2000 and 1999    3

                Notes to Consolidated Financial Statements                5

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                     9

             Item 3.   Quantitative and Qualitative Disclosures
                        Regarding Market Risk                            11


PART II.     Other Information

             Item 6.   Exhibits and Reports on Form 8-K                  12

             Signatures                                                  15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    UNAUDITED




                                                                                 THREE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                              ---------     ---------
                                                                                2000           1999
                                                                              ---------     ---------
                                                                                   (In thousands)

          REVENUES                                                            $ 111,299      $  68,677

          COSTS AND EXPENSES:
            Cost of services                                                     76,168         42,741
            Research and development                                              2,169          1,962
            Depreciation and amortization                                        17,105         18,378
            Selling, general & administrative                                     5,503          3,443
            Interest expense                                                      3,516          3,491
            Other income                                                         (1,527)          (979)
                                                                              ---------     ---------
                     Total costs and expenses                                   102,934         69,036

          Income (loss) before provision for income taxes and equity in
            loss of joint venture                                                 8,365           (359)
          Provision (benefit) for income taxes                                    3,346            (15)
          Equity in loss of  joint venture                                           11            236
                                                                              ---------      ---------
          Net income (loss) before extraordinary charge                           5,008           (580)
          Extraordinary loss on debt repurchase (net of tax, $95)                                  187
                                                                              ---------      ---------
          Net income (loss)                                                   $   5,008      $    (767)

          Other comprehensive income (loss) (net of tax - $0 in both periods)
            Foreign currency translation adjustments                             (1,904)           572
            Unrealized gain (loss) on investments-available for sale              2,337         (1,347)
                                                                              ---------      ---------
          Comprehensive income (loss)                                         $   5,441      $  (1,542)
                                                                              =========      =========
          PER SHARE:
          BASIC
            Net income (loss) per common share before extraordinary item            .18      $    (.02)
            Net loss per common share from extraordinary item                                     (.01)
                                                                              ---------      ---------
               Net income (loss) per common share                             $     .18      $    (.03)
                                                                              =========      =========
               Weighted average common shares                                    27,795         23,633
                                                                              =========      =========

          DILUTED
            Net income (loss) per common share before extraordinary item      $     .18      $    (.02)
            Net loss per common share from extraordinary item                                     (.01)
                                                                              ---------      ---------
               Net income (loss) per common share                             $     .18      $    (.03)
                                                                              =========      =========
               Weighted average common shares                                    28,584         24,183
                                                                              =========      =========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                OCTOBER 31,       JULY 31,
                                                                                  2000              2000
                                                                               -------------     ----------
                                                                                Unaudited
                                                                                        (In thousands)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                    $   90,391        $   43,154
  Restricted cash investments                                                         208               206
  Accounts and notes receivable
    (net of allowance:  October $1,744; July $1,749)                              143,604           117,242
  Materials and supplies inventory                                                  4,783             5,055
  Prepayments and other                                                            13,825             6,435
  Investments-available for sale                                                    6,321             3,984
                                                                               ----------        ----------
     Total current assets                                                         259,132           176,076

Property and equipment                                                            402,884           409,284
  Less accumulated depreciation                                                   266,722           262,706
                                                                               ----------        ----------
     Property and equipment - net                                                 136,162           146,578

Multi-client data library                                                         251,932           231,274
Investment in and advances to joint venture                                         1,938             1,949
Goodwill (net of accumulated amortization:  October $5,324;
  July $4,984)                                                                     10,528            11,064
Deferred tax asset                                                                 34,892            34,064
Long term notes receivable
  (net of allowance: $1,000 in both periods)                                        3,576             3,579
Other assets                                                                       10,020             7,224
                                                                               ----------        ----------
     Total                                                                     $  708,180        $  611,808
                                                                               ==========        ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                         $       82        $      106
  Accounts payable - trade                                                         38,533            37,434
  Accrued interest                                                                    564             3,856
  Other accrued liabilities                                                        39,916            39,620
  Income taxes payable                                                              5,637             2,116
                                                                               ----------        ----------
     Total current liabilities                                                     84,732            83,132

Non-current liabilities:
  Long-term debt - less current maturities                                        135,000           135,000
  Other non-current liabilities                                                    10,845            10,732
                                                                               ----------        ----------
     Total non-current liabilities                                                145,845           145,732

Stockholders' equity:
  Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
  Common stock, $.01 par value; authorized: 40,000,000 shares;
    issued:  28,695,597 shares at October and 25,069,834 shares at July
    (excluding exchangeable shares of 1,825,773 at October and 2,014,205
    at July)                                                                          287               251
Additional paid-in capital                                                        358,376           269,355
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)           126,141           121,133
Accumulated comprehensive income:
  Cumulative foreign currency translation adjustment                               (5,675)           (3,771)
  Unrealized gain (loss) on investments-available for sale                            722            (1,615)
Unearned compensation                                                                (436)             (597)
Treasury stock, at cost:  104,175 shares in both periods                           (1,812)           (1,812)
                                                                               ----------        ----------
Total stockholders' equity                                                        477,603           382,944
                                                                               ----------        ----------
     Total                                                                     $  708,180        $  611,808
                                                                               ==========        ==========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                       THREE MONTHS ENDED
                                                                          OCTOBER 31,
                                                                   -----------------------
                                                                     2000          1999
                                                                   --------      ---------
                                                                         (in thousands)
OPERATING ACTIVITIES:
     Net income (loss)                                             $  5,008      $   (767)
     Non-cash items included in net income:
       Depreciation and amortization                                 17,105        18,378
       Net  gain on disposition of property and equipment              (733)           (2)
       Equity in loss of joint venture                                   11           236
       Amortization of multi-client data library                        297           239
       Deferred taxes                                                    12        (1,818)
       Amortization of unearned compensation                            161           153
     Change in operating assets/liabilities:
       Accounts and notes receivable                                (26,978)       (2,612)
       Materials and supplies inventory                                 246          (515)
       Prepayments and other                                         (7,407)       (4,153)
       Multi-client data library                                    (21,566)      (34,311)
       Accounts payable and other accrued liabilities                (1,524)       (7,283)
       Income taxes payable                                           3,459        (4,898)
       Other non-current liabilities                                     22         4,225
       Other                                                         (3,426)        4,669
                                                                   --------      --------
         Total cash used in operating activities                    (35,313)      (28,459)

FINANCING ACTIVITIES:
     Payments of long-term debt                                         (24)       (5,679)
     Senior notes issue costs                                                         (25)
     Net proceeds from sale of common stock                          88,210           686
                                                                   --------      --------
         Total cash provided by (used in) financing activities       88,186        (5,018)

INVESTING ACTIVITIES:
     Increase in restricted cash investments                             (2)         (410)
     Acquisitions, net of cash received                                               448
     Purchase of  property and equipment                             (7,314)       (9,238)
     Sale of property and equipment                                   1,748         1,757
                                                                   --------      --------
         Total cash used in investing activities                     (5,568)       (7,443)

     Currency loss on foreign cash                                      (68)          (96)
                                                                   --------      --------
     Change in cash and cash equivalents                             47,237       (41,016)
     Beginning cash and cash equivalents balance                     43,154        73,447
                                                                   --------      --------
     Ending cash and cash equivalents balance                      $ 90,391      $ 32,431
                                                                   ========      ========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                  THREE MONTHS ENDED
                                                                                      OCTOBER 31,
                                                                                  ------------------
                                                                                   2000       1999
                                                                                  -------    -------
                                                                                    (In thousands)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade               $   444    $ 1,053
    Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
          Deferred tax asset valuation allowance                                     (847)
          Additional paid-in capital                                                  847
    Treasury stock issued for future services resulting in an increase
       (decrease) in:
          Additional paid-in-capital                                                              17
          Unearned compensation                                                                  135
    Stock and options issued for purchase of Enertec Resource Services Inc.
       (net of cash received)                                                                 25,189
    Settlement of and interest payments from investments-available for sale                      602


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) for:
       Interest -
          Senior notes                                                              6,582      6,827
          Equipment purchase obligations                                                2          1
          Other                                                                       224        392
       Income taxes                                                                  (172)    (6,969)


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    We provide integrated geophysical services to the petroleum industry worldwide. The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. Investment in an 80% owned joint venture is accounted for on the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. All material intercompany balances and transactions have been eliminated.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 138, requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted this statement in the current quarter. Currently, we neither hold nor have we issued derivative instruments. In addition, we have not engaged in any hedging activities.

2.   LONG-TERM DEBT

Long-term debt is as follows:

                                                                        October 31,           July 31,
                                                                           2000                 2000
                                                                        -----------          ---------
                                                                                 (In thousands)
       Senior notes due October 2003, at 9 3/4%                          $ 135,000           $ 135,000
                                                                         ---------           ---------
       Equipment purchase obligations maturing through
             July 2001, at 8.97%                                                82                 106
                                                                         ---------           ---------
                Total                                                      135,082             135,106
       Less current maturities                                                  82                 106
                                                                         ---------           ---------
                Due after one year                                       $ 135,000           $ 135,000
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

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

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

    We maintain a revolving credit agreement due July 2001 with commercial lenders that provides for advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at October 31, 2000 and bears interest, at our election, at LIBOR plus a margin based on certain financial ratios maintained by us or prime rate. Advances are secured by certain accounts receivable. Covenants in the agreement limit, among other things, our right to take certain actions, including creating indebtedness. In addition, the agreement requires us to maintain certain financial ratios. No advances were outstanding at October 31, 2000 and July 31, 2000, under the credit agreement. At October 31, 2000, $4.1 million in letters of credit were outstanding under the facility.

    Our equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and geophysical equipment.

3.   OTHER ACCRUED LIABILITIES

Other accrued liabilities include the following:

                                                October 31,           July 31,
                                                   2000                 2000
                                                -----------          ---------
                                                        (In thousands)
       Accrued payroll and benefits             $   11,451           $   9,942

       Deferred revenues                        $   10,550           $  15,370

       Accrued taxes other than income          $    4,469           $   4,255


4.  OTHER INCOME

Other income consists of the following:


                                                                 Three Months Ended
                                                                       October 31,
                                                                -------------------------
                                                                   2000           1999
                                                                ---------       ---------
                                                                      (In thousands)
       Interest income                                           $ (1,001)      $ (1,045)
       Net gain on disposition of property and equipment             (733)            (2)
       Net foreign currency exchange losses                           214             68
       Other                                                           (7)
                                                                 --------       --------
             Total                                               $ (1,527)      $   (979)
                                                                 ========       ========

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED


5.   EARNINGS PER COMMON SHARE

Earnings (losses) per common share - basic and diluted are computed as follows:

                                                                        Three Months
                                                                           Ended
                                                                         October 31,
                                                                   ----------------------
                                                                    (In thousands, except
                                                                      per share amounts)
Net income (loss) before extraordinary item                        $  5,008      $   (580)
Extraordinary loss on debt repurchase                                                 187
                                                                   --------      --------
Net income (loss)                                                  $  5,008      $   (767)
                                                                   ========      ========

Weighted average common shares                                       27,795        23,633

Basic
  Net income (loss) per common share before extraordinary item     $    .18      $   (.02)
  Net loss per common share from extraordinary item                                  (.01)
                                                                   --------      --------
  Net income (loss) per common share                               $    .18      $   (.03)
                                                                   ========      ========

 Weighted average common shares - assuming dilution:
      Weighted average common shares                                 27,795        23,633
      Shares issuable from assumed conversion of:
             Options                                                    789           550
                                                                   --------      --------
                  Total                                              28,584        24,183
                                                                   ========      ========

Diluted
  Net income (loss) per common share before extraordinary item     $    .18      $   (.02)
  Net loss per common share from extraordinary item                                  (.01)
                                                                   --------      --------
  Net income (loss) per common share                               $    .18      $   (.03)
                                                                   ========      ========

    VESI exchangeable shares, which were issued in business combinations, and may be exchanged for our common stock and are identical to our common stock in all material respects, are included in the above computations.

    On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under a shelf registration. For the three months ended October 31, 2000, we issued approximately 0.1 million shares in connection with these transactions, generating approximately $2.9 million in net proceeds. In October 2000, we completed an offering of 3.1 million shares of common stock under the shelf registration statement, generating $82.4 million in net proceeds. In addition, during the current quarter, 0.2 million options were exercised, generating $2.9 million in net proceeds.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED


    The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares as of the date the period ended.



                                                       Three Months Ended
                                                           October 31,
                                              --------------------------------------
                                                    2000                 1999
                                              -------------------  -----------------

                Number of options                          64,504            811,327

                Exercise price range          $27 13/16 - $55 1/8  $19 3/8 - $55 1/8

                Expiring through                      August 2008      November 2008


6.   UNREALIZED LOSS ON INVESTMENTS-AVAILABLE FOR SALE

    In fiscal year 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company, a publicly traded company, for a long-term note receivable paying 18% interest. The interest rate changed to 9 3/4%, effective October 15, 2000. For the periods April 15, 1999 to October 14, 2000, interest was paid in common stock warrants, with an exercise price of $0.01 per share, in advance, at six-month intervals. Beginning October 15, 2000, interest will be paid in cash after the six-month intervals and no additional warrants will be issued. In addition, in fiscal year 1999, we exchanged an account receivable from Brigham Exploration Company, a publicly traded company, for shares of Brigham common stock. The cost basis of the investments available for sale is determined by the fair market value on the date received.

                                  October 31, 2000                         July 31, 2000
                         ----------------------------------     -----------------------------------
                                     Unrealized                              Unrealized  Fair Value
                         Cost Basis gain/(loss)  Fair Value      Cost Basis gain/(loss)
                         ---------- ----------- -----------     ----------- ----------- -----------
                                                                               (In thousands)

Brigham common stock       $ 4,099        $445     $ 4,544         $ 4,099     $(1,411)    $ 2,688
Miller warrants              1,500         277       1,777           1,500        (204)      1,296
                           -------        ----     -------         -------     -------     -------
                           $ 5,599        $722     $ 6,321         $ 5,599     $(1,615)    $ 3,984
                           =======        ====     =======         =======     =======     =======

7.   SEGMENT INFORMATION

    We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated as they are so similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below.

                                                     Three Months Ended              Three Months Ended
                                                      October 31, 2000                October 31, 1999
                                              -------------------------------   -----------------------------
                                              Segments   Corporate    Total     Segments   Corporate   Total
                                              --------   ---------   --------   --------   ---------  -------
Revenue                                       $111,299               $111,299   $68,677               $68,677
Costs and expenses including joint venture      91,974     10,971     102,945    61,442       7,830    69,272
Net income (loss) before income tax             19,325    (10,971)      8,354     7,235      (7,830)     (595)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors. These factors are more fully described in other reports filed with the Securities and Exchange Commission, including our fiscal year 2000 Form on 10-K, and include changes in market conditions in the oil and gas industry as well as declines in prices of oil and gas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1999

Revenues. Revenues increased 62%, from $68.7 million to $111.3 million due a general increase in exploration spending by our customers in the current quarter. Multi-client revenue increased 83%, from $33.5 million to $61.2 million. This is largely due to increased licensing of multi-client surveys in the Gulf of Mexico and Canada. The surveys in Canada are the largest multi-client surveys ever performed in that country. Contract revenue increased 42%, from $35.2 million to $50.1 million, driven by increased activity in Asia Pacific and new surveys in Tunisia and Suriname.

Cost of services. Cost of services increased 78%, from $42.7 million to $76.2 million primarily as a result of the increase in revenue. However, cost of services as a percent of revenues increased from 62% to 68%. This is due to an increased proportion of land multi-client revenue versus marine multi-client revenue. The land multi-client business generally earns a lower margin than the more established marine multi-client business.

Research and development. Research and development expense increased 10%, from $2.0 million to $2.2 million as a result of increased emphasis on leading edge technologies.

Depreciation and amortization. Depreciation and amortization expense decreased 7%, from $18.4 million to $17.1 million. In general, this is the result of delays in capital spending during fiscal year 2000. Net property and equipment decreased by 16%, from $162.5 million to $136.2 million between the comparative income statement periods.

Selling, general & administrative. Selling, general and administrative increased 62%, from $3.4 million to $5.5 million. Most of the increase is related to expenses incurred in connection with the relocation of various operations our new headquarters facility in Houston. Other additional expense is due to the expansion of our e-business and heath and safety initiatives in the current quarter.

Interest expense. Interest expense remained essentially flat, with long term debt being the same in both quarters.

Other income. Other income increased from $1.0 million to $1.5 million as a result of a $0.7 million gain on a sale of assets. This is partially offset by a foreign currency loss of $0.2 million in the current quarter.

Income taxes. Income taxes increased from a benefit of $15 thousand to a provision of $3.3 million as a result of our higher earnings in the current quarter. The increase in the effective tax rate from 4% to 40% is primarily attributable to income in the current period versus unbenefitted losses in the prior period.

Equity in loss of joint venture. Equity in loss of joint venture, related to the Indonesian joint venture, decreased from a loss of $236,000 to a loss of $11,000. An increase in marine contract work accounts for the increased profitability in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

    Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2001.

    As of October 31, 2000, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing them to be callable by the holder under certain conditions. We also have a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. At October 31, 2000, the borrowing base exceeded the credit limit. Advances bear interest, at our election, at LIBOR plus a margin based on certain financial ratios maintained by us or prime rate. Advances are secured by certain accounts receivable. As of October 31, 2000, there were no outstanding advances under the credit facility, but $4.1 million of the credit facility was utilized for letters of credit. An additional $45.9 million is available for borrowings.

    We require significant amounts of working capital to support our operations and fund capital spending and research and development programs. Our current capital expenditure forecast for fiscal 2001 is $97.0 million, which includes expenditures of approximately $50 million to expand or upgrade current operating equipment. We are forecasting $9.2 million of research and development spending in fiscal 2001. As demand for our geophysical products and services continues to increase during fiscal 2001, we may increase our expenditures and business investments as we take advantage of expansion opportunities.

    Currently, we are forecasting $74.7 million of investment in our data library (measured as the change in the balance sheet account) during fiscal year 2001. Because of the elapsed time between survey execution, sale and ultimate cash receipt, multi-client work generally requires greater amounts of working capital than contract work. Depending upon the timing of the sales of the multi-client surveys and the contract terms relating to the collection of the proceeds from such sales, our liquidity may be affected. While we seek pre-funding commitments from customers for a portion of the cost of these surveys, pre-funding levels do not generally affect our library spending. We believe that these multi-client surveys have good long-term sales, earnings and cash flow potential, but there is no assurance that we will recover the costs of these surveys.

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

    To ensure that we have available as many financing options as possible, we filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under the shelf registration. For the three months ended October 31, 2000, we issued approximately 0.1 million shares in connection with these transactions, generating approximately $2.9 million in net proceeds. In addition, in October 2000, we completed an offering of 3.1 million shares of common stock under the shelf registration statement.

This offering generated $82.4 million in net proceeds. The total issuance of equity under the shelf registration has been 4.4 million shares generating $112.5 million in net proceeds.

OTHER

    Since our quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the three months ended October 31, 2000, we recognized $847,000 related to these benefits, due to our U.K. operations increased profitability.

    We receive some account receivable payments in foreign currency. We currently do not conduct a hedging program because we do not consider our current exposure to foreign currency fluctuations to be significant.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended by SFAS No. 138, requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted this statement in current quarter. Currently, we neither hold nor have we issued derivative instruments. In addition, we have not engaged in any hedging activities.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

    There have been no significant changes that would affect our exposure to market risk since July 31, 2000.

                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS FILED WITH THIS REPORT:

       Exhibit
    ------------

         3-A) Restated Certificate of Incorporation with amendments of Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

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

         4-F) Restricted Stock Plan as amended and restated March 7, 2000. (Exhibit 4-F to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 in incorporated herein by reference.)

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

         10-B) 1992 Non-Employee Director Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 in incorporated herein by reference.)

         10-C) 1992 Employee Nonqualified Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-C to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)

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

         10-M) Form of Indemnity Agreement between Veritas DGC Inc. and its executive officers and directors as amended and restated March 7, 2000. (Exhibit 10-M to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)

         10-N) Employment Agreement executed by Richard C. White. (Exhibit 10-Q to Veritas DGC Inc's Form 10-Q for the quarter ended January 31, 2000 is incorporated herein by reference.)

         10-O) Indemnity Agreement between Veritas DGC Inc. and Richard C. White. (Exhibit 10-Q to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)

         *10-P) Settlement Agreement between Veritas DGC Inc. and Richard C. White.

         *10-Q)   Deferred Compensation Plan effective January 1, 2001.

         *10-R) Rabbi Trust Agreement between Veritas DGC Inc. and Austin Trust Company relating to the Deferred Compensation Plan.

         *27)     Financial Data Schedule.


* Filed herewith

B)       REPORTS ON FORM 8-K

    On October 5, 2000, we filed a Form 8-K reporting under Item 5 an underwritten public offering of shares of our common stock

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 13th day of December 2000.


                         VERITAS DGC INC.


                          By: /s/ DAVID B. ROBSON
                              --------------------------------------------------
                              DAVID B. ROBSON
                              Chairman of the Board and Chief Executive Officer



                              /s/ ANTHONY TRIPODO
                              --------------------------------------------------
                              ANTHONY TRIPODO
                              Executive Vice President, Chief Financial Officer
                                and Treasurer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION

   10-P)          Settlement Agreement between Veritas DGC Inc. and Richard C.
                  White

   10-Q)          Deferred Compensation Plan effective January 1, 2001

   10-R)          Rabbi Trust Agreement between Veritas DGC Inc. and Austin
                  Trust Company relating to the Deferred Compensation Plan

   27)            Financial Data Schedule