Form 10-Q
period 2001-01-31
VERITAS DGC INC
filed 2001-03-14
CIK 28866

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


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

The number of shares of the Company's common stock, $.01 par value, outstanding at February 28, 2001 was 31,811,794 (including 1,764,389 Veritas Energy Services Inc. exchangeable which are identical to the Common Stock in all material respects).



================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                                  Page Number
                                                                                                  -----------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income and Comprehensive Income -
                  For the Three and Six Months Ended January 31, 2001 and 2000                           1

                Consolidated Balance Sheets - January 31, 2001 and July 31, 2000                         2

                Consolidated Statements of Cash Flows -
                  For the Six Months Ended January 31, 2001 and 2000                                     3

                Notes to Consolidated Financial Statements                                               5

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                10

             Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk                    13


PART II.     Other Information


             Item 6.  Exhibits and Reports on Form 8-K                                                  14

             Signatures                                                                                 17

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    UNAUDITED

                                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 JANUARY 31,                  JANUARY 31,
                                                                           ------------------------    ------------------------
                                                                              2001          2000          2001          2000
                                                                           ----------    ----------    ----------    ----------
                                                                                               (In thousands)
REVENUES                                                                   $  134,415    $   91,023    $  245,714    $  159,700

COSTS AND EXPENSES:
    Cost of services                                                           94,428        60,584       170,596       103,325
    Research and development                                                    2,504         2,078         4,673         4,040
    Depreciation and amortization                                              16,225        18,460        33,330        36,838
    Selling, general & administrative                                           6,846         4,267        12,349         7,710
    Interest expense                                                            3,542         3,499         7,058         6,990
    Other income                                                               (2,518)         (196)       (4,045)       (1,175)
                                                                           ----------    ----------    ----------    ----------
           Total costs and expenses                                           121,027        88,692       223,961       157,728

Income before provision for income taxes and equity in (earnings) loss
    of joint venture                                                           13,388         2,331        21,753         1,972
Provision for income taxes                                                      6,287         1,078         9,633         1,063
Equity in (earnings) loss of joint venture                                       (119)           83          (108)          319
                                                                           ----------    ----------    ----------    ----------
Net income before extraordinary item                                            7,220         1,170        12,228           590
Extraordinary loss on debt repurchase (net of tax, $95)                                                                     187
                                                                           ----------    ----------    ----------    ----------
Net income                                                                 $    7,220    $    1,170    $   12,228    $      403

Other comprehensive income (loss) (net of tax - $0 in both periods)
  Foreign currency translation adjustments                                        392         1,665        (1,512)        2,237
  Unrealized gain (loss) on investments-available for sale                        964            68         3,301        (1,279)
                                                                           ----------    ----------    ----------    ----------
Comprehensive income                                                       $    8,576    $    2,903    $   14,017    $    1,361
                                                                           ==========    ==========    ==========    ==========

PER SHARE:
BASIC
     Net income per common share before extraordinary item                 $      .24    $      .05    $      .42    $      .02
     Loss per common share from extraordinary item                                                                         (.01)
                                                                           ----------    ----------    ----------    ----------
     Net income per common share                                           $      .24    $      .05    $      .42    $      .02
                                                                           ==========    ==========    ==========    ==========
     Weighted average common shares                                            30,479        24,474        29,153        24,554
                                                                           ==========    ==========    ==========    ==========

DILUTED
     Net income per common share before extraordinary item                 $      .23    $      .05    $      .41    $      .02
     Loss per common share from extraordinary item                                                                         (.01)
                                                                           ----------    ----------    ----------    ----------
     Net income per common share                                           $      .23    $      .05    $      .41    $      .02
                                                                           ==========    ==========    ==========    ==========
     Weighted average common shares                                            31,272        25,893        29,961        25,049
                                                                           ==========    ==========    ==========    ==========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                  JANUARY 31,       JULY 31,
                                                                                                      2001            2000
                                                                                                  ------------    ------------
                                                                                                   Unaudited
                                                                                                        (In thousands)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                       $     96,362    $     43,154
  Restricted cash investments                                                                                              206
  Accounts and notes receivable (net of allowance: January $1,843; July $1,749)                        141,819         117,242
  Materials and supplies inventory                                                                       4,577           5,055
  Prepayments and other                                                                                 13,617           6,435
  Investments-available for sale                                                                         7,285           3,984
                                                                                                  ------------    ------------
     Total current assets                                                                              263,660         176,076

Property and equipment                                                                                 422,355         409,284
  Less accumulated depreciation                                                                        272,776         262,706
                                                                                                  ------------    ------------
     Property and equipment - net                                                                      149,579         146,578

Multi-client data library                                                                              259,677         231,274
Investment in and advances to joint venture                                                              2,558           1,949
Goodwill (net of accumulated amortization: January $5,708; July $4,984)                                 10,049          11,064
Deferred tax asset                                                                                      34,062          34,064
Long term notes receivable (net of allowance: $1,000 in both periods)                                    3,081           3,579
Other assets                                                                                            12,416           7,224
                                                                                                  ------------    ------------
     Total                                                                                        $    735,082    $    611,808
                                                                                                  ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                            $         64    $        106
  Accounts payable - trade                                                                              48,881          37,434
  Accrued interest                                                                                       3,855           3,856
  Other accrued liabilities                                                                             38,235          39,620
  Income taxes payable                                                                                  10,820           2,116
                                                                                                  ------------    ------------
     Total current liabilities                                                                         101,855          83,132

Non-current liabilities:
  Long-term debt - less current maturities                                                             135,000         135,000
  Other non-current liabilities                                                                         10,784          10,732
                                                                                                  ------------    ------------
     Total non-current liabilities                                                                     145,784         145,732

Stockholders' equity:
  Preferred stock, $.01 par value; authorized: 1,000,000 shares; none issued
  Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 28,882,221 shares at
      January and 25,069,834 shares at July (excluding exchangeable shares of 1,764,396
      at January and 2,014,205 at July)                                                                    289             251
  Additional paid-in capital                                                                           359,653         269,355
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                              133,361         121,133
  Accumulated comprehensive income:
         Cumulative foreign currency translation adjustment                                             (5,283)         (3,771)
         Unrealized gain (loss) on investments-available for sale                                        1,686          (1,615)
  Unearned compensation                                                                                   (612)           (597)
  Treasury stock, at cost: 93,927 shares at January and 104,175 shares at July                          (1,651)         (1,812)
                                                                                                  ------------    ------------
  Total stockholders' equity                                                                           487,443         382,944
                                                                                                  ------------    ------------
     Total                                                                                        $    735,082    $    611,808
                                                                                                  ============    ============

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                               SIX MONTHS ENDED
                                                                                 JANUARY, 31
                                                                         --------------------------
                                                                             2001          2000
                                                                         -----------    -----------
                                                                                (In thousands)
OPERATING ACTIVITIES:
     Net income                                                          $    12,228    $       403
     Non-cash items included in net income:
       Depreciation and amortization                                          33,330         36,838
       Net  (gain) loss on disposition of property and equipment              (1,053)           108
       Equity in (earnings) loss of joint venture                               (109)           319
       Amortization of multi-client data library                                 381            471
       Deferred taxes                                                              2         (3,983)
       Amortization of unearned compensation                                     292            319
     Change in operating assets/liabilities:
       Accounts and notes receivable                                         (24,212)        (6,545)
       Materials and supplies inventory                                          501            444
       Prepayments and other                                                  (7,174)        (2,186)
       Multi-client data library                                             (28,515)       (53,999)
       Accounts payable and other accrued liabilities                          9,120          4,632
       Income taxes payable                                                    8,786         (5,750)
       Other non-current liabilities                                             117          3,889
       Other assets                                                           (5,192)         3,924
       Other                                                                  (1,688)        (1,917)
                                                                         -----------    -----------
         Total cash used in operating activities                              (3,186)       (23,033)

FINANCING ACTIVITIES:
     (Payments)/borrowings from long-term debt                                   (42)            39
     Senior notes issue costs                                                                   (34)
     Net proceeds from sale of common stock                                   89,690          3,859
                                                                         -----------    -----------
         Total cash provided by financing activities                          89,648          3,864

INVESTING ACTIVITIES:
     Decrease in restricted cash investments                                     206            102
     Acquisitions, net of cash received                                                      (2,947)
     Purchase of  property and equipment                                     (35,889)       (22,994)
     Sale of property and equipment                                            2,409          2,880
                                                                         -----------    -----------
         Total cash used in investing activities                             (33,274)       (22,959)
     Currency loss on foreign cash                                                20            (60)
                                                                         -----------    -----------
     Change in cash and cash equivalents                                      53,208        (42,188)
     Beginning cash and cash equivalents balance                              43,154         73,447
                                                                         -----------    -----------
     Ending cash and cash equivalents balance                            $    96,362    $    31,259
                                                                         ===========    ===========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                SIX MONTHS ENDED
                                                                                                  JANUARY 31,
                                                                                          --------------------------
                                                                                              2001          2000
                                                                                          -----------     ----------
                                                                                                (In thousands)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade                       $       645     $   3,108
    Utilization of net operating loss carryforwards existing prior to the quasi-reorganization resulting in an increase (decrease) in:
          Deferred tax asset valuation allowance                                                             (1,088)
          Additional paid-in capital                                                                          1,088
    Treasury stock issued for future services resulting in an increase in:
            Additional paid-in-capital                                                            146            37
            Unearned compensation                                                                 307           610
    Stock and options issued for purchase of Enertec Resource Services Inc.
       (net of cash received)                                                                                25,189
    Stock issued for purchase of Fairweather Geophysical, LLC                                     500
    Settlement of and interest payments from investments-available for sale                                     892



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) for:
       Interest -
          Senior notes                                                                          6,582         6,581
          Equipment purchase obligations                                                            5             3
          Other                                                                                   472           559
       Income taxes                                                                               941         9,389




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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted this statement in the first quarter of the current year. Since adoption, we have neither held nor have we issued derivative instruments. In addition, we have not engaged in any hedging activities.

2.   DEBT

Debt is as follows:

                                                     January 31,   July 31,
                                                        2001         2000
                                                     ----------   ----------
                                                          (In thousands)
Senior notes due October 2003, at 9 3/4%             $  135,000   $  135,000
Equipment purchase obligations maturing through
      July 2001, at 8.97%                                    64          106
                                                     ----------   ----------
         Total                                          135,064      135,106
Less current maturities                                      64          106
                                                     ----------   ----------
         Due after one year                          $  135,000   $  135,000
                                                     ==========   ==========

     The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The senior notes are unsecured and are effectively subordinated to all of our secured debt, with respect to the assets securing such debt, and to all debt of our subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants that limit our ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in control, as defined in the indenture, each holder of the senior notes has the right to require us to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

amount. We have the right to redeem the senior notes, in whole or part. On September 24, 1999, we repurchased $5.5 million of 9 3/4% senior notes on the open market at a price of $5.7 million, resulting in an extraordinary loss of $0.2 million, net of tax. On December 3, 1999, we reissued $1.0 million of 9 3/4% senior notes at a price of $1.0 million. On December 10, 1999, we reissued $4.6 million of 9 3/4% senior notes at a price of $4.7 million.

     We maintain a revolving credit agreement due July 2001 with commercial lenders that provides for advances up to $50.0 million. Advances are limited by a borrowing base, which is in excess of the credit limit at January 31, 2001 and bears interest, at our election, at LIBOR plus a margin based on certain financial ratios maintained by us or prime rate. Advances are secured by certain accounts receivable. Covenants in the agreement limit, among other things, our right to take certain actions, including creating indebtedness. In addition, the agreement requires us to maintain certain financial ratios. No advances were outstanding at January 31, 2001 and July 31, 2000, under the credit agreement. At January 31, 2001, $4.1 million in letters of credit were outstanding under the facility.

     Our equipment purchase obligations represent installment loans and capitalized lease obligations primarily related to computer and geophysical equipment.

3.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

                                                                      January 31,      July 31,
                                                                          2001           2000
                                                                      -----------     ----------
                                                                              (In thousands)
       Accrued payroll and benefits                                   $   11,817      $    9,942

       Deferred revenues                                              $    8,776      $   15,370

       Accrued taxes other than income                                $    5,069      $    4,255



4.   OTHER INCOME

Other income consists of the following:

                                                         Three Months Ended          Six Months Ended
                                                            January 31,                January 31,
                                                     ------------------------    ------------------------
                                                        2001          2000          2001          2000
                                                     ----------    ----------    ----------    ----------
                                                                         (In thousands)
Interest income                                      $   (1,634)   $     (498)   $   (2,635)   $   (1,543)
Net (gain) loss on disposition of property and             (320)          110        (1,053)          108
equipment
Net foreign currency exchange losses (gains)               (573)          170          (359)          238
Other                                                         9            22             2            22
                                                     ----------    ----------    ----------    ----------
         Total                                       $   (2,518)   $     (196)   $   (4,045)   $   (1,175)
                                                     ==========    ==========    ==========    ==========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED


5.   EARNINGS PER COMMON SHARE

Earnings (losses) per common share - basic and diluted are computed as follows:

                                                                      Three Months
                                                                         Ended                Six Months Ended
                                                                      January 31,               January 31,
                                                               ------------------------   -----------------------
                                                                  2001          2000         2001         2000
                                                               ----------    ----------   ----------   ----------
                                                                      (In thousands, except per share amounts)
Net income before extraordinary item                           $    7,220    $    1,170   $   12,228   $      590
Extraordinary loss on debt repurchase                                                                         187
                                                               ----------    ----------   ----------   ----------
Net income                                                     $    7,220    $    1,170   $   12,228   $      403
                                                               ==========    ==========   ==========   ==========

Weighted average common shares                                     30,479        24,474       29,153       24,554

Basic
  Net income per common share before extraordinary item        $      .24    $      .05   $      .42   $      .02
  Loss per common share from extraordinary item                                                              (.01)
                                                               ----------    ----------   ----------   ----------
  Net income per common share                                  $      .24    $      .05   $      .42   $      .02
                                                               ==========    ==========   ==========   ==========
 Weighted average common shares - assuming dilution:
         Weighted average common shares                            30,479        24,474       29,153       24,554
         Shares issuable from assumed conversion of
             options                                                  793         1,419          808          495
                                                               ----------    ----------   ----------   ----------
                     Total                                         31,272        25,893       29,961       25,049
                                                               ==========    ==========   ==========   ==========

Diluted
  Net income per common share before extraordinary item        $      .23    $      .05   $      .41   $      .02
  Loss per common share from extraordinary item                                                              (.01)
                                                               ----------    ----------   ----------   ----------
  Net income per common share                                  $      .23    $      .05   $      .41   $      .02
                                                               ==========    ==========   ==========   ==========


     Veritas Energy Services Inc., exchangeable shares, which were issued in business combinations, and may be exchanged for our common stock and are identical to our common stock in all material respects, are included in the above computations.

     On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under a shelf registration. For the six months ended January 31, 2001, we issued approximately 0.1 million shares in connection with these transactions, generating approximately $2.9 million in net proceeds. In October 2000, we completed an offering of 3.1 million shares of common stock under the shelf registration statement, generating $82.4 million in net proceeds. In addition, during the six months ended January 31, 2001, 0.3 million options were exercised, generating $3.9 million in net proceeds, and 0.04 million shares were exercised under the employee stock purchase plan, generating $0.8 million in net proceeds.

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED


     The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares as of the date the period ended.


                                             Three Months Ended                         Six Months Ended
                                                January 31,                               January 31,
                                 ---------------------------------------   -------------------------------------
                                       2001                  2000                  2001                 2000
                                 ------------------    -----------------   -------------------   -----------------
      Number of options                      61,173              823,470               104,028             828,667

      Exercise price range       $ 28 3/4 - $55 1/8    $15 5/8 - $55 1/8   $27 13/16 - $55 1/8   $16 7/8 - $55 1/8

      Expiring through                  August 2008        November 2008           August 2008       November 2008


6.   UNREALIZED GAIN (LOSS) ON INVESTMENTS-AVAILABLE FOR SALE

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

                                      January 31, 2001                           July 31, 2000
                            ------------------------------------   ---------------------------------------
                                         Unrealized                              Unrealized
                            Cost Basis   gain/(loss)  Fair Value   Cost Basis    gain/(loss)    Fair Value
                            ----------   ----------   ----------   ----------    -----------    ----------
                                                            (In thousands)
Brigham common stock        $    4,099   $    1,581   $    5,680   $    4,099    $   (1,411)    $    2,688
Miller warrants                  1,500          105        1,605        1,500          (204)         1,296
                            ----------   ----------   ----------   ----------    -----------    ----------
                            $    5,599   $    1,686   $    7,285   $    5,599    $   (1,615)    $    3,984
                            ==========   ==========   ==========   ==========    ===========    ==========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                   UNAUDITED


7.   SEGMENT INFORMATION

     We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below.

                                                         Three Months Ended                         Three Months Ended
                                                          January 31, 2001                           January 31, 2000
                                               ---------------------------------------   ----------------------------------------
                                                Segments     Corporate        Total        Segments     Corporate        Total
                                               ----------   -----------   ------------   ------------   ----------    -----------
                                                                               (In thousands)
Revenues                                       $  134,415                 $    134,415   $     91,023                 $     91,023
Costs and expenses including joint venture        112,250         8,658        120,908         79,384        9,391          88,775
                                               ----------   -----------   ------------   ------------   ----------    ------------
Net income (loss) before income tax                22,165        (8,658)        13,507         11,639       (9,391)          2,248



                                                          Six Months Ended                             Six Months Ended
                                                           January 31, 2001                             January 31, 2000
                                               ---------------------------------------   ----------------------------------------
                                                Segments     Corporate        Total        Segments     Corporate        Total
                                               ----------   -----------   ------------   ------------   ----------    -----------
                                                                             (In thousands)
Revenues                                       $  245,714                 $    245,714   $    159,700                 $    159,700
Costs and expenses including joint venture        204,224        19,629        223,853        140,826       17,221         158,047
                                               ----------   -----------   ------------   ------------   ----------    ------------
Net income (loss) before income tax                41,490       (19,629)        21,861         18,874      (17,221)          1,653




8.   SUBSEQUENT EVENTS

PURCHASE OF RC(2)


On February 2, 2001, we acquired Reservoir Characterization Research and Consulting, Inc., ("RC(2)"), a Colorado corporation, in a stock-for-stock transaction. The total purchase price of RC(2) was approximately $34.9 million, consisting of $34.3 million of stock and options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors. These factors are more fully described in other reports filed with the Securities and Exchange Commission, including our fiscal year 2000 Form 10-K, and include changes in market conditions in the oil and gas industry as well as declines in prices of oil and gas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2000

Revenues. Revenues increased 48%, from $91.0 million to $134.4 million due to a general increase in exploration spending by our customers in the current quarter. Multi-client revenue increased 25%, from $48.7 million to $60.8 million. This is largely due to increased licensing of multi-client surveys in the Gulf of Mexico and Canada. Contract revenue increased 74%, from $42.3 million to $73.6 million, driven by increased activity in Asia and Canada and increased utilization of land crews. Operating land crews increased from 11 to 18.

Cost of services. Cost of services increased 56%, from $60.6 million to $94.4 million primarily as a result of the increase in revenue. Cost of services as a percent of revenues increased from 67% to 70%. This is due to licensing of an increased proportion of lower margin surveys during the quarter.

Research and development. Research and development expense increased 19%, from $2.1 million to $2.5 million as a result of our continuing efforts to develop and employ leading edge technologies to improve the quality of our products and services.

Depreciation and amortization. Depreciation and amortization expense decreased 12%, from $18.5 million to $16.2 million. In general, this is the result of assets becoming fully depreciated. Net property and equipment decreased by 8%, from $163.0 million to $149.6 million between the comparative income statement periods.

Selling, general & administrative. Selling, general and administrative expense increased 58%, from $4.3 million to $6.8 million. The increase relates to relocation and rent expenses associated with the new headquarters facility in Houston, an increase in personnel cost, and expansion of our e-business and health and safety initiatives.

Interest expense. Interest expense remained essentially flat, with long-term debt being the same in both quarters.

Other income. Other income increased from $0.2 million to $2.5 million. Interest income increased by $1.2 million due to the increase in cash. Gains on the sale of fixed assets resulted in an increase of $0.4 million. Currency gains in the current year versus currency losses in the prior year resulted in an increase of $0.7 million.

Income taxes. Income taxes increased from $1.1 million to $6.3 million as a result of our higher earnings in the current quarter with the effective tax rate remaining essentially flat.

Equity in (earnings) loss of joint venture. Equity in (earnings) loss of joint venture, related to the Indonesian joint venture, increased from a loss of $83,000 to earnings of $119,000. An increase in marine contract work accounts for the increased profitability in the current quarter.

SIX MONTHS ENDED JANUARY 31, 2001 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
2000

Revenues. Revenues increased 54%, from $159.7 million to $245.7 million due to a general increase in exploration spending by our customers in the current year. Multi-client revenue increased 48%, from $82.2 million to $122.0 million. This is largely due to expansion of onshore licensing in the U.S. and Canada and continued expansion in the Gulf of Mexico. Contract revenue increased 60%, from $77.5 million to $123.7 million, driven by increased activity in Asia Pacific and Canada and increased utilization of land crews. Operating land crews increased from 11 to 18.

Cost of services. Cost of services increased 65%, from $103.3 million to $170.6 million primarily as a result of the increase in revenue. Cost of services as a percent of revenues increased from 65% to 69%. This is due to licensing of an increased proportion of lower margin surveys during the current year.

Research and development. Research and development expense increased 18%, from $4.0 million to $4.7 million as a result of our continuing efforts to develop and employ leading edge technologies to improve the quality of our products and services.

Depreciation and amortization. Depreciation and amortization expense decreased 10%, from $36.8 million to $33.3 million. In general, this is the result of assets becoming fully depreciated. Net property and equipment decreased by 8%, from $163.0 million to $149.6 million between the comparative income statement periods.

Selling, general & administrative. Selling, general and administrative expense increased 60%, from $7.7 million to $12.3 million. The increase relates to relocation and rent expenses associated with the new headquarters facility in Houston, an increase in personnel cost, and expansion of our e-business and health and safety initiatives.

Interest expense. Interest expense remained essentially flat, with long-term debt being the same in both quarters.

Other income. Other income increased from $1.2 million to $4.0 million. Interest income increased by $1.1 million due to the increase in cash. Gains on the sale of fixed assets resulted in an increase of $1.1 million. Currency gains in the current year versus currency losses in the prior year resulted in an increase of $0.6 million.

Income taxes. Income taxes increased from $1.1 million to $9.6 million as a result of our higher earnings in the current year. The decrease in the effective tax rate from 54% to 44% is primarily attributable to income in the current year versus unbenefitted losses in the prior year.

Equity in (earnings) loss of joint venture. Equity in (earnings) loss of joint venture, related to the Indonesian joint venture, increased from a loss of $319,000 to earnings of $108,000. An increase in marine contract work accounts for the increased profitability in the current year.


LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

     Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2001.

     As of January 31, 2001, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing them to be callable by the holder under certain conditions. We also have a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. At January 31, 2001, the borrowing base exceeded the credit limit. Advances bear interest, at our election, at LIBOR plus a margin based on certain financial ratios maintained by us or prime rate. Advances are secured by certain accounts receivable. As of January 31, 2001, there were no outstanding advances under the credit facility, but $4.1 million of the credit facility was utilized for letters of credit. An additional $45.9 million is available for borrowings.

     We require significant amounts of capital to support our operations and fund capital spending and research and development programs. Our current capital expenditure forecast for fiscal 2001 is $100.0 million, which includes expenditures of approximately $50 million to expand or upgrade current operating equipment. We are forecasting $9.2 million of research and development spending in fiscal 2001. As demand for our geophysical products and services continues to increase during fiscal 2001, we may increase our expenditures and business investments as we take advantage of expansion opportunities.

     Currently, we are forecasting $60.0 million of net investment in our data library (measured as the change in the balance sheet account) during fiscal year 2001. Because of the elapsed time between survey execution, sale and ultimate cash receipt, multi-client work generally requires greater amounts of working capital than contract work. Depending upon the timing of the sales of the multi-client surveys and the contract terms relating to the collection of the proceeds from such sales, our liquidity may be affected. While we seek pre-funding commitments from customers for a portion of the cost of these surveys, pre-funding levels do not generally affect our library spending. We believe that these multi-client surveys have good long-term revenue, earnings and cash flow potential, but there is no assurance that we will recover the costs of these surveys.

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

     To ensure that we have available as many financing options as possible, we filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under the shelf registration. For the six months ended January 31, 2001, we issued approximately
0.1 million shares in connection with these transactions, generating approximately $2.9 million in net proceeds. In addition, in October 2000, we completed an offering of 3.1 million shares of common stock under the shelf registration statement. This offering generated $82.4 million in net proceeds. The total issuance of equity under the shelf registration has been 4.4 million shares generating $112.5 million in net proceeds.

OTHER

     Since our quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the six months ended January 31, 2001 no amount has been recognized related to these benefits, due to our U.K. operations decreased profitability.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted this statement in first quarter of the current year. Since adoption, we have neither held nor have we issued derivative instruments. In addition, we have not engaged in any hedging activities.

     On February 2, 2001, we acquired Reservoir Characterization Research and Consulting, Inc., ("RC(2)"), a Colorado corporation, in a stock-for-stock transaction. The total purchase price of RC(2) was approximately $34.9 million, consisting of $34.3 million of stock and options. We expect this transaction will have a slight dilutive impact in the short term, but we believe the technology acquired is critical to developing the growing market for reservoir services.


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

        10-P)     Settlement Agreement between Veritas DGC Inc. and Richard C.
                  White.

        10-Q)     Deferred Compensation Plan effective January 1, 2001.

        10-R) Rabbi Trust Agreement between Veritas DGC Inc. and Austin Trust Company relating to the Deferred Compensation Plan.

       *10-S) 2001 Key Employee Nonqualified Stock Option Plan effective February 1, 2001.

       *10-T)     2001 Key Employee Restricted Stock Plan effective February 1,
                  2001.

       *27)       Financial Data Schedule.


* Filed herewith

b)       REPORTS ON FORM 8-K

    On January 18, 2001, we filed a Form 8-K reporting the Agreement and Plan of Merger with Reservoir Characterization Research and Consulting, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 13th day of March 2001.

                                    VERITAS DGC INC.

                                    By:  /s/ David B. Robson
                                       ----------------------------------------
                                         DAVID B. ROBSON
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         /s/ Matthew D. Fitzgerald
                                       ----------------------------------------
                                         MATTHEW D. FITZGERALD
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  10-S)             2001 Key Employee Nonqualified Stock Option Plan effective
                    February 1, 2001.

  10-Q)             2001 Key Employee Restricted Stock Plan effective
                    February 1, 2001.

  27)               Financial Data Schedule