Form 10-Q
period 2001-04-30
VERITAS DGC INC
filed 2001-06-13
CIK 28866

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


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

The number of shares of the Company's common stock, $.01 par value, outstanding at May 30, 2001 was 32,267,613 (including 1,565,001 Veritas Energy Services Inc. exchangeable which are identical to the Common Stock in all material respects).



================================================================================

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

================================================================================


                                                                                                  Page Number
                                                                                             ----------------------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income and Comprehensive Income -
                  For the Three and Nine Months Ended April 30, 2001 and 2000                            1

                Consolidated Balance Sheets - April 30, 2001 and July 31, 2000                           2

                Consolidated Statements of Cash Flows -
                  For the Nine Months Ended April 30, 2001 and 2000                                      3

                Notes to Consolidated Financial Statements                                               5

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                 9

             Item 3.   Quantitative and Qualitative Disclosures Regarding Market Risk                   12


PART II.     Other Information


             Item 6.   Exhibits and Reports on Form 8-K                                                 12

             Signatures                                                                                 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                APRIL 30,                       APRIL 30,
                                                                       -------------------------       -------------------------
                                                                          2001           2000            2001             2000
                                                                       ---------       ---------       ---------       ---------
                                                                                               (In thousands)

    Revenue                                                            $ 126,617       $  93,742       $ 372,331       $ 253,442
    Costs and expenses:
        Cost of services                                                  84,401          62,931         254,997         166,256
        Research and development                                           2,701           2,079           7,374           6,119
        Depreciation and amortization                                     17,128          17,490          50,458          54,328
        Selling, general and administrative                                7,026           4,569          19,375          12,279
                                                                       ---------       ---------       ---------       ---------
    Operating income                                                      15,361           6,673          40,127          14,460
    Other income (expense):
        Interest expense                                                  (3,483)         (3,605)        (10,541)        (10,595)
        Other income                                                       1,468             882           5,621           1,738
                                                                       ---------       ---------       ---------       ---------
    Income before provision for income taxes and extraordinary item       13,346           3,950          35,207           5,603
    Provision for income taxes                                             4,962           1,411          14,595           2,474
                                                                       ---------       ---------       ---------       ---------
    Income before extraordinary item                                       8,384           2,539          20,612           3,129
    Extraordinary loss on debt repurchase (net of tax, $95)                                                                  187
                                                                       ---------       ---------       ---------       ---------
    Net income                                                         $   8,384       $   2,539       $  20,612       $   2,942
                                                                       =========       =========       =========       =========


    Comprehensive income (loss) (net of tax - $0 in all periods):
      Net income                                                       $   8,384       $   2,539       $  20,612       $   2,942
      Foreign currency translation adjustments                            (2,438)         (1,649)         (3,950)            588
      Unrealized gain (loss) on investments-available for sale            (1,767)            356           1,534            (923)
      Unrealized loss on hedge transaction                                  (488)                           (488)
                                                                       ---------       ---------       ---------       ---------
    Comprehensive income                                               $   3,691       $   1,246       $  17,708       $   2,607
                                                                       =========       =========       =========       =========


    Earnings Per Share:
    Basic
         Income per common share before extraordinary item             $     .26       $     .10       $     .68       $     .12
         Loss per common share from extraordinary item                         0               0               0               0
                                                                       ---------       ---------       ---------       ---------
         Net income per common share                                   $     .26       $     .10       $     .68       $     .12
                                                                       =========       =========       =========       =========
         Weighted average common shares                                   31,860          26,080          30,174          25,055
                                                                       =========       =========       =========       =========

    Diluted
         Income per common share before extraordinary item             $     .26       $     .09       $     .67       $     .12
         Loss per common share from extraordinary item                         0               0               0            (.01)
                                                                       ---------       ---------       ---------       ---------
         Net income per common share                                   $     .26       $     .09       $     .67       $     .11
                                                                       =========       =========       =========       =========
         Weighted average common shares                                   32,627          26,817          30,981          25,631
                                                                       =========       =========       =========       =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                APRIL 30,        JULY 31,
                                                                                                  2001            2000
                                                                                                ---------       ---------
                                                                                               (Unaudited)
                                                                                                    (In thousands)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                     $  94,740       $  43,154
  Restricted cash investments                                                                                         206
  Accounts and notes receivable (net of allowance:  April $1,841; July $1,749)                    152,029         117,242
  Materials and supplies inventory                                                                  4,610           5,055
  Investments-available for sale                                                                    1,420           3,984
  Prepayments and other                                                                            11,119           6,435
                                                                                                ---------       ---------
     Total current assets                                                                         263,918         176,076

Property and equipment                                                                            445,327         409,284
  Less accumulated depreciation                                                                   286,814         262,706
                                                                                                ---------       ---------
    Property and equipment - net                                                                  158,513         146,578

Multi-client data library                                                                         274,530         231,274
Goodwill (net of accumulated amortization:  April $6,200; July $4,984)                             33,363          11,064
Deferred tax asset                                                                                 34,867          34,064
Other assets                                                                                       25,590          12,752
                                                                                                ---------       ---------
     Total                                                                                      $ 790,781       $ 611,808
                                                                                                =========       =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                          $      15       $     106
  Accounts payable - trade                                                                         49,822          37,434
  Accrued interest                                                                                    563           3,856
  Other accrued liabilities                                                                        45,526          39,620
  Income taxes payable                                                                             15,220           2,116
                                                                                                ---------       ---------
    Total current liabilities                                                                     111,146          83,132

Non-current liabilities:
  Long-term debt - less current maturities                                                        135,000         135,000
  Other non-current liabilities                                                                    11,306          10,732
                                                                                                ---------       ---------
    Total non-current liabilities                                                                 146,306         145,732

Stockholders' equity:
  Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 30,602,763 shares at
    April and 25,069,834 shares at July (excluding exchangeable shares of 1,569,736
    at April and 2,014,205 at July)                                                                   306             251
  Additional paid-in capital                                                                      402,111         269,355
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)                         141,745         121,133
  Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment                                             (7,721)         (3,771)
    Unrealized loss on investments-available for sale                                                 (80)         (1,615)
    Unrealized loss on hedge transaction                                                             (488)
  Unearned compensation                                                                            (1,416)           (597)
  Treasury stock, at cost: 63,935 shares at April and 104,175 shares at July                       (1,128)         (1,812)
                                                                                                ---------       ---------
  Total stockholders' equity                                                                      533,329         382,944
                                                                                                ---------       ---------
    Total                                                                                       $ 790,781       $ 611,808
                                                                                                =========       =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                                 APRIL 30,
                                                                      -------------------------------
                                                                          2001               2000
                                                                      ------------       ------------
                                                                               (In thousands)
OPERATING ACTIVITIES:
     Net income                                                       $     20,612       $      2,942
     Non-cash items included in net income:
       Depreciation and amortization                                        50,458             54,328
       Net (gain) loss on disposition of property and equipment             (1,049)               182
       Equity in loss of joint venture                                          19                259
       Amortization of multi-client data library                               444                745
       Deferred taxes                                                         (386)            (9,576)
       Amortization of unearned compensation                                   531                513
     Change in operating assets and liabilities                            (62,881)           (75,243)
                                                                      ------------       ------------
         Total cash provided by (used in) operating activities               7,748            (25,850)


INVESTING ACTIVITIES:
     Decrease in restricted cash investments                                   206                 98
     Acquisitions, net of cash received                                       (135)            (2,262)
     Sale of KC Offshore, net                                                                   6,935
     Sale of Brigham Exploration Company stock                               4,098
     Purchase of  property and equipment                                   (58,830)           (39,505)
     Sale of property and equipment                                          3,741              3,036
                                                                      ------------       ------------
         Total cash used in investing activities                           (50,920)           (31,698)

FINANCING ACTIVITIES:
     Payments from long-term debt                                             (442)              (296)
     Senior notes issue costs                                                                     (34)
     Net proceeds from sale of common stock                                 95,576             20,063
     Purchase of treasury stock                                                                  (145)
                                                                      ------------       ------------
         Total cash provided by financing activities                        95,134             19,588


 Currency loss on foreign cash                                                (376)               (11)
                                                                      ------------       ------------
 Change in cash and cash equivalents                                        51,586            (37,971)
 Beginning cash and cash equivalents balance                                43,154             73,447
                                                                      ------------       ------------
 Ending cash and cash equivalents balance                             $     94,740       $     35,476
                                                                      ============       ============

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                       APRIL 30,
                                                                                              ---------------------------
                                                                                                  2001          2000
                                                                                              ------------  -------------
                                                                                                    (In thousands)
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Increase in property and equipment for accounts payable - trade                           $   4,861      $    713
    Stock and options issued for purchase of Enertec Resource Services Inc. (net of cash
      received)                                                                                                25,189
    Stock and options issued for purchase of Reservoir Characterization Research and
      Consulting, Inc.                                                                           34,392




                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     We provide integrated geophysical services to the petroleum industry worldwide. The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. Investment in an 80% owned joint venture is accounted for on the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. All material intercompany balances and transactions have been eliminated. All material adjustments consisting only of normal recurring adjustments that, in the opinion of management are necessary for a fair statement of the results for the interim periods have been reflected. These interim financial statements should be read in conjunction with our annual consolidated financial statements.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. We adopted this statement in the first quarter of the current year with no material impact on the consolidated financial statements.

2. PURCHASE OF RESERVOIR CHARACTERIZATION RESEARCH AND CONSULTING, INC.

     On February 2, 2001, we consummated a merger with Reservoir
Characterization Research and Consulting, Inc., ("RC2"), a Colorado corporation. Under the terms of the agreement, we acquired 100% of RC2 in exchange for 1,137,466 shares of our common stock.

     The total purchase price of RC2 was $34.4 million, comprised of $33.0 million of stock and $1.4 million of options. The acquisition was accounted for as a purchase with the preliminary allocation of purchase price, in accordance with APB 16, yielding $2.4 million of current assets, $10.3 million of property and long term assets, $2.3 million of liabilities, and $24.0 million of goodwill. Goodwill will be amortized over no more than 20 years.

                        VERITAS DGC INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)



3. OTHER INCOME

Other income consists of the following:



                                                               Three Months Ended           Nine Months Ended
                                                                    April 30,                   April 30,
                                                              ---------------------       --------------------
                                                               2001          2000          2001          2000
                                                              -------       -------       -------      -------
                                                                                (In thousands)

Interest income                                               $ 1,424       $   914       $ 4,059      $ 2,457
Net (loss) gain on disposition of property and equipment           (4)          (74)        1,049         (182)
Net foreign currency exchange gains (losses)                      141           (18)          500         (256)
Other                                                             (93)           60            13         (281)
                                                              -------       -------       -------      -------
         Total                                                $ 1,468       $   882       $ 5,621      $ 1,738
                                                              =======       =======       =======      =======

4. EARNINGS PER COMMON SHARE

Earnings per common share - basic and diluted are computed as follows:


                                                                       Three Months Ended                 Nine Months Ended
                                                                            April 30,                          April 30,
                                                                 -------------------------------      ----------------------------
                                                                     2001               2000              2001            2000
                                                                 ------------       ------------      ------------    ------------
                                                                                 (In thousands, except per share amounts)

Income before extraordinary item                                 $      8,384       $      2,539      $     20,612    $      3,129
Extraordinary loss on debt repurchase                                                                                          187
                                                                 ------------       ------------      ------------    ------------
Net income                                                       $      8,384       $      2,539      $     20,612    $      2,942
                                                                 ============       ============      ============    ============

BASIC
Weighted average common shares                                         31,860             26,080            30,174          25,055

  Income per common share before extraordinary item              $        .26       $        .10      $        .68    $        .12
  Loss per common share from extraordinary item
                                                                 ------------       ------------      ------------    ------------
  Net income per common share                                    $        .26       $        .10      $        .68    $        .12
                                                                 ============       ============      ============    ============

DILUTED
 Weighted average common shares - assuming dilution:
         Weighted average common shares                                31,860             26,080            30,174          25,055
         Shares issuable from assumed conversion of options               767                737               807             576
                                                                 ------------       ------------      ------------    ------------
                     Total                                             32,627             26,817            30,981          25,631
                                                                 ============       ============      ============    ============

  Income per common share before extraordinary item              $        .26       $        .09      $        .67    $        .12
  Loss per common share from extraordinary item                                                                               (.01)
                                                                 ------------       ------------      ------------    ------------
  Net income per common share                                    $        .26       $        .09      $        .67    $        .11
                                                                 ============       ============      ============    ============

     Veritas Energy Services Inc. exchangeable shares, which were issued in business combinations, and may be exchanged for our common stock and are identical to our common stock in all material respects, are included in the above computations.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)



     On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under a shelf registration. For the nine months ended April 30, 2001, we issued approximately 0.1 million shares in connection with these transactions, generating approximately $2.9 million in net proceeds. In October 2000, we completed an offering of 3.1 million shares of common stock under the shelf registration statement, generating $82.4 million in net proceeds. In addition, during the nine months ended April 30, 2001, 0.7 million options were exercised, generating $9.8 million in net proceeds, and approximately 40,000 shares were purchased under the employee stock purchase plan, generating $0.9 million in net proceeds.

     The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceeded the average market price of the underlying common shares as of the date the period ended.



                                            Three Months Ended                       Nine Months Ended
                                                April 30,                                April 30,
                                 ---------------------------------------   -------------------------------------
                                        2001                 2000                 2001                2000
                                 ------------------    -----------------   -----------------   -----------------
      Number of options                    404,840               725,314             168,327           1,372,340

      Exercise price range       $31 1/2 - $55 1/8     $19 3/8 - $55 1/8   $28 3/4 - $55 1/8   $17 1/16- $55 1/8

      Expiring through              March 2011              March 2010          March 2011         March 2010


5. UNREALIZED LOSS ON INVESTMENTS-AVAILABLE FOR SALE

     In fiscal year 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company (Miller), a publicly traded company, for a long-term note receivable paying 18% interest. The interest rate changed to 9 3/4%, effective October 15, 2000. For the periods April 15, 1999 to October 14, 2000, interest was paid in common stock warrants, with an exercise price of $0.01 per share, in advance, at six-month intervals. Beginning October 15, 2000, interest is paid in cash after the six-month intervals and no additional warrants will be issued. In addition, in fiscal year 1999, we exchanged an account receivable from Brigham Exploration Company, a publicly traded company, for shares of Brigham common stock. The stock from this exchange was sold in April 2001 for $4.1 million resulting in an immaterial gain. The cost basis of the investments available for sale is determined by the fair market value on the date received.


                                           April 30, 2001                                    July 31, 2000
                          ----------------------------------------------      -------------------------------------------
                                            Unrealized                                         Unrealized
                          Cost Basis           loss           Fair Value      Cost Basis          loss        Fair Value
                          ------------     ------------       ----------      -----------      ----------    ------------
                                                                   (In thousands)
Brigham common stock                                                          $     4,099       $  (1,411)   $      2,688
Miller warrants           $      1,500     $        (80)      $    1,420            1,500            (204)          1,296
                          ------------     ------------       ----------      -----------       ---------    ------------
                          $      1,500     $        (80)      $    1,420      $     5,599       $  (1,615)   $      3,984
                          ============     ============       ==========      ===========       =========    ============

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)


6. SEGMENT INFORMATION

    We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated, as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below:


                                                  Three Months Ended                      Three Months Ended
                                                   April 30, 2001                            April 30, 2000
                                       ---------------------------------------    ---------------------------------------
                                        Segments      Corporate       Total        Segments     Corporate         Total
                                       ----------    ----------     ----------    ----------    ----------     ----------
                                                                         (In thousands)
Revenue                                $  126,617                   $  126,617    $   93,742                   $   93,742
Costs and expenses                        102,453    $   10,818        113,271        81,630    $    8,162         89,792
                                       ----------    ----------     ----------    ----------    ----------     ----------
Net income (loss) before income tax    $   24,164    $  (10,818)        13,346    $   12,112    $   (8,162)    $    3,950



                                                Nine Months Ended                      Nine Months Ended
                                                 April 30, 2001                          April 30, 2000
                                       ------------------------------------    ------------------------------------
                                        Segments    Corporate       Total       Segments    Corporate       Total
                                       ---------    ---------     ---------    ---------    ---------     ---------
                                                                     (In thousands)

Revenue                                $ 372,331                  $ 372,331    $ 253,442                  $ 253,442
Costs and expenses                       306,677    $  30,447       337,124      222,456    $  25,383       247,839
                                       ---------    ---------     ---------    ---------    ---------     ---------
Net income (loss) before income tax    $  65,654    $ (30,447)    $  35,207    $  30,986    $ (25,383)    $   5,603



7. HEDGE TRANSACTION

    In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively locking our exchange rate for Norwegian kroner to the U.S. dollar. The total value of the forward contracts in U.S. dollars is $9.7 million. The unrealized loss on the hedge transaction is summarized below:


                                                                  April 30, 2001
                                                    ---------------------------------------
                                                        Forward     Unrealized
                                                         value         loss      Fair Value
                                                    -------------  -----------   ----------
                                                                  (In thousands)
                    Forward contracts                   $9,711        (488)       $ 9,223

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 COMPARED WITH THE THREE MONTHS ENDED APRIL 30, 2000

Revenue. Revenue increased 35%, from $93.7 million to $126.6 million due to a general increase in exploration spending by our customers in the current quarter. Multi-client revenue increased 17%, from $46.4 million to $54.3 million. This is primarily due to licensing of our new Canadian Foothill surveys. Contract revenue increased 53%, from $47.3 million to $72.3 million, driven by an overall improvement in activity and additional crews in Alaska and Canada.

Operating income. Operating income increased 130% from $6.7 million to $15.4 million. Operating margin (revenue less cost of services) remained essentially flat. Research and development expense increased 29%, from $2.1 million to $2.7 million as a result of our continuing efforts to develop and employ leading edge technologies to improve the quality of our products and services. Selling, general and administrative expense increased 52%, from $4.6 million to $7.0 million as a result of an increase in personnel cost, outside services for the new headquarters facility in Houston, and an expansion of our e-business and health and safety initiatives.

Other income (expense). Interest expense remained essentially flat, with long-term debt being the same in both quarters. Other income increased from $0.9 million to $1.5 million primarily due to the increase in interest income as a result of the increase in cash.

Income taxes. Income taxes increased from $1.4 million to $5.0 million as a result of our higher earnings in the current quarter with the effective rate remaining essentially flat.

NINE MONTHS ENDED APRIL 30, 2001 COMPARED WITH THE NINE MONTHS ENDED APRIL 30, 2000

Revenue. Revenue increased 47%, from $253.4 million to $372.3 million due to a general increase in exploration spending by our customers in the current year. Multi-client revenue increased 37%, from $128.6 million to $176.3 million. This is largely due to increased licensing of multi-client surveys in the Gulf of Mexico, Canada and the U.S. Contract revenue increased 57%, from $124.8 million to $196.0 million, driven by improvements in vessel activity for contract work, specifically in Asia and Canada, and increased utilization of land crews.

Operating income. Operating income increased 177% from $14.5 million to $40.1 million. Operating margin (revenue less cost of services) decreased from 34% to 32% due to licensing of an increased proportion of lower margin surveys in the current year as compared to the prior year. Depreciation and amortization expense decreased 7% from $54.3 million to $50.5 million as a result of timing of capital expenditures for the current year. Research and development and selling, general and administrative expenses increased in the current year as compared to the prior year. Research and development expense increased 21%, from $6.1 million to $7.4 million as a result of our continuing efforts to develop and employ leading edge technologies to improve the quality of our products and services. Selling, general and administrative expense increased 58%, from $12.3 million to $19.4 million as a result of relocation, rent and outside service expenses associated with the new headquarters facility in Houston, an increase in personnel cost and bonus accruals, and an expansion of our e-business and health and safety initiatives.

Other income (expense). Interest expense remained essentially flat, with long-term debt being the same in both periods. Other income increased from $1.7 million to $5.6 million. Interest income increased by $1.6 million due to the increase in cash. Gains on the sale of fixed assets resulted in an increase of $1.2 million. Currency gains in the current year versus currency losses in the prior year resulted in an increase of $0.8 million.

Income taxes. Income taxes increased from $2.5 million to $14.6 million as a result of our higher earnings in the current year with the effective rate remaining essentially flat.


LIQUIDITY AND CAPITAL RESOURCES

    Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs through the next fiscal year.

    Net cash provided by operating activities increased from ($25.9) million to $7.7 million due primarily to higher profitability in the current year. In addition, net cash used by working capital decreased from $75.2 million to $62.9 million. This is primarily due to a decrease in net investment in multi-client data library in the current fiscal year as compared to the prior fiscal year. This is offset by an increase in accounts receivable as a result of the increase in activity for the current year.

     Currently, we are forecasting $60.0 million of net investment in our data library (measured as the change in the balance sheet account) during fiscal year 2001. Because of the elapsed time between survey execution, sale and ultimate cash receipt, multi-client work generally requires greater amounts of working capital than contract work. Depending upon the timing of the sales of the multi-client surveys and the contract terms relating to the collection of the proceeds from such sales, our liquidity may be affected. While we seek pre-funding commitments from customers for a portion of the cost of these surveys, pre-funding levels do not generally affect our library spending. We believe that these multi-client surveys have good long-term revenues, earnings and cash flow potential, but there is no assurance that we will recover the costs of these surveys.

    Net cash used in investing activities increased from $31.7 million to $50.9 million. We require significant amounts of capital to support our operations and fund capital spending and research and development programs. Our current capital expenditure forecast for fiscal 2001 is $105.0 million, which includes expenditures of approximately $50 million to expand or upgrade current operating equipment. We are forecasting $9.2 million of research and development spending in fiscal 2001. As demand for our geophysical products and services continues to increase during fiscal 2001, we may increase our expenditures and business investments as we take advantage of expansion opportunities.

    Net cash provided by financing activities increased from $19.6 million to $95.1 million. As of April 30, 2001, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing them to be callable by the holder under certain conditions. We also have a revolving credit facility due July 2001 from commercial lenders that provides advances up to $50.0 million. At April 30, 2001, the borrowing base exceeded the credit limit. Advances bear interest, at our election, at LIBOR plus a margin based on certain financial ratios maintained by us or prime rate. Advances are secured by certain accounts receivable. As of April 30, 2001, there were no outstanding advances under the credit facility, but $5.8 million of the credit facility was utilized for letters of credit. An additional $44.2 million is available for borrowings. We are currently in negotiations for a new credit facility with the expected closing in June 2001.

    To ensure that we have available as many financing options as possible, we filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under the shelf registration. For the nine months ended April 30, 2001, we issued approximately
0.1 million shares in connection with these transactions, generating approximately $2.9 million in net proceeds. In addition, in October 2000, we completed an offering of 3.1 million shares of common stock under the shelf registration statement. This offering generated $82.4 million in net proceeds. The total issuance of equity under the shelf registration has been approximately
4.4 million shares generating $112.5 million in net proceeds.

    We will require substantial cash flow to continue operations on a satisfactory basis, complete our capital expenditure and research and development programs and meet our principal and interest obligations with respect to outstanding indebtedness. While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by our client's exploration spending and, ultimately, underlying commodity prices.

OTHER

    Since our quasi-reorganization with respect to Digicon Inc. on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the nine months ended April 30, 2001, $1.7 million has been recognized related to these benefits, due to our U.K. operation's increased profitability.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. We adopted this statement in the first quarter of the current fiscal year with no material impact on the consolidated financial statements.

    On February 2, 2001, we acquired Reservoir Characterization Research and Consulting, Inc., ("RC2"), a Colorado corporation in an acquisition accounted for as a purchase. The total purchase price was $34.4 million, consisting of stock and options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

    In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively locking our exchange rate for Norwegian kroner to the U.S. dollar. The total value of the forward contracts in U.S. dollars is $9.7 million.

    There have been no other significant changes that would affect our exposure to market risk since July 31, 2000.

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

        10-P) Settlement Agreement between Veritas DGC Inc. and Richard C. White. (Exhibit 10-P to Veritas DGC Inc's Form 10-Q for the quarter ended October 31, 2000 is incorporated herein by reference.)

        10-Q) Deferred Compensation Plan effective January 1, 2001. (Exhibit 10-Q to Veritas DGC Inc's Form 10-Q for the quarter ended October 31, 2000 is incorporated herein by reference.)

        10-R) Rabbi Trust Agreement between Veritas DGC Inc. and Austin Trust Company relating to the Deferred Compensation Plan. (Exhibit 10-R to Veritas DGC Inc's Form 10-Q for the quarter ended October 31, 2000 is incorporated herein by reference.)

        10-S) 2001 Key Employee Nonqualified Stock Option Plan effective February 1, 2001. (Exhibit 10-S to Veritas DGC Inc's Form 10-Q for the quarter ended January 31, 2001 is incorporated herein by reference.)

        10-T) 2001 Key Employee Restricted Stock Plan effective February 1, 2001. (Exhibit 10-T to Veritas DGC Inc's Form 10-Q for the quarter ended January 31, 2001 is incorporated herein by reference.)

        *10-U)    Employment Agreement executed by Matthew D. Fitzgerald.


* Filed herewith

b) REPORTS ON FORM 8-K

    We did not file a Form 8-K during the quarter ended April 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 13th day of June 2001.



                                           VERITAS DGC INC.

                                           By: /s/ Timothy L. Wells
                                               --------------------------------
                                               TIMOTHY L. WELLS
                                               Chief Operating Officer



                                               /s/ Matthew D. Fitzgerald
                                               --------------------------------
                                               MATTHEW D. FITZGERALD
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer

                                 EXHIBIT NUMBER


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
*10-U)            Employment Agreement executed by Matthew D. Fitzgerald