Form 10-K
period 2001-07-31
VERITAS DGC INC
filed 2001-10-16
CIK 28866

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $ 345,147,938 as of September 28, 2001.

     The number of shares of the Company's common stock, $.01 par value, outstanding at September 28, 2001 was 32,385,359 (including 1,484,914 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

     The registrant's proxy statement to be filed in connection with the registrant's 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                               PAGE
   ITEM                                                                                       NUMBER
   ----                                                                                       ------
                                               PART I
      1.        Business
                   General................................................................       1
                   Services and Markets...................................................       1
                   Principal Operating Assets.............................................       2
                   Technology and Capital Expenditures....................................       3
                   Competition............................................................       3
                   Backlog................................................................       3
                   Significant Customers..................................................       4
                   Employees..............................................................       4
      2.        Properties................................................................       4
      3.        Legal Proceedings.........................................................       4
      4.        Submission of Matters to a Vote of Security Holders.......................       4

                                               PART II
      5.        Market for Registrant's Common Equity and
                 Related Stockholder Matters..............................................       4
      6.        Selected Consolidated Financial Data......................................       5
      7.        Management's  Discussion and Analysis of Financial Condition and Results of      5
                Operations................................................................
     7A.        Quantitative and Qualitative Disclosures Regarding Market Risk............       9
      8.        Consolidated Financial Statements and Supplementary Data..................      10
      9.        Changes in and  Disagreements  with Accountants on Accounting and Financial     34
                Disclosure................................................................

                                              PART III
     10.        Directors and Executive Officers of the Registrant........................      34
     11.        Executive Compensation....................................................      34
     12.        Security Ownership of Certain Beneficial Owners and Management............      34
     13.        Certain Relationships and Related Transactions............................      34

                                               PART IV
     14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...........      34
                Signatures................................................................      35

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a leading provider of integrated geophysical services to the petroleum industry worldwide. Our customers include major, national and independent oil and gas companies that utilize geophysical technologies to achieve the following:

     o Identify new areas where subsurface conditions are favorable for the production of hydrocarbons.

     o Determine the size and structure of previously identified oil and gas fields.

     o    Optimize development and production of hydrocarbon reserves.

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

SERVICES AND MARKETS

     We conduct geophysical surveys on both a contract and a multi-client basis. Approximately 46% of our business was done on a multi-client basis in fiscal year 2001. The high cost of acquiring and processing geophysical data on an exclusive basis has prompted many oil and gas companies to increase their licensing of multi-client surveys. In response, we have added significantly to our multi-client data library, increasing its size and geographic breadth, as well as enhancing the quality of the data through advanced processing. Currently our library consists of 165,900 line kilometers of 2D survey data and 109,700 square kilometers of 3D data, 65% of which was acquired and processed within the past three years. The marine library covers areas in the Gulf of Mexico, the North Atlantic, Southeast Asia, West Africa, North Africa, Canada and Brazil. The land data library includes surveys in Texas, Mississippi, Oklahoma, Wyoming and Alberta, Canada.

     These tables describe our revenues by contract type and geographic area.

                                                            YEARS ENDED JULY 31,
                                                  ----------------------------------------
               REVENUES BY CONTRACT TYPE             2001           2000           1999
               -------------------------          ----------     ----------     ----------
                                                               (IN THOUSANDS)
     Contract work ..........................     $  258,403     $  171,213     $  227,699
     Licensing of multi-client data .........        218,899        181,866        161,206
                                                  ----------     ----------     ----------
               Total ........................     $  477,302     $  353,079     $  388,905
                                                  ==========     ==========     ==========

                                                            YEARS ENDED JULY 31,
                                                  ----------------------------------------
              REVENUES BY GEOGRAPHIC AREA            2001           2000           1999
              ---------------------------         ----------     ----------     ----------
                                                               (IN THOUSANDS)
     United States ..........................     $  193,204     $  130,872     $  203,667
     Canada .................................        113,334         95,686         32,325
     Latin America ..........................         68,501         41,480         61,187
     Europe .................................         48,427         35,388         35,850
     Middle East/Africa .....................         18,363         27,012         20,785
     Asia Pacific ...........................         35,473         22,641         35,091
                                                  ----------     ----------     ----------
               Total ........................     $  477,302     $  353,079     $  388,905
                                                  ==========     ==========     ==========

     In fiscal 2001, 2000 and 1999, 60%, 63%, 48%, respectively, of our revenues were attributable to non-U.S. operations and export sales. (See Note 13 of Notes to Consolidated Financial Statements for additional geographic information.)

PRINCIPAL OPERATING ASSETS

    We acquire, process, and interpret geophysical information utilizing a wide array of assets as follows.

LAND ACQUISITION

    Our land acquisition activities are performed with technologically advanced geophysical equipment. The equipment, as of July 31, 2001, had a combined recording capacity of 41,000 channels.

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

MARINE ACQUISITION

    Our marine acquisition crews operate from both owned and chartered vessels that have been modified or equipped to our specifications. All of the vessels we utilize are equipped to perform both 2D and 3D geophysical surveys. During the last several years, a majority of the marine geophysical data acquisition services we performed involved 3D surveys. The following table contains certain information concerning the geophysical vessels we operate.

                               YEAR
                              ENTERED
             VESSEL           SERVICE     LENGTH       BEAM       CHARTER EXPIRATION
     ----------------------   -------    --------     -------     ------------------
     Pacific Sword ........     1999     189 feet     40 feet     December 2001
     New Venture ..........     2000     250 feet     56 feet     September 2002
     Polar Search .........     1992     300 feet     51 feet     January 2002
     Seisquest ............     2001     302 feet     61 feet     May 2004
     Veritas Viking .......     1998     305 feet     72 feet     June 2006
     Veritas Viking II ....     1999     305 feet     72 feet     June 2007
     Veritas Searcher .....     1983     217 feet     44 feet     Owned

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

    At present, five of our vessels are equipped with multiple streamers and multiple energy sources. These vessels acquire more lines of data with each pass, which reduces completion time and the effective acquisition cost. The Veritas Viking and Viking II are both capable of deploying 12 streamer cables. We plan to take delivery of a third Viking class vessel, the Veritas Vantage, in May, 2002. This vessel has been leased under a term expiring in April 2010 and is currently being outfitted to our specifications.

DATA PROCESSING AND INTERPRETATION

    We operate 16 data processing centers capable of processing 2D, 3D and 4D data. A majority of our data processing services are performed on 3D seismic data. The centers process data received from the field, both from our own and other geophysical crews, to produce an image of the earth's subsurface using proprietary computer software and techniques. We also reprocess older geophysical data using new techniques designed to enhance the quality of the data. Our data processing centers have opened at various times since 1966 and are at present located in:

                                                  EUROPE/AFRICA/
         NORTH AMERICA        SOUTH AMERICA         MIDDLE EAST       ASIA PACIFIC
         -------------        -------------       --------------      ------------
       Houston               Buenos Aires        Crawley, England     Singapore
       Midland, Texas        Caracas             Stavanger, Norway    Perth
       Denver                Quito               Aberdeen             Jakarta
       Calgary                                   Abu Dhabi            Kuala Lumpur
                                                 Lagos

    Our processing centers operate high capacity, advanced technology data processing systems on high-speed networks. These systems run our proprietary data processing software. The marine and land data acquisition crews have software compatible with that utilized in the processing centers, allowing for ease in the movement of data from the field to the data processing centers. We operate both land and marine data processing centers and tailor the equipment and software deployed in an area to meet the local market demands.

    We operate four visualization centers in Houston, Calgary, Perth and Crawley. These centers allow teams of geoscientists and engineers to view and interpret large volumes of complex 3D data. The visualization centers are imaging tools used for advanced interpretive techniques that enhance the understanding of regional geology and reservoir modeling. These visualization centers allow us to offer the type of collaborative geophysical model building that is enabling oil companies to explore areas of complex geology such as the large sub-salt plays in the deepwater Gulf of Mexico.

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

    Currently, we employ approximately 90 people in our research and development activities, substantially all of whom are scientists, engineers or programmers. During fiscal 2001, 2000 and 1999, research and development expenditures were $9.9 million, $8.3 million and $7.7 million, respectively. Our research and development budget for fiscal 2002 is $11.1 million.

    During fiscal 2001, 2000, and 1999, capital expenditures were $96.9 million, $55.9 million, and $52.4 million, respectively. Our capital expenditure budget for fiscal 2002 is approximately $100.0 million. The actual level of future capital expenditures will depend on the availability of funding and market requirements as dictated by oil and gas company spending levels. A substantial portion of our fiscal 2002 capital expenditure budget is allocated to begin replacement of the fluid-filled streamers on our boats with solid streamers, which are more efficient to use and maintain and will improve the quality of our data. Another significant portion of the budget is allocated to the outfitting of the Veritas Vantage seismic vessel.

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

    As a result of changing technology and increased capital requirements, the geophysical industry has consolidated substantially since the late 1980's. Our largest competitors are Western-Geco (a joint venture between Schlumberger and Baker Hughes), Compagnie Generale Geophysique and Petroleum Geo-Services.

BACKLOG

    At July 31, 2001, our backlog of commitments for services was $193.9 million, compared with $102.5 million at July 31, 2000. Approximately 40% of this backlog is related to pre-funding of multi-client work. It is anticipated that a majority of the July 31, 2001 backlog will be completed in the next 12 months. This backlog consists of written orders or commitments believed to be firm. Contracts for services are subject to modification by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding period.

SIGNIFICANT CUSTOMERS

    Historically, our principal customers have been major oil and gas companies, national oil companies and independent oil and gas companies. In fiscal 2001 and fiscal 2000, no customer accounted for 10% or more of total revenues. In fiscal 1999, Royal Dutch/Shell and its subsidiaries accounted for approximately 12% of our revenues.

EMPLOYEES

    At July 31, 2001, we employed approximately 4,300 people on a full-time basis. Our monthly employment figures are subject to seasonal variation and averaged 3,800 during fiscal 2001. With the exception of 30 employees working at the Singapore data processing center, none of our employees are subject to collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     In the first quarter of fiscal 2001 we moved all of our Houston employees into our new 218,151 square foot leased office and warehouse complex. The complex houses data processing operations, as well as executive, accounting, research and development and operating personnel. This lease expires in 2015. We lease additional space aggregating approximately 416,081 square feet, which is used by operations around the world. These leases expire at various times through 2015.

ITEM 3. LEGAL PROCEEDINGS

    As of September 30,2001, we were not a party to, nor was our property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the periods shown.

                  PERIOD                      HIGH           LOW
                ----------                 ----------     ----------
     2001       4th Quarter ..........     $    39.24     $    19.70
                3rd Quarter ..........          39.80          26.90
                2nd Quarter ..........          34.55          23.50
                1st Quarter ..........          33.06          21.25
     2000       4th Quarter ..........     $    29.94     $    20.19
                3rd Quarter ..........          30.00          15.50
                2nd Quarter ..........          18.50          12.43
                1st Quarter ..........          22.63          14.16

    On September 28, 2001, the last reported sales price for our common stock on the New York Stock Exchange was $ 11.15 per share. On September 28, 2001, there were approximately 334 record holders of common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           YEARS ENDED JULY 31,
                                                  ----------------------------------------------------------------------
                                                     2001           2000           1999           1998           1997
                                                  ----------     ----------     ----------     ----------     ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     STATEMENT OF OPERATIONS DATA:
       Revenues .............................     $  477,302     $  353,079     $  388,905     $  528,959     $  362,715
       Income before extraordinary charge ...         22,458          6,481         20,294         66,958         25,125
       Income before extraordinary charge
       per common share -- basic ............            .73            .26            .89           2.96           1.33
       Income before extraordinary charge
       per common share -- diluted ..........            .71            .26            .88           2.87           1.30
     BALANCE SHEET DATA:
       Total assets .........................        796,952     $  611,808     $  541,846     $  478,490     $  385,089
       Long-term debt (including current
        maturities) .........................        135,000        135,106        135,251         75,561         75,971

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Sustained oil prices in the $25 to $30 / bbl range throughout fiscal 2001 led to relatively robust levels of exploration spending on a global basis. The deepwater regions in the Gulf of Mexico were particularly active. In North America, natural gas prices as high as $10 / mcf led to high interest in gas-prone areas such as the Rocky Mountain foothills. Brazil's opening of its offshore basins to foreign investment fueled significant interest there.

    We were well positioned to take advantage of the increased spending and were able to exploit some new areas. We performed extensive multi-client surveys in the Canadian Rockies that were well funded by customers. We performed contract and multi-client work off Brazil and the East Coast of Canada and we entered the Canadian and Alaskan Arctic to acquire contract surveys. In our established areas, we sold significant numbers of licenses to our Gulf of Mexico surveys and continued to have high utilization of our land crews in North America. Our processing centers throughout the world ran at capacity most of the year. Through the third quarter of fiscal 2001 we generated six consecutive quarters of earnings growth. However, delays of certain large multi-client sales during quarter four resulted in reduced quarterly profits, but still left us with annual earnings of almost three times those of the prior year.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED WITH FISCAL 2000

    Revenues. Revenues increased by 35%, from $353.1 million in fiscal 2000 to $477.3 million in fiscal 2001, due to the upturn in exploration spending driven by higher commodity prices. Multi-client revenues increased 20% from $181.9 million to $218.9 million, while contract revenues increased 51%, from $171.2 million to $258.4 million. Contract revenue showed the stronger year on year increase due to our expansion into new market areas, such as Alaska, the Canadian Arctic, offshore Canada, and Brazil.

    Operating Income. Operating income increased by 100%, from $23.2 million in fiscal 2000 to $46.4 million in fiscal 2001. Approximately $2 million of this $23 million increase was due to the adjustment of receivable reserves. These adjustments were made due to improved collection of past due receivables and the improved ability of a long-term debtor to repay debt. Cost of services increased to 68% from 66% due to the increased percentage of lower margin contract revenue as described above. Research and development increased by 19%, from $8.3 million in fiscal 2000 to $9.9 million in fiscal 2001. This increase was due to higher numbers of employees dedicated to research and development. Selling, general and administrative expense increased by 44%, from $17.7 million in fiscal 2000 to $25.5 million in fiscal 2001. The primary increases in cost were associated with the move to the new Houston headquarters building, increased corporate marketing efforts and higher incentive compensation payments.

    Other income. Other income increased by $3.0 million from fiscal 2000 to fiscal 2001 due partly to an additional $1.5 million in interest income resulting from the higher cash balances in fiscal 2001. In addition, gains on sales of assets of $1.3 million in fiscal 2001 were an improvement of $1.6 million over the $0.3 million loss on sales of assets experienced in fiscal 2000.

    Provision for income taxes. The provision for income taxes increased by $10.9 million from fiscal 2000 to fiscal 2001 due to the increased profitability of the company. The effective income tax rate in fiscal 2001 was 41% compared to 43% in fiscal 2000.

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

    Operating Income. Operating income declined by 38%, from $37.7 million in fiscal 1999 to $23.2 million in fiscal 2000. Cost of services was approximately 34% of revenue in both years. Research and development expenses increased 8% from $7.7 million in fiscal 1999 to $8.3 million in fiscal 2000 due to increased emphasis on leading edge technologies, including reservoir characterization. Selling, general and administrative expenses increased 6% from $16.7 million in fiscal 1999 to $17.7 million in fiscal 2000 resulting from termination costs related to the resignation of our former chief executive officer. Interest expense increased from $12.6 million in fiscal 1999 to $14.1 million in fiscal 2000 due to the issuance of $60.0 million of 9.75% senior notes at the end of October 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

    Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2002.

    As of July 31, 2001, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing the holders to require us to call the notes under certain conditions. We also have a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80.0 million and non-U.S. advances up to $20 million. Advances bear interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins are based on either certain of our financial ratios or our credit rating. At July 31, 2001 the LIBOR margin was 1.25% and the prime rate margin was 0%. As of July 31, 2001, there were no outstanding advances under the credit facility, but $7.9 million of the credit facility was utilized for letters of credit, leaving $72.1 million available for borrowings.

    We require significant amounts of working capital to support our operations and fund our research and development program. Our capital expenditure budget for fiscal 2002 is approximately $100.0 million, which includes expenditures of approximately $60 million to expand or upgrade our marine fleet. We have planned $47.2 million additional net investment in our data library (measured as the change in the balance sheet account) and planned $11.1 million for research and development spending in fiscal 2002.

    We will require substantial cash flow to continue our investment in multi-client library, complete our capital expenditure and research and development programs and meet our principal and interest obligations with respect to outstanding indebtedness. While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of exploration spending and, ultimately, underlying commodity prices.

    To ensure that we have available as many financing options as possible, we have filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under the shelf registration. As of July 31, 2001, we had issued approximately 1.3 million shares in connection with these transactions, generating approximately $30.1 million in net proceeds. In October 2000 we sold 3.1 million shares of stock in a public offering and netted $82.4 million in proceeds.

OTHER

    Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the year ended July 31, 2001, we recognized $1.7 million related to these benefits.

    We receive some account receivable payments in foreign currency. We currently do not conduct a hedging program because we do not consider our current exposure to foreign currency fluctuations to be significant, although we have hedged certain future charter payments to be made in a foreign currency.

    In July 2001, the Financial Accounting Standards Board issued SFAS No.141 (Business Combinations) and SFAS No.142 (Goodwill and Other Intangible Assets.) We have adopted the use of these new accounting statements. The main effect of SFAS No.141 is to require purchase accounting be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No.16. SFAS No.142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supercedes APB Opinion No.17. The adoption of this statement had no impact on our results. This statement requires us to discontinue our amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test.

    In August 2001, the Financial Accounting Standards Board issued SFAS No.143 (Disposal of Long-lived Assets). We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to record derivative financial instruments on our balance sheet as assets or liabilities, as appropriate, at fair value. We adopted this statement in fiscal 2001 and there was no impact of adoption.

RISK FACTORS

    An investment in our common stock is subject to a number of risks discussed below. You should carefully consider these discussions of risks and the other information included in this report.

AS A PROVIDER OF GEOPHYSICAL TECHNOLOGIES, OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE LEVEL OF CAPITAL EXPENDITURES BY OIL AND GAS COMPANIES.

    Capital expenditures by oil and gas companies have tended in the past to follow trends in the price of oil and natural gas, which have fluctuated widely in recent years. These capital expenditures may also be affected by worldwide economic conditions. Should there be a sustained period of substantially reduced capital expenditures by oil and gas companies, as we have experienced in recent years, the demand for geophysical services likely will drop and there will be an adverse effect on our results of operations and cash flow during the affected period.

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

    In accordance with industry practice, we capitalize our investments in our multi-client library and charge these investments to cost of services as sales are made. Certain accounting authorities are reviewing accounting practices relating to the capitalization of expenditures made in the development of certain data bases, particularly in the context of "e-commerce" companies. We cannot predict whether future accounting changes could adversely affect our balance sheet or results of operations.

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

WE FACE INTENSE COMPETITION IN OUR INDUSTRY, WHICH COULD ADVERSELY AFFECT OUR RESULTS.

    Competition among geophysical service providers historically has been, and will continue to be, intense. Competitive factors in recent years have included price, crew experience, equipment availability, technological expertise and reputation for quality, safety and dependability. Some of our competitors operate substantially more data acquisition crews than we do and have significantly greater financial and other resources. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for contract awards and data sales and in the development of new technologies. Other competitors operate with extremely low overhead and compete vigorously on price in certain markets where that is the determining factor in awarding work. These low-cost competitors can have a competitive advantage over us in these markets.

HIGH FIXED COSTS COULD RESULT IN OPERATING LOSSES.

    Our business has high fixed costs. As a result, downtime or low productivity due to reduced demand, weather interruptions, equipment failures or other causes can result in significant operating losses. Low utilization rates may hamper our ability to recover the cost of necessary capital investments.

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

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN REVENUE GENERATING ACTIVITIES.

    Substantial portions of our revenues are derived from foreign activities and, as a result, significant portions of our revenues are denominated in foreign currencies. These revenues are impacted by foreign currency fluctuations. In addition, net assets reflected on the balance sheets of our foreign subsidiaries, and therefore on our consolidated balance sheet, are subject to currency fluctuations. Foreign revenues are also subject to special risks that may disrupt markets, including the risk of war, terrorism, civil disturbances, embargo and government activities. Revenue generating activities in certain foreign countries may require prior United States government approval in the form of an export license and otherwise be subject to tariffs and import/export restrictions. There can be no assurance that we will not experience difficulties in connection with future foreign revenues and, in particular, adverse effects from foreign currency fluctuations.

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

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

    This report on Form 10-K and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements incorporated by reference to other Veritas DGC documents filed with the SEC. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negatives thereof. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectation will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in "Risk Factors" and elsewhere in this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

    At July 31, 2001, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at July 31, 2001 in U.S. dollars is $8.8 million. At July 31, 2001, we had $135.0 million of 9 3/4% fixed rate debt maturing in October 2003 with a fair value of $136.8 million based on the trading price of 101.3, with a yield to maturity of 9.06% at July 31, 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
          Report of Independent Accountants..........................................               11
          Consolidated Statements of Income and Comprehensive Income
             for the Three Years Ended July 31, 2001.................................               12
          Consolidated Balance Sheets as of July 31, 2001 and 2000...................               13
          Consolidated Statements of Cash Flows for the Three Years
             Ended July 31, 2001.....................................................               14
          Consolidated Statements of Changes in Stockholders' Equity
             for the Three Years Ended July 31, 2001.................................               16
          Notes to Consolidated Financial Statements.................................               17
          Financial Statement Schedule -- Valuation and Qualifying Accounts..........               33

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Veritas DGC Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
September 27, 2001

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                   FOR THE YEARS ENDED JULY 31,
                                                                           ------------------------------------------
                                                                              2001            2000            1999
                                                                           ----------      ----------      ----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues .............................................................     $  477,302      $  353,079      $  388,905
Costs and expenses:
  Cost of services ...................................................        326,748         232,366         258,307
  Research and development ...........................................          9,934           8,316           7,693
  Depreciation and amortization ......................................         68,638          71,468          68,435
  Selling, general and administrative ................................         25,548          17,710          16,734
                                                                           ----------      ----------      ----------
Operating Income .....................................................         46,434          23,219          37,736
  Interest expense ...................................................         13,660          14,123          12,623
  Other income .......................................................         (5,567)         (2,578)         (4,747)
                                                                           ----------      ----------      ----------
Income before provision for income taxes and extraordinary item ......         38,341          11,674          29,860
Provision for income taxes ...........................................         15,883           5,006           9,566
                                                                           ----------      ----------      ----------
Income before extraordinary charge ...................................         22,458           6,668          20,294
Extraordinary loss on debt repurchase (net of tax, $95) ..............                            187
                                                                           ----------      ----------      ----------
Net income ...........................................................     $   22,458      $    6,481      $   20,294

Other comprehensive income (loss) (net of tax, $0 in all periods)
  Foreign currency translation adjustments ...........................         (3,205)            581            (692)
  Unrealized gain(loss) on investments - available for sale ..........          1,600          (1,058)           (557)
  Unrealized (loss) on foreign currency hedge ........................           (420)
                                                                           ----------      ----------      ----------
Total other comprehensive income .....................................         (2,025)           (477)         (1,249)
                                                                           ----------      ----------      ----------
Comprehensive income .................................................     $   20,433      $    6,004      $   19,045
                                                                           ==========      ==========      ==========

PER SHARE:
BASIC:
   Income per common share before extraordinary item .................     $      .73      $      .26      $      .89
  Loss per common share from extraordinary item ......................                           (.01)
                                                                           ----------      ----------      ----------
  Net income per common share ........................................     $      .73      $      .25      $      .89
                                                                           ==========      ==========      ==========
  Weighted average common shares .....................................         30,727          25,485          22,733
                                                                           ==========      ==========      ==========

DILUTED:
   Income per common share before extraordinary item .................     $      .71      $      .26      $      .88
  Loss per common share from extraordinary item ......................                           (.01)
                                                                           ----------      ----------      ----------
  Net income per common share ........................................     $      .71      $      .25      $      .88
                                                                           ==========      ==========      ==========
  Weighted average common shares .....................................         31,479          26,114          23,001
                                                                           ==========      ==========      ==========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                                 JULY 31,
                                                                                                        --------------------------
                                                                                                           2001            2000
                                                                                                        ----------      ----------
                                                                                                     (IN THOUSANDS EXCEPT PAR VALUE)
                                                 ASSETS
Current assets:
  Cash and cash equivalents .......................................................................     $   69,218      $   43,154
  Restricted cash investments .....................................................................                            206
  Accounts and notes receivable (net of allowance for doubtful accounts: 2001, $709; 2000, $1,749)         140,761         117,242
  Materials and supplies inventory ................................................................         10,062           5,055
  Prepayments and other ...........................................................................         11,817           6,435
  Income taxes receivable .........................................................................          5,017
  Investments -- available for sale ...............................................................          1,487           3,984
                                                                                                        ----------      ----------
      Total current assets ........................................................................        238,362         176,076
Property and equipment:
  Land ............................................................................................          7,006           7,256
  Geophysical equipment ...........................................................................        276,137         252,464
  Data processing equipment .......................................................................         98,016          87,377
  Geophysical ship ................................................................................          9,561           8,524
  Leasehold improvements and other ................................................................         83,625          53,663
                                                                                                        ----------      ----------
      Total .......................................................................................        474,345         409,284
  Less accumulated depreciation ...................................................................        300,410         262,706
                                                                                                        ----------      ----------
      Property and equipment -- net ...............................................................        173,935         146,578

Multi-client data library .........................................................................        310,610         231,274
Investment in and advances to joint ventures ......................................................          2,354           1,949
Goodwill (net of accumulated amortization: 2001, $6,844; 2000, $4,984) ............................         34,514          11,064
Deferred tax asset ................................................................................         15,031          34,064
Long term notes receivable (net of allowance: 2001, $0; 2000, $1,000) .............................          4,017           3,579
Other assets ......................................................................................         18,129           7,224
                                                                                                        ----------      ----------
      Total .......................................................................................     $  796,952      $  611,808
                                                                                                        ==========      ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ............................................................                     $      106
  Accounts payable -- trade .......................................................................     $   60,631          37,434
  Accrued interest ................................................................................          3,952           3,856
  Other accrued liabilities .......................................................................         45,261          39,620
  Income taxes payable ............................................................................                          2,116
                                                                                                        ----------      ----------
      Total current liabilities ...................................................................        109,844          83,132
Non-current liabilities:
  Long-term debt -- less current maturities .......................................................        135,000         135,000
  Deferred tax liability ..........................................................................          6,144           6,146
  Other non-current liabilities ...................................................................          4,501           4,586
                                                                                                        ----------      ----------
      Total non-current liabilities ...............................................................        145,645         145,732
Commitments and contingent liabilities (See Note 8)
Stockholders' equity:
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 30,920,550 and 25,069,834 shares (excluding 1,484,948 and 2,014,205 Exchangeable Shares, respectively) at July 31, 2001
   and 2000, respectively .........................................................................            309             251
  Additional paid-in capital ......................................................................        407,442         269,355
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) .........................        143,591         121,133
  Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment .............................................         (6,976)         (3,771)
   Unrealized loss on investments -- available for sale ...........................................            (15)         (1,615)
   Unrealized loss on foreign currency hedge ......................................................           (420)
Unearned compensation .............................................................................         (1,297)           (597)
Treasury stock, at cost; 65,296 and 104,175 shares at July 31, 2001 and 2000, respectively ........         (1,171)         (1,812)
                                                                                                        ----------      ----------
      Total stockholders' equity ..................................................................        541,463         382,944
                                                                                                        ----------      ----------
      Total .......................................................................................     $  796,952      $  611,808
                                                                                                        ==========      ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS ENDED JULY 31,
                                                                                     ------------------------------------------
                                                                                        2001            2000            1999
                                                                                     ----------      ----------      ----------
                                                                                                   (IN THOUSANDS)
Operating activities:
  Net income ......................................................................  $   22,458      $    6,481      $   20,294
  Non-cash items included in net income:
    Depreciation and amortization (other than multi-client) .......................      68,638          71,468          68,435
    Amortization of multi-client library ..........................................     119,208          76,167          50,257
    (Gain)/loss on disposition of property and equipment ..........................      (1,266)            316             849
    Equity in (earnings) loss of 50% or less-owned companies and joint ventures ...         103             691             303
    Deferred taxes ................................................................      22,158          (7,806)            678
    Amortization of unearned compensation .........................................         712           1,065             466
  Change in operating assets/liabilities:
    Accounts and notes receivable .................................................     (22,020)         (1,457)         32,053
    Materials and supplies inventory ..............................................      (5,048)           (609)           (311)
    Prepayments and other .........................................................      (5,264)            965           8,386
    Income tax receivable .........................................................      (6,275)
    Accounts payable and other accrued liabilities ................................      27,683          (1,857)        (27,905)
    Income taxes payable ..........................................................      (1,934)         (1,482)         (5,210)
    Other non-current liabilities .................................................        (232)          4,060           1,601
    Other .........................................................................      (2,160)          3,368           5,364
                                                                                     ----------      ----------      ----------
       Total cash (used in) provided by operating activities ......................     216,761         151,370         155,260
Investing activities:
  Decrease (increase) in restricted cash investments ..............................         206              94            (114)
  Investment in multi-client library ..............................................    (199,571)       (167,483)       (136,661)
  Acquisitions, net of cash received ..............................................        (424)         (2,705)           (704)
  Sale of KC Offshore, net ........................................................                       6,935
  Purchase of property and equipment ..............................................     (96,881)        (55,782)        (42,366)
  Sale of Brigham Exploration Company stock .......................................       4,098
  Sale of property and equipment ..................................................       3,390           5,045           2,091
                                                                                     ----------      ----------      ----------
       Total cash used by investing activities ....................................    (289,182)       (213,896)       (177,754)
Financing activities:
  Payments of long-term debt ......................................................        (448)         (5,988)           (310)
  Borrowings from long-term debt ..................................................                       5,669          60,000
  Debt issue costs ................................................................                         (37)         (1,882)
  Net proceeds from sale of common stock ..........................................      99,117          32,749           1,586
  Purchase of treasury stock ......................................................                        (149)         (2,850)
                                                                                     ----------      ----------      ----------
       Total cash provided by financing activities ................................      98,669          32,244          56,544
  Currency gain on foreign cash ...................................................        (184)            (11)           (692)
  Change in cash and cash equivalents .............................................      26,064         (30,293)         33,358
                                                                                     ----------      ----------      ----------
  Beginning cash and cash equivalents balance .....................................      43,154          73,447          40,089
                                                                                     ----------      ----------      ----------
  Ending cash and cash equivalents balance ........................................  $   69,218      $   43,154      $   73,447
                                                                                     ==========      ==========      ==========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEARS ENDED JULY 31,
                                                                                  ------------------------------------------
                                                                                     2001            2000            1999
                                                                                  ----------      ----------      ----------
                                                                                                (IN THOUSANDS)

SCHEDULE OF NON-CASH TRANSACTIONS:
  Increase in property and equipment for accounts payable - trade ...........                     $      102      $   10,004
  Utilization of net operating losses existing prior to the
   quasi-reorganization resulting in an increase (decrease) in:
      Deferred tax asset valuation allowance ................................     $   (1,728)         (2,080)         (4,641)
      Additional paid-in capital ............................................          1,728           2,080           4,641
   Tax deduction due to exercise of stock options resulting in an increase in:
      Deferred tax asset ....................................................          1,636
      Additional paid-in capital ............................................          1,636
  Treasury stock issued for purchase of Time Seismic Exchange Ltd. ..........                                            664
  Treasury stock issued in lieu of cash for bonuses payable .................                                            974
  Common stock issued for future  services resulting in an increase
    (decrease) in:
      Additional paid-in-capital ............................................             90                              42
      Unearned compensation .................................................             90                              42
  Treasury stock issued for future services resulting in an
    increase (decrease) in:
      Additional paid-in-capital ............................................            682             177            (126)
      Unearned compensation .................................................          1,322           1,060             280
  Settlement of accounts receivable for long term notes receivable, net .....                                          3,696

  Settlement of accounts receivable and interest payments for
    investments-available for sale ..........................................            479           1,371           3,809
  Common stock issued for purchase of Enertec Resource Services Inc. ........                         25,637
  Common stock issued for purchase of an interest in Fairweather
  Geophysical Inc. ..........................................................            500
  Common stock issued for purchase of Reservoir Characterization
   Research and Consulting Inc. .............................................         34,392


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest (net of amounts capitalized)
      Senior notes ..........................................................     $   13,163      $   13,164      $   10,028
      Equipment purchase obligations ........................................             97              28              39
      Credit agreements .....................................................            450             170
      Other .................................................................             18             169             780
     Income taxes ...........................................................          1,863          10,377          11,875


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999

                                                                           COMMON STOCK
                                                                              ISSUED                      TREASURY STOCK
                                                                  -----------------------------              AT COST
                                                                                        PAR        -----------------------------
                                                                     SHARES            VALUE          SHARES           COST
                                                                  ------------     ------------    ------------     ------------

                                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, JULY 31, 1998 .......................................      21,302,865     $        213         (50,000)    $     (1,727)
Common stock issued for exchangeable stock ...................             200
Common stock issued to employees .............................         167,873                1
Common stock reacquired for cash, including fees .............                                         (249,000)          (3,917)
Treasury stock issued under key contributor incentive
   plan ......................................................                                           80,272            1,626
Treasury stock issued in Connection with Time Seismic
   Exchange Ltd. acquisition .................................                                           44,898            1,066
Treasury stock issued for services under restricted stock
   agreements ................................................                                           23,762              406
Registration and filing costs ................................
Utilization of net operating loss carryforwards existing
   prior to quasi-reorganization .............................
Cumulative foreign currency transaction adjustment ...........
Amortization of unearned compensation ........................
Loss on investments -- available for sale ....................
Net income ...................................................
                                                                  ------------     ------------    ------------     ------------
BALANCE, JULY 31, 1999 .......................................      21,470,938     $        214        (150,068)    $     (2,546)
Common stock issued for exchangeable stock ...................       1,928,917               19
Common stock issued to employees .............................         479,779                6
Common stock issued for cash .................................       1,190,200               12
Treasury stock issued for services under
  restricted stock Agreements ................................                                           45,893              734
Registration and filing fees .................................
Class A Exchangeable Shares issued in Enertec
Acquisition ..................................................
Utilization of net operating loss carryforwards
   existing prior to quasi-reorganization ....................
Cumulative foreign currency transaction adjustment ...........
Amortization of unearned compensation ........................
Loss on investments -- available for sale ....................
Net income ...................................................
                                                                  ------------     ------------    ------------     ------------
BALANCE, JULY 31, 2000 .......................................      25,069,834     $        251        (104,175)    $     (1,812)
Common stock issued for exchangeable stock ...................         529,257                5
Common stock issued to employees .............................         860,957                9
Common stock issued for cash .................................       3,302,793               33
Common stock issued in acquisition of Reservoir
Characterization Research and Consulting Inc. ................       1,137,466               11
Common stock issued for investment in Fairweather
Geophysical LLC ..............................................          20,243
Treasury stock issued for services under restricted
 stock Agreements ............................................                                           38,879              641
Registration and filing fees .................................
Utilization of net operating loss carryforwards existing
prior to quasi-reorganization ................................
Tax deduction for stock option exercises .....................
Cumulative foreign currency transaction adjustment ...........
Amortization of unearned compensation ........................
Unrealized gain on investments -- available for sale ..........
Unrealized loss on foreign currency hedge ....................
Net income ...................................................
                                                                  ------------     ------------    ------------     ------------
BALANCE, JULY 31, 2001 .......................................    $ 30,920,550     $        309    $    (65,296)    $     (1,171)
                                                                  ============     ============    ============     ============
                                                                                   ACCUMULATED
                                                                                  EARNINGS FROM
                                                                   ADDITIONAL     AUGUST 1, 1991                     ACCUMULATED
                                                                    PAID-IN-     WITH RESPECT TO      UNEARNED      COMPREHENSIVE
                                                                    CAPITAL        DIGICON INC.     COMPENSATION         LOSS
                                                                  ------------   ---------------    ------------    -------------

                                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, JULY 31, 1998 .......................................    $    203,258     $     94,358     $       (746)    $     (3,660)
Common stock issued for exchangeable stock ...................
Common stock issued to employees .............................           2,031                               (42)
Common stock reacquired for cash, including fees .............
Treasury stock issued under key contributor incentive
   plan ......................................................            (652)
Treasury stock issued in Connection with Time Seismic
   Exchange Ltd. acquisition .................................            (402)
Treasury stock issued for services under restricted stock
   agreements ................................................            (126)                             (280)
Registration and filing costs ................................              (1)
Utilization of net operating loss carryforwards existing
   prior to quasi-reorganization .............................           4,641
Cumulative foreign currency transaction adjustment ...........                                                               (692)
Amortization of unearned compensation ........................                                               466
Loss on investments -- available for sale ....................                                                               (557)
Net income ...................................................                           20,294
                                                                  ------------     ------------     ------------     ------------
BALANCE, JULY 31, 1999 .......................................    $    208,749     $    114,652     $       (602)    $     (4,909)
Common stock issued for exchangeable stock ...................             (19)
Common stock issued to employees .............................           5,873
Common stock issued for cash .................................          27,247
Treasury stock issued for services under
  restricted stock Agreements ................................             189                            (1,060)
Registration and filing fees .................................            (401)
Class A Exchangeable Shares issued in Enertec
Acquisition ..................................................          25,637
Utilization of net operating loss carryforwards
   existing prior to quasi-reorganization ....................           2,080
Cumulative foreign currency transaction adjustment ...........                                                                581
Amortization of unearned compensation ........................                                             1,065
Loss on investments -- available for sale ....................                                                             (1,058)
Net income ...................................................                            6,481
                                                                  ------------     ------------     ------------     ------------
BALANCE, JULY 31, 2000 .......................................    $    269,355     $    121,133     $       (597)    $     (5,386)
Common stock issued for exchangeable stock ...................              (5)
Common stock issued to employees .............................          12,987                               (90)
Common stock issued for cash .................................          86,634
Common stock issued in acquisition of Reservoir
Characterization Research and Consulting Inc. ................          34,381
Common stock issued for investment in Fairweather
Geophysical LLC ..............................................             500
Treasury stock issued for services under restricted
 stock Agreements ............................................             682                            (1,322)
Registration and filing fees .................................            (456)
Utilization of net operating loss carryforwards existing
prior to quasi-reorganization ................................           1,728
Tax deduction for stock option exercises .....................           1,636
Cumulative foreign currency transaction adjustment ...........                                                             (3,205)
Amortization of unearned compensation ........................                                               712
Unrealized gain on investments -- available for sale .........                                                              1,600
Unrealized loss on foreign currency hedge ....................                                                               (421)
Net income ...................................................                           22,458
                                                                  ------------     ------------     ------------     ------------
BALANCE, JULY 31, 2001 .......................................    $    407,442     $    143,591     $     (1,297)    $     (7,412)
                                                                  ============     ============     ============     ============


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of the $135.0 million senior notes included in long-term debt is $136.8 million based on the trading price of 101.3 with a yield to maturity of 9.06% at July 31, 2001. The carrying value is a reasonable estimate of fair value for all other financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No.141 (Business Combinations) and SFAS No.142 (Goodwill and Other Intangible Assets.) We have adopted the use of these new accounting statements.. The main effect of SFAS No.141 is to require purchase accounting be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No.16. SFAS No.142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supercedes APB Opinion No.17. The adoption of this statement had no impact on our results. This statement requires us to discontinue our amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test.

    In August 2001, the Financial Accounting Standards Board issued SFAS No.143 (Disposal of Long-lived Assets). We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to record derivative financial instruments on our balance sheet as assets or liabilities, as appropriate, at fair value. We adopted this statement in fiscal 2001 and there was no impact of adoption.

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

RESTRICTED CASH INVESTMENTS

    Restricted cash investments in the amount of $206,000 at July 31, 2000 were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business.

ACCOUNTS RECEIVABLE

    Unbilled amounts of approximately $51.7 million and $52.7 million are included in accounts and notes receivable at July 31, 2001 and 2000, respectively. Such amounts were not billable to the customer at the fiscal year end in accordance with the provisions of the contract and generally will be billed in one to four months.

INVENTORIES

    Inventories of materials and supplies are stated at the lower of average cost or market.

INVESTMENTS AVAILABLE FOR SALE

    Our marketable securities are considered available for sale and are reported at fair value, with change in fair values recorded as unrealized gains and losses in Accumulated Other Comprehensive Income within stockholders' equity. Realized gains and losses are calculated using the specific identification method.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                                                  ESTIMATED
                                                                                 USEFUL LIFE
                                                                                  IN YEARS
                                                                                 -----------
                          Geophysical equipment.......................                3-5
                          Data processing equipment...................                  3
                          Geophysical ship............................                  5
                          Leasehold improvements and other............               3-10

    Expenditures for routine repairs and maintenance are charged to expense as incurred. Planned major maintenance projects such as dry-docking are accrued in advance of the actual cash expenditure. Such accruals were $1.4 million and $3.0 million at July 31, 2001 and 2000, respectively. Expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related asset. The net gain or loss on property and equipment that is disposed is included in other costs and expenses. (See Note 11)

MULTI-CLIENT DATA LIBRARY

    We collect and process geophysical data for our own account and retain all ownership rights. We license the data to clients on a non-transferable basis. We capitalize costs associated with acquiring and processing the data. The capitalized cost of multi-client data is charged to cost of services in the period sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales. Any costs remaining 36 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. The total amortization period of sixty months represents the minimum period over which benefits from these surveys are expected to be derived. We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. We have recorded no such losses in the years ended July 31, 2001, 2000 and 1999.

    During the fourth quarter of fiscal 2001 we changed the book life of marine surveys to from 48 months to 60 months. We believe that 60 months more accurately represents the time over which we will derive benefits from our current portfolio of marine surveys. This change in accounting estimate was made prospectively and had an immaterial impact on the Company's results for the year ended July 31, 2001.

GOODWILL

    For acquisitions accounted for under the purchase method, we record the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill which is amortized using the straight-line method over a period of 10 to 20 years which approximates the period in which benefits are expected to be derived. This amortization will be discontinued in the beginning of fiscal 2002 with our adoption of SFAS No. 142. We periodically review the carrying value of goodwill, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value or estimated useful life. These evaluations are based on projected future estimated cash flows.

MOBILIZATION COST

    Transportation and other expenses incurred prior to commencement of geophysical operations in an area, that would not have been incurred otherwise, are deferred and amortized over the lesser of the term of the related contract or backlog of contracts in that area. Amounts applicable to operations performed for our own account are included in the cost of the multi-client data library. Included in other assets at July 31, 2001 and 2000, are unamortized mobilization costs approximating $5.1 million and $2.8 million, respectively.

LEASES

    Operating leases include those for office space, specialized geophysical equipment, and our geophysical vessels, which are chartered on a short-term basis relative to their useful lives.

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

2. BUSINESS COMBINATIONS

    On February 2, 2001, we consummated a merger with Reservoir Characterization Research and Consulting, Inc., ("RC2"), a Colorado corporation. Under the terms of the agreement, we acquired 100% of RC2 in exchange for 1,137,466 shares of our common stock. The total purchase price of RC2 was $34.4 million, comprised of $33.0 million of stock and $1.4 million of options. The acquisition was accounted for as a purchase with the allocation of purchase price, in accordance with APB 16, yielding $2.2 million of current assets, $8.5 million of property and long term assets, $2.3 million of liabilities, and $26.0 million of goodwill.

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

                                                                               (Unaudited)

                                                                         FOR THE YEARS ENDED JULY 31,
                                                                      ----------------------------------
                                                                          2000                  1999
                                                                      ------------          ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Revenues ...................................................     $    355,467          $    414,696
     Net income before extraordinary item .......................     $      5,251          $     16,723
     Net income .................................................     $      5,064          $     16,723
     Earnings per share:
       Basic
         Income per common share before extraordinary item ......     $        .20          $        .66
         Net income per common share ............................     $        .20          $        .66
       Diluted
         Income per common share before extraordinary  item .....     $        .20          $        .66
         Net income per common share ............................     $        .19          $        .66

3. LONG-TERM DEBT

    Long-term debt is as follows:

                                                                                                  JULY 31,
                                                                                     ----------------------------------
                                                                                         2001                  2000
                                                                                     ------------          ------------
                                                                                               (IN THOUSANDS)
     Senior notes due October 2003, at 9 3/4% .............................               135,000          $    135,000
     Equipment purchase obligations maturing through July 2001 at 8.97% ...                                         106
                                                                                     ------------          ------------
         Total ............................................................               135,000               135,106
     Less current maturities ..............................................                                         106
                                                                                     ------------          ------------
         Long-term debt ...................................................          $    135,000          $    135,000
                                                                                     ============          ============

    The senior notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The senior notes are unsecured and are effectively subordinated to any of our secured debt (none at July 31, 2001), with respect to the assets securing such debt, and to all debt of our subsidiaries whether secured or unsecured. The indenture relating to the senior notes contains certain covenants that limit our ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in our control, as defined in the indenture, each holder of the senior notes has the right to require us to purchase all or a portion of such holder's senior note at a price equal to 101% of the aggregate principal amount. We have the right to redeem the senior notes, in whole or part, on or after October 15, 2000. On September 24, 1999, we repurchased $5.5 million of 9 3/4% senior notes on the open market at a price of $5.7 million, resulting in an extraordinary loss of $0.2 million, net of tax. On December 3, 1999, we reissued $1.0 million of 9 3/4% senior notes at a price of $1.0 million. On December 10, 1999, we reissued $4.6 million of 9 3/4% senior notes at a price of $4.7 million.

    We maintain a revolving credit agreement expiring August 2003 with commercial lenders that provides for U.S. advances up to $80.0 million and non-U.S. advances up to $20.0 million. Advances bear interest, at our election, at LIBOR plus a margin or prime rate plus a margin, with the margins based on certain financial ratios maintained by us or our credit rating. At July 31, 2001 the LIBOR margin was 1.25% and the prime rate margin was 0%. Covenants in the agreement limit, among other things, our right to take certain actions, including creating indebtedness. In addition, the agreement requires us to maintain certain financial ratios. No advances were outstanding at July 31, 2001, under the credit agreement, although $7.9 million in letters of credit had been issued under the facility.

    During the year ended July 31, 2001, we incurred interest costs of $14.2 million. For the years ended July 31, 2001 and 2000, we capitalized $523,000 and $185,000, respectively. No amount was capitalized for the year ended July 31, 2000. The capitalized amounts represent costs for capital improvements to chartered vessels.

4. OTHER ACCRUED LIABILITIES

    Other accrued liabilities include the following:

                                                               JULY 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
                                                            (IN THOUSANDS)
     Accrued payroll and benefits ...............     $   17,666     $    9,442
     Deferred revenue ...........................     $   12,083     $   15,370
     Accrued taxes other than income ............     $    4,329     $    4,255

5. INCOME TAXES

    Pretax income was taxed under the following jurisdictions:

                                                        FOR THE YEARS ENDED JULY 31,
                                                  ----------------------------------------
                                                     2001           2000           1999
                                                  ----------     ----------     ----------
                                                               (IN THOUSANDS)
     U.S. ...................................     $   15,073     $   11,019     $   34,560
     Non-U.S. ...............................         23,371          1,346         (4,397)
                                                  ----------     ----------     ----------
               Total ........................     $   38,444     $   12,365     $   30,163
                                                  ==========     ==========     ==========

    The provision for income taxes consists of the following:

                                                         FOR THE YEARS ENDED JULY 31,
                                                  ------------------------------------------
                                                     2001            2000            1999
                                                  ----------      ----------      ----------
                                                                (IN THOUSANDS)
     Current -- U.S. ........................     $   (6,552)     $    5,643      $    4,916
     Deferred -- U.S. .......................         15,534          (2,316)          3,939
     Current -- Non-U.S. ....................            277           3,663           3,742
     Deferred -- Non-U.S. ...................          6,624          (1,984)         (3,031)
                                                  ----------      ----------      ----------
               Total ........................     $   15,883      $    5,006      $    9,566
                                                  ==========      ==========      ==========

    A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of income is as follows:

                                                                  FOR THE YEARS ENDED JULY 31,
                                                            -----------------------------------------
                                                               2001           2000            1999
                                                            ----------     ----------      ----------
                                                                         (IN THOUSANDS)
     Income tax at the U.S. statutory rate ............     $   13,455     $    4,328      $   10,557
     Increase (reduction) in taxes resulting from:
       Non-U.S. operations ............................          1,181          2,677          (2,708)
       Prior year adjustments .........................            147         (1,364)            890
       State income tax ...............................            343            195             474
       Other ..........................................            757           (830)            353
                                                            ----------     ----------      ----------
               Total ..................................     $   15,883     $    5,006      $    9,566
                                                            ==========     ==========      ==========

    The non-U.S. operations category includes non-U.S. earnings taxed at other than the U.S. statutory rate, non-U.S. losses with no tax recovery, foreign tax credits and deductions, foreign withholding taxes and U.S. tax on Subpart F income, dividends and foreign branch operations.

    Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of our net deferred tax asset are as follows:

                                                                                           JULY 31,
                                                                                  --------------------------
                                                                                     2001            2000
                                                                                  ----------      ----------
                                                                                        (IN THOUSANDS)
     Deferred tax assets:
       Difference between book and tax basis of property and  equipment .....     $    8,291      $    9,041
       Difference between book and tax basis of multi-client data library ...         13,250          20,977
       Net operating loss carryforwards .....................................         22,596          35,624
       Deferred revenues ....................................................          2,983           5,525
                                                                                  ----------      ----------
               Total ........................................................         47,120          71,167
     Deferred tax liability .................................................         (4,816)           (874)
                                                                                  ----------      ----------
     Net deferred tax asset .................................................         42,303          70,293
     Valuation allowance ....................................................        (27,273)        (36,229)
                                                                                  ----------      ----------
     Net deferred tax asset .................................................     $   15,030      $   34,064
                                                                                  ----------      ----------

    A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carryforwards, with equal and offsetting adjustments to the related deferred tax asset. Should the income projections result in the conclusion that realization of additional deferred tax assets is more likely than not, further adjustments to the valuation allowance are made. Since the quasi-reorganization on July 31, 1991, with respect to Digicon, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. The net reductions in the valuation allowance of $8.9 million during 2001 and $1.8 million in 2000 resulted primarily from recognition of the expected utilization of net operating loss carryforwards generated prior to the quasi-reorganization.

    As of July 31, 2001, we had U.S. net operating loss carryforwards of approximately $32.6 million. Approximately $11.8 million of net operating loss carryforwards existed prior to the quasi-reorganization.

    The following schedule sets forth the expiration dates of the U.S. and non-U.S. net operating losses.

                                            U.S. NET       NON-U.S. NET
                                            OPERATING        OPERATING
     FISCAL YEAR                              LOSS             LOSS
     -----------                          ------------     ------------
                                                 (IN THOUSANDS)
     2002 ...........................     $                $        848
     2003 ...........................            4,222            1,574
     2004 ...........................            6,355            3,080
     2005 ...........................            1,198            2,258
     2006 ...........................            1,347            3,121
     2007 ...........................            2,505                3
     2008 ...........................                             3,124
     2009 ...........................              152              114
     2010 ...........................            2,710               21
     2011 ...........................            9,986               91
     2017 ...........................              224
     2018 ...........................            2,737
     2019 ...........................            1,172
     2020 ...........................               22
     Indefinite .....................                            21,036
                                          ------------     ------------
               Total ................     $     32,630     $     35,270
                                          ============     ============

    Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits (such as investment tax credits) for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. We performed the required testing and concluded that two "ownership changes" occurred. The first occurred in connection with the issuance of common stock through a public offering we made on January 6, 1992. The utilization of U.S. net operating loss carryforwards existing at the date of the first "ownership change" is limited to approximately $4.0 million per year. The second "ownership change" occurred in 1996 as a result of the stock acquisition of Veritas Energy Services Inc. The utilization of U.S. net operating losses incurred between the first and second ownership changes is limited to approximately $8.9 million per year, which includes the limitation of approximately $4.0 million from the first ownership change. We utilized approximately $8.9 million of limitation carryover in each of the years ended July 31, 2001 and 2000. U.S. net operating loss carryforwards increased by $4.2 million as a result of the acquisition of RC2. These loss carryforwards expire in years from 2017 to 2020.

    Non-U.S. operations had net operating loss carryforwards of approximately $35.3 million at July 31, 2001, of which approximately $9.7 million existed prior to the quasi-reorganization. Approximately $12.5 million of the total non-U.S. net operating loss carryforwards are related to United Kingdom operations, have an indefinite carryforward period, and are available to offset future profits in our current trade or business. Approximately $9.1 million of the United Kingdom net operating loss carryforwards existed prior to the quasi-reorganization. Approximately $3.1 million of the total non-U.S. net operating loss carryforwards are related to Singapore operations and have an indefinite carryforward period.

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

6. COMMITMENTS AND CONTINGENT LIABILITIES

    Total rentals of vessels, equipment and office facilities charged to operations amounted to $78.8 million, $57.0 million, and $62.5 for the years ended July 31, 2001, 2000 and 1999, respectively.

    Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining noncancellable terms of at least one year are as follows:

                                                                 MINIMUM
     FISCAL YEAR                                                 RENTALS
     -----------                                                 -------
                                                              (IN THOUSANDS)
     2002..................................                      $35,490
     2003..................................                       32,322
     2004..................................                       28,951
     2005..................................                       23,893
     2006..................................                       23,026

     We carry workers compensation insurance that limits our liability on a per claim and per policy year basis. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of any such claims would not have a material adverse impact on our financial position.

7. EMPLOYEE BENEFITS

    We maintain a 401(k) plan in which employees of our majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. Employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 15% of their salary to a maximum of $10,500 per year. Generally, we contribute an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever is less). However, if consolidated pre-tax income for any fiscal year is less than the amount we are required to contribute, we may elect to reduce our contribution, but in no event may we reduce the total contribution to less than 25% of the employee contribution. We may make additional contributions from our current or cumulative net profits in an amount determined by the Board of Directors. Our matching contributions to the 401(k) plan were $971,000 in 2001, $821,000 in 2000, and $741,000 in 1999.

    We have two employee nonqualified stock option plans under which options are granted to officers and key employees. Options generally vest over three years and are exercisable over a ten-year period from the date of grant. The exercise price for each option is the fair market value of the common stock on the grant date. Our Board of Directors has authorized 5,954,550 shares of common stock to be issued under the option plans.

    We also maintain a stock option plan for non-employee directors (the "Director Plan") under which options are granted to our non-employee directors. The Director Plan provides that every year each eligible director is granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over ten years from the date of grant. The exercise price for each option granted is the fair market value at the date of grant. The Board of Directors has authorized 600,000 shares of common stock to be issued under the Director Plan.

                                                                             FOR THE YEAR ENDED JULY 31, 2001
                                                                 --------------------------------------------------------
                                                                                                               WEIGHTED
                                                                                  WEIGHTED       WEIGHTED       AVERAGE
                                                                                  AVERAGE         AVERAGE     CONTRACTUAL
                                                                  NUMBER OF       EXERCISE      GRANT DATE       LIFE
                                                                   SHARES          PRICE        FAIR VALUE     IN YEARS
                                                                 ----------      ----------     ----------    -----------
     Beginning balance .....................................      2,278,562      $    17.43
     Options granted .......................................        568,456      $    34.44     $    26.96             10
     Options converted from RC2 ............................        149,370      $    21.02     $    23.22           8.25(1)
     Options exercised .....................................       (857,757)     $    15.05
     Options forfeited .....................................       (127,012)     $    23.31
                                                                 ----------
           Ending balance ..................................      2,011,619      $    23.15
                                                                 ==========
           Options exercisable .............................      1,087,533      $    20.50
                                                                 ==========
     Options exercisable by range of exercise price:
       $ 0.00-$ 5.65 .......................................          8,833      $     5.25
       $ 5.65-$11.30 .......................................        328,295      $     9.62
       $11.30-$16.95 .......................................         26,463      $    12.68
       $16.95-$22.60 .......................................        289,714      $    19.43
       $22.60-$28.25 .......................................        247,825      $    26.08
       $28.25-$33.90 .......................................          1,356      $    29.65
       $33.90-$39.55 .......................................        170,977      $    35.03
       $39.55-$45.20 .......................................          7,958      $    43.63
       $45.20-$50.85 .......................................          4,828      $    45.13
       $50.85-$56.50 .......................................          1,284      $    54.80
                                                                 ----------
           Ending balance ..................................      1,087,533
                                                                 ==========
     Ending balance by range of exercise price:
       $ 0.00-$ 5.65 .......................................          8,833      $     5.25                           4.1
       $ 5.65-$11.30 .......................................        523,788      $    10.03                           6.6
       $11.30-$16.95 .......................................         36,031      $    12.81                           6.8
       $16.95-$22.60 .......................................        290,784      $    19.43                           5.6
       $22.60-$28.25 .......................................        559,650      $    25.87                           8.1
       $28.25-$33.90 .......................................          1,495      $    29.82                           5.6
       $33.90-$39.55 .......................................        574,852      $    34.62                           9.2
       $39.55-$45.20 .......................................          9,645      $    43.73                           6.2
       $45.20-$50.85 .......................................          4,828      $    45.31                           5.6
       $50.85-$56.50 .......................................          1,713      $    54.80                           6.7
                                                                 ----------
           Ending balance ..................................      2,011,619
                                                                 ==========

(1) Life remaining at date of exchange

                                                       FOR THE YEAR ENDED JULY 31, 2000
                                                  -----------------------------------------
                                                                   WEIGHTED       WEIGHTED
                                                                    AVERAGE        AVERAGE
                                                   NUMBER OF       EXERCISE      GRANT DATE
                                                    SHARES          PRICE        FAIR VALUE
                                                  ----------      ----------     ----------
     Beginning balance ......................      1,928,048      $    14.43
     Options granted ........................        576,011      $    26.10     $    19.88
     Options converted from Enertec .........        236,000      $    12.65
     Options exercised ......................       (349,056)     $    11.70
     Options forfeited ......................       (112,441)     $    18.15
                                                  ----------      ----------
            Ending balance ..................      2,278,562      $    17.43
                                                  ==========      ==========
            Options exercisable .............      1,232,590      $    16.38
                                                  ==========      ==========

                                                  FOR THE YEAR ENDED JULY 31, 1999
                                             -----------------------------------------
                                                              WEIGHTED       WEIGHTED
                                                               AVERAGE        AVERAGE
                                              NUMBER OF       EXERCISE      GRANT DATE
                                               SHARES          PRICE        FAIR VALUE
                                             ----------      ----------     ----------
     Beginning balance .................      1,022,539      $    18.00
     Options granted ...................      1,019,824      $    11.08     $     7.55
     Options exercised .................        (23,883)     $     9.81
     Options forfeited .................        (90,432)     $    18.91
                                             ----------      ----------
              Ending balance ...........      1,928,048      $    14.43
                                             ==========      ==========
              Options exercisable ......        789,781      $    14.15
                                             ==========      ==========

    The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

                                           FOR THE YEARS ENDED
                                                  JULY 31,
                                    ------------------------------------
                                      2001          2000          1999
                                    --------      --------      --------
Risk-free interest rate .....          5.1%          5.9%          5.5%
Expected volatility .........         67.5%         62.3%         49.7%
Expected life in years ......         10.0          10.0          10.0

    On November 1, 1997, we initiated a compensatory employee stock purchase plan for up to 500,000 shares of common stock. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price which is the lower of 85% of the market price on the first or last day of the fiscal quarter. During the year ended July 31, 2001 61,001 share of common stock were issued with a weighted average grant date fair value of $27.04 per share. During the year ended July 31, 2000, 130,744 shares of common stock were issued with a weighted average grant date fair value of $13.57 per share. During the year ended July 31, 2000, 130,744 shares of common stock were issued with a weighted average grant date fair value of $13.57 per share.

    On June 9, 1998, we initiated a restricted stock plan. This plan was amended and restated on March 7, 2000 for available shares of 173,975. On March 8, 2001 an additional 200,000 shares were reserved for use under the new 2001 plan. The eligibility of an employee and the terms and amount of the grant are determined by the Board of Directors' Compensation Committee. In addition, we have issued restricted stock in conjunction with certain employment agreements.

    These tables represent the restricted shares issued for fiscal 2001 and 2000.

                             YEAR ENDED JULY 31, 2001
         ----------------------------------------------------------------
                                                   WEIGHTED
            NUMBER OF                            AVERAGE GRANT    VESTING
         SHARES GRANTED          GRANT DATE          PRICE        PERIOD
         --------------        --------------    -------------   --------
     1,500 ...............     August 2000        $    23.88     3 Years
     5,000 ...............     September 2000     $    30.50     3 Years
     1,000 ...............     September 2000     $    30.25     3 Years
     4,000 ...............     November 2000      $    30.50     3 Years
     5,113 ...............     February 2001      $    28.40     3 Years
     2,556 ...............     February 2001      $    28.40     3 Years
     15,947 ..............     March 2001         $    36.98     3 Years
     7,378 ...............     March 2001         $    34.40     1 Year
     1,500 ...............     April 2001         $    30.24     3 Years
     1,200 ...............     May 2001           $    32.82     3 Years
     2,000 ...............     May 2001           $    35.21     3 Years

                             YEAR ENDED JULY 31, 2000
         ----------------------------------------------------------------
                                                   WEIGHTED
            NUMBER OF                            AVERAGE GRANT    VESTING
         SHARES GRANTED          GRANT DATE          PRICE        PERIOD
         --------------        --------------    -------------   --------
     5,000 ...............     September 1999     $    19.06     5 Years
     2,000 ...............     September 1999     $    20.00     3 Years
     2,250 ...............     October 1999       $    19.88     3 Years
     25,000 ..............     January 2000       $    17.19     3 Years*
     1,000 ...............     March 2000         $    25.63     3 Years
     11,173 ..............     March 2000         $    26.19     1 Year
     3,000 ...............     May 2000           $    22.88     3 Years
     1,500 ...............     June 2000          $    26.00     3 Years
     1,000 ...............     July 2000          $    24.56     3 Years

* Vested upon resignation of former chief executive officer

    Compensation expense relating to the stock-based compensation plans described above was $712,000, $1.1 million and $466,000 for the years ended July 31, 2001, 2000 and 1999, respectively. The effect on net income and earnings per share that would have been recorded using the fair value based method as required by SFAS 123 is as follows:

                                                                       FOR THE YEARS ENDED JULY 31,
                                                                 ----------------------------------------
                                                                    2001           2000           1999
                                                                 ----------     ----------     ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Reported net income ...................................     $   22,458     $    6,481     $   20,294
     Pro forma net income ..................................     $    8,837     $      303     $   17,215
     Reported net income per common share -- basic .........     $      .73     $      .25     $      .89
     Pro forma earnings per common share -- basic ..........     $      .29     $      .01     $      .76
     Reported net income per common share -- diluted .......     $      .71     $      .25     $      .88
     Pro forma earnings per common share -- diluted ........     $      .28     $      .01     $      .75

    The pro forma effect on net income and earnings per share may not be representative of the pro forma effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

    We maintain a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in the United Kingdom. Monthly contributions by employees are equal to 4% of their salaries. We provide an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually in line with inflation subject to a maximum of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities that are held and managed by an independent trustee. The net periodic pension costs are as follows:

                                                                            FOR THE YEARS ENDED
                                                                                 JULY 31,
                                                                 ------------------------------------------
                                                                    2001            2000            1999
                                                                 ----------      ----------      ----------
                                                                               (IN THOUSANDS)
     Service costs (benefits earned during the period) .....     $      550      $      622      $      578
     Interest costs on projected benefit obligation ........            656             733             581
     Expected return on plan assets ........................           (551)           (856)           (491)
     Net amortization and deferral .........................             46             555             159
                                                                 ----------      ----------      ----------
               Net periodic pension costs ..................     $      701      $    1,054      $      827
                                                                 ==========      ==========      ==========

    The funded status of the Pension Plan is as follows:

                                                                               JULY 31,
                                                                      --------------------------
                                                                         2001            2000
                                                                      ----------      ----------
                                                                           (IN THOUSANDS)
     Plan assets at fair value ..................................     $    7,935      $    8,543
                                                                      ==========      ==========

     Projected benefit obligation in excess of plan assets ......     $   (4,358)     $   (2,896)
     Unrecognized prior service costs ...........................          1,590           1,807
     Unrecognized actuarial loss ................................          1,361             512
                                                                      ----------      ----------
     Net amount recognized ......................................     $    1,407      $      577
                                                                      ==========      ==========

    Amounts recognized in the consolidated balance sheet consist of:

                                                    JULY 31,
                                           --------------------------
                                              2001            2000
                                           ----------      ----------
                                                  (IN THOUSANDS)
     Accrued benefit liability .......     $   (2,997)     $   (2,384)
     Intangible asset ................          1,590           1,807
                                           ----------      ----------
     Net amount recognized ...........     $    1,407      $      577
                                           ==========      ==========

    The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

                                                                          FOR THE YEARS ENDED
                                                                                JULY 31,
                                                                ----------------------------------------
                                                                  2001             2000           1999
                                                                --------         --------       --------
     Discount rate ....................................            6.0%            6.0%            6.0%
     Rates of increase in compensation levels .........            4.0%            4.0%            4.0%
     Expected long-term rate of return on assets ......            6.5%            6.5%            6.5%

    The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

                                                                          JULY 31,
                                                                 --------------------------
                                                                    2001            2000
                                                                 ----------      ----------
                                                                       (IN THOUSANDS)
     Benefit obligation at beginning of year ...............     $   11,439      $   12,480
     Service cost ..........................................            550             622
     Interest cost .........................................            656             733
     Contributions by plan participants ....................            231             255
     Actuarial gains and losses ............................            177              92
     Benefits paid .........................................            (45)            (38)
     Foreign currency exchange rate changes ................           (715)           (807)
     Plan amendments .......................................                         (1,898)
                                                                 ----------      ----------
     Benefit obligation at end of year .....................     $   12,293      $   11,439
                                                                 ==========      ==========
     Fair value of plan assets at beginning of year ........     $    8,543      $    7,573
     Actual return on plan assets ..........................           (694)            856
     Employer contribution .................................            409             461
     Plan participants' contributions ......................            231             255
     Benefits paid .........................................            (45)            (38)
     Foreign currency exchange rate changes ................           (509)           (564)
                                                                 ----------      ----------
     Fair value of plan assets at end of year ..............     $    7,935      $    8,543
                                                                 ==========      ==========

8. UNREALIZED LOSS ON INVESTMENTS -- AVAILABLE FOR SALE

    In April 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long-term note receivable bearing 18% interest. Effective October 15, 2000, the note bears interest at 9 3/4%. Interest is paid in Miller common stock warrants, with an exercise price of $0.01 per share, in advance, at six-month intervals. During fiscal 2001 we exchanged 500,000 warrants for 496,923 shares of Miller common stock.

    In 1999 we exchanged an account receivable from Brigham Exploration Company ("Brigham"), a publicly traded company, for shares of Brigham common stock. We sold these shares in fiscal 2001 for $4.1 million generating a recognized gain of $27,000.

                                                                           JULY 31,
                                   ---------------------------------------------------------------------------------------
                                                     2001                                         2000
                                   -----------------------------------------     -----------------------------------------
                                      COST        UNREALIZED        FAIR           COST         UNREALIZED        FAIR
                                     BASIS       (LOSS)/GAIN        VALUE          BASIS       (LOSS)/GAIN        VALUE
                                   ----------    -----------      ----------     ----------    -----------      ----------
Brigham common stock .........     $              $               $              $    4,099     $   (1,411)     $    2,688
Miller stock and warrants ....          1,501            (15)          1,486          1,500           (204)          1,296
                                   ----------     ----------      ----------     ----------     ----------      ----------
         Total ...............     $    1,501     $      (15)     $    1,486     $    5,599     $   (1,615)     $    3,984
                                   ==========     ==========      ==========     ==========     ==========      ==========

9.    HEDGE TRANSACTION

    In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively locking our exchange rate for Norwegian kroner to the U.S. dollar. The unrealized loss on the hedge transaction is summarized below:

                                               JULY 31, 2001
                                    -----------------------------------
                                    FORWARD    UNREALIZED
                                     VALUE         LOSS      FAIR VALUE
                                    -------    ----------    ----------
                                            (In thousands)
Forward contracts                 $    9,183    $   (421)    $    8,762

10. COMMON AND PREFERRED STOCK AND SPECIAL VOTING STOCK AND EXCHANGEABLE SHARES

    The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value, $.01, in one or more series and determine the voting rights, preferences as to dividends and in liquidation and the conversion and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 2001.

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

11. OTHER COSTS AND EXPENSES

    Other costs and expenses consist of the following:

                                                                                          FOR THE YEARS ENDED
                                                                                                JULY 31,
                                                                            ------------------------------------------------
                                                                                2001              2000              1999
                                                                            ------------      ------------      ------------
                                                                                             (IN THOUSANDS)
     Net foreign currency exchange (gain) loss ........................     $        745      $         99      $     (1,845)
     Net (gain) loss on disposition of property and equipment .........           (1,266)              316               849
     Interest income ..................................................           (5,126)           (3,637)           (4,210)
     Loss from unconsolidated subsidiary ..............................              103               691               303
     Other ............................................................              (23)              (47)              156
                                                                            ------------      ------------      ------------
              Total ...................................................     $     (5,567)     $     (2,578)     $     (4,747)
                                                                            ============      ============      ============

12. EARNINGS PER COMMON SHARE

    Earnings per common share -- basic and earnings per common share -- diluted are computed as follows:

                                                                                          FOR THE YEARS ENDED
                                                                                                JULY 31,
                                                                            ------------------------------------------------
                                                                                2001              2000              1999
                                                                            ------------     ------------      ------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Income before extraordinary item .................................     $     22,458     $      6,668      $     20,294
     Extraordinary loss on debt repurchase ............................                              (187)
                                                                            ------------     ------------      ------------
     Net income .......................................................     $     22,458     $      6,481      $     20,294
                                                                            ============     ============      ============
     Basic:
       Weighted average common shares (including exchangeable shares) .           30,727           25,485            22,733
       Income per common share before extraordinary item ..............     $        .73     $        .26      $        .89
       Loss per common share from extraordinary item ..................                              (.01)
                                                                            ------------     ------------      ------------
       Net income per share ...........................................     $        .73     $        .25      $        .89
                                                                            ============     ============      ============
     Diluted:
       Weighted average common shares (including exchangeable shares) .           30,727           25,485            22,733
       Shares issuable from assumed conversion of:
          Options .....................................................              752              629               268
                                                                            ------------     ------------      ------------
               Total ..................................................           31,479           26,114            23,001
                                                                            ============     ============      ============
       Income per common share before extraordinary item ..............     $        .71     $        .26      $        .88
       Loss per common share from extraordinary item ..................                              (.01)
                                                                            ------------     ------------      ------------
       Net income per share ...........................................     $        .71     $        .25      $        .88
                                                                            ============     ============      ============

    The following options to purchase common shares have been excluded from the computation assuming dilution for the years ended July 31, 2001, 2000 and 1999 because the options' exercise price exceeded the average market price of the underlying common shares.

                                                              FOR THE YEARS ENDED JULY 31,
                                               -------------------------------------------------------------
                                                   2001                   2000                     1999
                                               ------------           -------------            -------------
Number of options...................                664,516               1,236,590                  807,992
Exercise price range................           $26.00-55.13           $20.25-$55.13            $16.88-$56.50
Expiring through....................             March 2011              March 2010            November 2008

13. SEGMENT AND GEOGRAPHICAL INFORMATION

    We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated, as they are so similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below.

                                                              FOR THE YEAR ENDED JULY 31, 2001
                                                      -----------------------------------------------
                                                        SEGMENTS        CORPORATE           TOTAL
                                                      ------------     ------------      ------------
                                                                  (DOLLARS IN THOUSANDS)
     Revenue ....................................     $    477,302                       $    477,302
     Operating income ...........................           80,441     $    (34,007)           46,434
     Net income (loss) before income tax ........           82,737          (44,396)           38,341
     Total assets ...............................          676,936          120,016           796,952

                                                              FOR THE YEAR ENDED JULY 31, 2000
                                                      -----------------------------------------------
                                                        SEGMENTS        CORPORATE           TOTAL
                                                      ------------     ------------      ------------
                                                                  (DOLLARS IN THOUSANDS)
     Revenue ....................................     $    353,079                       $    353,079
     Operating income ...........................           46,112     $    (22,893)           23,219
     Net income (loss) before income tax ........           47,284          (35,610)           11,674
     Total assets ...............................          530,119           81,689           611,808

                                                              FOR THE YEAR ENDED JULY 31, 1999
                                                      -----------------------------------------------
                                                        SEGMENTS        CORPORATE           TOTAL
                                                      ------------     ------------      ------------
                                                                  (DOLLARS IN THOUSANDS)
     Revenue ....................................     $    388,905                       $    388,905
     Operating income ...........................           59,837     $    (22,101)           37,736
     Net income (loss) before income tax ........           61,461          (31,601)           29,860
     Total assets ...............................          456,401           85,445           541,846

    This table presents consolidated revenues by geographic area based on the location of the use of the product or service for the years ended July 31, 2001, 2000 and 1999:

                                                                   FOR THE YEARS ENDED
                                                                        JULY 31,
                                                      -----------------------------------------------
                                                          2001             2000              1999
                                                      ------------     ------------      ------------
                                                                      (IN THOUSANDS)
     Geographic areas:
       United States ............................     $    193,204     $    130,872      $    203,667
       Canada ...................................          113,334           95,686            32,325
       Latin America ............................           68,501           41,480            61,187
       Europe ...................................           48,427           35,388            35,850
       Middle East/Africa .......................           18,363           27,012            20,785
       Asia Pacific .............................           35,473           22,641            35,091
                                                      ------------     ------------      ------------
               Total ............................     $    477,302     $    353,079      $    388,905
                                                      ============     ============      ============

    This table presents long-lived assets by geographic area based on the location of the asset.

                                                                   FOR THE YEARS ENDED
                                                                        JULY 31,
                                                      -----------------------------------------------
                                                          2001             2000              1999
                                                      ------------     ------------      ------------
                                                                      (IN THOUSANDS)
     Geographic areas:
       United States ............................     $    120,077     $     93,464      $    104,594
       Asia Pacific .............................           13,710           17,056            16,186
       Canada ...................................           18,071           14,560             6,609
       Europe ...................................            9,931           11,253            11,877
       Latin America ............................            4,821            6,588            10,246
       Middle East/Africa .......................            7,325            3,657             6,859
                                                      ------------     ------------      ------------
               Total ............................     $    173,935     $    146,578      $    156,371
                                                      ============     ============      ============

    In fiscal 2001 and 2000, no customer accounted for 10% or more of total revenue. In fiscal 1999 Royal Dutch/Shell and its subsidiaries accounted for about 12% of our revenue.

    We generate our revenue in the exploration and production ("E&P") sector of the petroleum industry and, therefore, are subject to fluctuations in E&P spending. E&P spending is directly related to the prices of oil and gas which are subject to wide and relatively unpredictable variations.

14. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA


                                                          FOR THE YEAR ENDED JULY 31, 2001
                                             ---------------------------------------------------------
                                             1ST QUARTER     2ND QUARTER    3RD QUARTER    4TH QUARTER
                                             -----------     -----------    -----------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues .................................   $    111,299    $    134,415   $    126,617   $    104,971
Gross profit .............................   $     32,962    $     37,483   $     39,515   $     31,444
Net income ...............................   $      5,008    $      7,220   $      8,384   $      1,846
Net income per common
  share -- basic .........................   $        .18    $        .24   $        .26   $        .06
Net income per common
  share -- diluted .......................   $        .18    $        .23   $        .26   $        .06




                                                          FOR THE YEAR ENDED JULY 31, 2000
                                             ---------------------------------------------------------
                                             1ST QUARTER     2ND QUARTER    3RD QUARTER    4TH QUARTER
                                             -----------     -----------    -----------    -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Revenues .................................   $     68,677    $     91,023   $     93,742   $     99,637
Gross profit .............................   $     25,936    $     30,439   $     30,811   $     33,527
Income (loss) before extraordinary
  Item ...................................   $       (580)   $      1,170   $      2,539   $      3,539
Net income (loss) ........................   $       (767)   $      1,170   $      2,539   $      3,539
Income (loss) per common
  share -- basic, before extraordinary
  item ...................................   $       (.02)   $        .05   $        .10   $        .13
Income (loss) per common
  share -- diluted, before
  extraordinary item .....................   $       (.02)   $        .05   $        .09   $        .13
Net income (loss) per common
  share -- basic .........................   $       (.03)   $        .05   $        .10   $        .13
Net income (loss) per common
  share -- diluted .......................   $       (.03)   $        .05   $        .09   $        .13


    Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

                        VERITAS DGC INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II



                                          FOR THE YEARS ENDED JULY 31,
                                    ---------------------------------------
                                        2001          2000          1999
                                    -----------   -----------    ----------
                                             (DOLLARS IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Beginning.......................  $  1,749      $   3,038      $   1,248
  Expenses/(Adjustments)..........    (1,040)(1)       (914)(1)      1,415
  Write-offs......................                                     375
  Recovery........................                     (375)
                                    --------      ---------      ---------
  Ending..........................       709      $   1,749      $   3,038
                                    ========      =========      =========

ALLOWANCE FOR LONG-TERM RECEIVABLES
  Beginning                            1,000      $   1,000
  Expense                             (1,000)(2)                 $   1,000
                                    --------      ---------      ---------
  Ending                            $             $   1,000      $   1,000
                                    ========      =========      =========

ACCRUED DRY DOCK
  Beginning.......................     2,958      $   2,621      $   1,565
  Additions.......................     2,485          3,295          2,724
  Reduction.......................    (4,011)        (2,894)        (1,683)
  Other...........................                      (64)            15
                                    --------      ---------      ---------
  Ending..........................     1,432      $   2,958      $   2,621
                                    ========      =========      =========
TAX VALUATION ALLOWANCE
  Beginning.......................    36,229      $  38,078      $  40,805
  Projected utilization of net
    operating carryforwards.......    (8,956)        (1,849)        (2,727)
                                    --------      ---------      ---------
  Ending..........................    27,273      $  36,229      $  38,078
                                    ========      =========      =========


(1)  Estimates were revised due to improved collections of past due receivables.

(2) Estimate was revised due to published report of debtor's intent and ability to repay debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is incorporated by reference to the material to appear under the headings "Election of Directors -- Nominees" and "Other Information -- Executive Officer Tenure and Identification" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the material to appear under the heading "Other Information -- Executive Compensation" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference to the material to appear under the headings "Election of Directors" and "Other Information -- Certain Stockholders" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference to the material to appear under the heading "Other Information -- Certain Transactions" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                               PAGE NUMBER
                                                                               -----------

Report of Independent Accountants.............................................     11
Consolidated Statements of Income and Comprehensive Income
  for the Three Years Ended July 31, 2001.....................................     12
Consolidated Balance Sheets as of July 31, 2001 and 2000......................     13
Consolidated Statements of Cash Flows for the Three Years
  Ended July 31, 2001.........................................................     14
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended July 31, 2001.....................................     16
Notes to Consolidated Financial Statements....................................     17
Financial Statement Schedule II-- Valuation and
  Qualifying Accounts.........................................................     33

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedule II -- Valuation and Qualifying Accounts appears on page 33. All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

             FORM 8-K REPORTS DURING THE QUARTER ENDED JULY 31, 2001

    No Form 8-K reports were filed during the quarter ended July 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 27th day of September, 2001.

                                             VERITAS DGC INC.

                                             By: /s/ DAVID B. ROBSON
                                                -------------------------------
                                                     David B. Robson
                                                (Chairman of the Board and
                                                 Chief Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 27th day of September 2001.




        /s/ DAVID B. ROBSON                     Chairman of the Board and Chief Executive
--------------------------------------            Officer, Director
            David B. Robson

        /s/ STEPHEN J. LUDLOW                   Vice Chairman, Director
--------------------------------------
            Stephen J. Ludlow

        /s/ TIMOTHY L. WELLS                    President and Chief Operating Officer
--------------------------------------
            Timothy L. Wells

        /s/ MATTHEW D. FITZGERALD               Executive Vice President, Chief Financial
--------------------------------------            Officer and Treasurer
            Matthew D. Fitzgerald

        /s/ CLAYTON P. CORMIER                  Director
--------------------------------------
            Clayton P. Cormier

        /s/ LAWRENCE C. FICHTNER                Director
--------------------------------------
            Lawrence C. Fichtner

        /s/ JAMES R. GIBBS                      Director
--------------------------------------
            James R. Gibbs

        /s/ STEVEN J. GILBERT                   Director
--------------------------------------
            Steven J. Gilbert

        /s/ BRIAN F. MACNEILL                   Director
--------------------------------------
            Brian F. MacNeill

       /s/  JAN RASK                            Director
--------------------------------------
            Jan Rask

                                  EXHIBIT INDEX



          EXHIBIT
            NO.         DESCRIPTION
          -------       -----------


             3-A        --   Restated Certificate of Incorporation with
                             amendments Of Veritas DGC Inc. dated August 30,
                             1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current
                             Report on Form 8-K dated September 16, 1996 is
                             incorporated herein by reference.)

             3-B        --   Certificate of Ownership and Merger of New Digicon
                             Inc. And Digicon Inc. (Exhibit 3-B to Digicon
                             Inc.'s Registration Statement No. 33-43873 dated
                             November 12, 1991 Is incorporated herein by
                             reference.)

             3-C        --   By-laws of New Digicon Inc. dated June 24, 1991.
                             (Exhibit 3-C to Digicon Inc.'s Registration
                             Statement No. 33-43873 dated November 12, 1991 is
                             incorporated herein by Reference.)

             3-D        --   Certificate of Amendment to Restated Certificate of
                             Incorporation of Veritas DGC Inc. dated September
                             30, 1999. (Exhibit 3-D to Veritas DGC Inc.'s For
                             10-K for the year ended July 31, 1999 is
                             incorporated herein by reference.)

             3-F        --   By-laws of Veritas DGC Inc. as amended and restated
                             March 7, 2000 (Exhibit 3-E to Veritas DGC Inc.'s
                             Form 10-Q for the quarter ended January 31, 2000 is
                             incorporated herein by reference)

             4-A        --   Specimen certificate for Senior Notes (Series A).
                             (Included as part of Section 2.2 of Exhibit 4-B to
                             Veritas DGC Inc.'s Registration Statement No.
                             333-12481 dated September 20, 1996 is incorporated
                             herein by reference.)

             4-B        --   Form of Trust Indenture relating to the 9 3/4%
                             Senior Notes due 2003 of Veritas DGC Inc. between
                             Veritas DGC Inc. and Fleet National Bank, as
                             trustee. (Exhibit 4-B to Veritas DGC Inc.'s
                             Registration Statement No. 333-12481 dated
                             September 20, 1996 is incorporated herein by
                             reference.)

             4-C        --   Specimen Veritas DGC Inc. Common Stock certificate.
                             (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for
                             the year ended July 31, 1996 is incorporated herein
                             by reference.)

             4-D        --   Rights Agreement between Veritas DGC Inc. and
                             ChaseMellon Shareholder Services, L.L.C. dated as
                             of May 15, 1997. (Exhibit 4.1 to Veritas DGC Inc.'s
                             Current Report on form 8-K filed May 27, 1997 is
                             incorporated herein by reference.)

             4-E        --   Form of Restricted Stock Grant Agreement. (Exhibit
                             4.8 to Veritas DGC Inc.'s Registration Statement
                             No. 333-48953 dated March 31, 1998 is incorporated
                             herein by reference.)

             4-F        --   Restricted Stock Plan as amended and restated March
                             7, 2000. (Exhibit 4-F to Veritas DGC Inc.'s Form
                             10-Q for the quarter ended April 30, 2000 is
                             incorporated herein by reference.)

             4-G        --   Key Contributor Incentive Plan as amended and
                             restated March 9, 1999. (Exhibit 4.9 to Veritas DGC
                             Inc.'s Registration Statement No. 333-74305 dated
                             March 12, 1999 is incorporated herein by
                             reference.)

             4-H        --   Specimen for Senior Notes (Series C). (Exhibit 4-K
                             to Veritas DGC Inc.'s Form 10-Q for the quarter
                             ended January 31, 1999 is incorporated herein by
                             reference.)


             4-I        --   Indenture relating to the 9 3/4% Senior Notes due
                             2003, Series B and Series C of Veritas DGC Inc.
                             between Veritas DGC Inc. and State Street Bank and
                             Trust Company dated October 28, 1998. (Exhibit 4.3
                             to Veritas DGC Inc.'s Current Report on Form 8-K
                             dated November 12, 1998 is incorporated herein by
                             reference.)

             9-A        --   Voting and Exchange Trust Agreement dated August
                             30, 1996 among Digicon Inc., Veritas Energy
                             Services Inc. and The R-M Trust Company. (Exhibit
                             9.1 of Veritas DGC Inc.'s Current Report on Form
                             8-K dated September 16, 1996 is incorporated herein
                             by reference.)

             9-B        --   Voting and Exchange Trust Agreement dated September
                             30, 1999 among Veritas DGC Inc., Veritas Energy
                             Services Inc. and CIBC Mellon Trust Company.

            10-A        --   Support Agreement dated August 30, 1996 between
                             Digicon Inc. and Veritas Energy Services Inc.
                             (Exhibit 10.1 of Veritas DGC Inc.'s Current Report
                             on Form 8-K dated August 30, 1996 is incorporated
                             herein by reference.)

            10-B        --   1992 Non-Employee Director Stock Option Plan as
                             amended and restated March 7, 2000. (Exhibit 10-B
                             to Veritas DGC Inc.'s Form 10-Q for the quarter
                             ended April 30, 2000 is incorporated herein by
                             reference.)

            10-C        --   1992 Employee Nonqualified Stock Option Plan as
                             amended and restated March 7, 2000. (Exhibit 10-C
                             to Veritas DGC Inc.'s Form 10-Q for the quarter
                             ended April 30, 2000 is incorporated herein by
                             reference.)

            10-D        --   1997 Employee Stock Purchase Plan. (Exhibit 4.1 to
                             Veritas DGC Inc.'s Registration Statement No.
                             333-38377 dated October 21, 1997 is incorporated
                             herein by reference.)

            10-E      --     Restricted Stock Agreement dated April 1, 1997
                             between Veritas DGC Inc. and Anthony Tripodo.
                             (Exhibit 10-O to Veritas DGC Inc.'s Form 10-K for
                             the year ended July 31, 1997 is incorporated herein
                             by reference.)

            10-F      --     Employment Agreement executed by David B. Robson.
                             (Exhibit 10-L to Veritas Inc.'s Form 10-K for the
                             year Ended July 31, 1997 is incorporated herein by
                             reference.)

            10-G      --     Employment Agreement executed by Stephen J. Ludlow.
                             (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for
                             the quarter ended April 30, 1997 is incorporated
                             herein by reference.)

            10-H      --     Employment Agreement executed by Anthony Tripodo.
                             (Exhibit 10-I to Veritas DGC Inc.'s Form 10-Q for
                             the quarter ended April 30, 1997 is incorporated
                             herein by reference.)

            10-I      --     Employment Agreement executed by Rene M.J.
                             VandenBrand. (Exhibit 10-N to Veritas DGC Inc.'s
                             Form 10-K for the year ended July 31, 1997 is
                             incorporated herein by reference.)

            10-J      --     Employment Agreement executed by Timothy L. Wells.
                             (Exhibit 10-K to Veritas DGC Inc.'s Form 10-K for
                             the year ended July 31, 1999.)

            10-K      --     Credit Agreement among Veritas DGC Inc., as
                             borrower, and Bank One, Texas, N.A., as issuing
                             bank, as a bank and agent for the banks, and the
                             banks therein named dated November 1, 1999.
                             (Exhibit 10-N to Veritas DGC Inc.'s Form 10-Q for
                             the quarter ended October 31, 1999 is incorporated
                             herein by reference.)


            10-L      --     Sales agency agreement between Veritas DGC Inc. and
                             Paine Webber Incorporated, dated October 26, 1999.
                             (Exhibit 10-N to Veritas DGC Inc.'s Form 10-Q for
                             the quarter ended October 31, 1999 is incorporated
                             herein by reference.)

            10-M      --     Form of Indemnity Agreement between Veritas DGC
                             Inc. and its executive officers and directors as
                             amended and restated March 7, 2000. (Exhibit 10-M
                             to Veritas DGC Inc.'s Form 10-Q for the quarter
                             ended April 30, 2000 is incorporated herein by
                             reference.)

            10-N      --     Employee Agreement executed by Richard C. White.
                             (Exhibit 10-Q to Veritas DGC Inc.'s Form 10-Q for
                             the quarter ended January 31, 2000 is incorporated
                             herein by reference.)

            10-O      --     Indemnity Agreement between Veritas DGC Inc. and
                             Richard C. White. (Exhibit 10-O to Veritas DGC
                             Inc.'s Form 10-Q for the quarter ended April 30,
                             2000 is incorporated herein by reference.)

            10-P      --     Settlement Agreement between Veritas DGC Inc. and
                             Richard C. White. (Exhibit 10-P to Veritas DGC
                             Inc.'s Form 10-Q for the quarter ended October 31,
                             2000 is incorporated herein by reference.)

            10-Q      --     Deferred Compensation Plan effective January 1,
                             2001. (Exhibit 10-Q to Veritas DGC Inc.'s for 10-Q
                             for the quarter ended October 31, 2000 is
                             incorporated by reference.)

            10-R      --     Rabbi Trust Agreement between Veritas DGC Inc. and
                             Austin Trust Company relating to the Deferred
                             Compensation Plan. (Exhibit 10-R to Veritas DGC
                             Inc.'s Form 10-Q for the quarter ended October 31,
                             2000 is incorporated herein by reference.)

            10-S      --     2001 Key Employee Nonqualified Stock Option Plan
                             effective February 1, 2001. (Exhibit 10-S to
                             Veritas DGC Inc.'s Form 10-Q for the quarter ended
                             January 31, 2001 is incorporated by reference.

            10-T     --      Key Employee Restricted Stock Plan effective
                             February 1, 2001. (Exhibit 10-T to Veritas DGC
                             Inc.'s Form 10-Q for the quarter ended January 31,
                             2001 is incorporated herein by reference.)

            10-U     --      Employment Agreement between Veritas DGC Inc. and
                             Matthew D. Fitzgerald. (Exhibit 10-U to Veritas DGC
                             Inc.'s Form 10-Q for the quarter ended April 30,
                             2001 is incorporated herein by reference.)

           *10-V     --      Employment Agreement between Veritas DGC Inc. and
                             Anthony Tripodo.

           *10-W     --      Credit Agreement among Veritas DGC Inc., as
                             borrower, and Wells Fargo, Inc., as a bank and
                             agent for the banks named therein, dated July 19,
                             2001.

             *21     --      Subsidiaries of the Registrant.

             *23     --      Consent of PricewaterhouseCoopers LLP.

             *99     --      Audit Committee Charter, revised and approved by
                             the Board of Directors on June 12, 2001

----------

*  Filed herewith