Form 10-Q
period 2001-10-31
VERITAS DGC INC
filed 2001-12-12
CIK 28866

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
 (MARK ONE)
    [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

     The number of shares of the Company's common stock, $.01 par value, outstanding at November 30, 2001 was 32,440,470 (including 1,484,914 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                      INDEX


================================================================================


                                                                                                  Page Number
                                                                                             ----------------------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income and Comprehensive Income -
                  For the Three Months Ended October 31, 2001 and 2000                                   1

                Consolidated Balance Sheets - October 31, 2001 and July 31, 2001                         2

                Consolidated Statements of Cash Flows -
                  For the Three Months Ended October 31, 2001 and 2000                                   3

                Notes to Consolidated Financial Statements                                               4

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                                  7

             Item 3.   Quantitative and Qualitative Disclosures Regarding Market Risk                    8


PART II.     Other Information

             Item 6.  Exhibits and Reports on Form 8-K                                                   9

             Signatures                                                                                 11

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                    UNAUDITED

                                                                              THREE MONTHS ENDED
                                                                                 OCTOBER 31,
                                                                          --------------------------
                                                                             2001            2000
                                                                          ----------      ----------
                                                                                (In thousands)
Revenues ............................................................     $  121,378      $  111,299
Costs and expenses:
  Cost of services ..................................................         80,338          76,168
  Research and development ..........................................          2,839           2,169
  Depreciation and amortization .....................................         17,238          17,105
  Selling, general and administrative ...............................          5,836           5,503
                                                                          ----------      ----------
Operating income ....................................................         15,127          10,354
  Interest expense ..................................................          3,535           3,516
  Other income ......................................................           (915)         (1,516)
                                                                          ----------      ----------
Income before provision for income taxes ............................         12,507           8,354
Provision for income taxes ..........................................          4,862           3,346
                                                                          ----------      ----------
Net income ..........................................................     $    7,645      $    5,008

Other comprehensive income (loss)(net of tax, $0 in all periods)
  Foreign currency translation adjustments ..........................         (1,504)         (1,904)
  Unrealized gain (loss) on investments - available for sale ........           (509)          2,337
  Unrealized gain on foreign currency hedge .........................            152
                                                                          ----------      ----------
Total other comprehensive income (loss) .............................         (1,861)            433
                                                                          ----------      ----------
Comprehensive income ................................................     $    5,784      $    5,441
                                                                          ==========      ==========

PER SHARE:
BASIC:
  Net income per common share .......................................     $      .24      $      .18
                                                                          ==========      ==========
  Weighted average common shares ....................................         32,321          27,795
                                                                          ==========      ==========

DILUTED:
  Net income per common share .......................................     $      .24      $      .18
                                                                          ==========      ==========
  Weighted average common shares ....................................         32,458          28,584
                                                                          ==========      ==========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     OCTOBER 31,       JULY 31,
                                                                                                        2001             2001
                                                                                                     -----------      -----------
                                                                                                      Unaudited
                                                                                                    (In thousands except par value)
                                                ASSETS
Current assets:
  Cash and cash equivalents ....................................................................     $    25,295      $    69,218
  Accounts and notes receivable (net of allowance for doubtful accounts: October $1,229; July
    $709) ......................................................................................         141,619          140,761
  Materials and supplies inventory .............................................................           4,688           10,062
  Prepayments and other ........................................................................          13,574           11,817
  Income taxes receivable ......................................................................           6,790            5,017
  Investments -- available for sale ............................................................             977            1,487
                                                                                                     -----------      -----------
      Total current assets .....................................................................         192,943          238,362
Property and equipment .........................................................................         487,544          474,345
Less accumulated depreciation ..................................................................         311,172          300,410
                                                                                                     -----------      -----------
      Property and equipment -- net ............................................................         176,372          173,935

Multi-client data library ......................................................................         339,844          310,610
Investment in and advances to joint ventures ...................................................           2,294            2,354
Goodwill (net of accumulated amortization: October $6,813; July $6,844) ........................          34,365           34,514
Deferred tax asset .............................................................................          16,147           15,031
Long term notes receivable .....................................................................           4,014            4,017
Other assets ...................................................................................          18,664           18,129
                                                                                                     -----------      -----------
      Total ....................................................................................     $   784,643      $   796,952
                                                                                                     ===========      ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade ....................................................................     $    46,976      $    60,631
  Accrued interest .............................................................................             588            3,952
  Other accrued liabilities ....................................................................          42,158           45,261
                                                                                                     -----------      -----------
      Total current liabilities ................................................................          89,722          109,844
Non-current liabilities:
  Long-term debt ...............................................................................         135,000          135,000
  Deferred tax liability .......................................................................           6,134            6,144
  Other non-current liabilities ................................................................           4,681            4,501
                                                                                                     -----------      -----------
      Total non-current liabilities ............................................................         145,815          145,645
Stockholders' equity:
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 30,965,790 shares at
   October and 30,920,550 shares at July (excluding Exchangeable Shares of  1,484,914 at
   October and 1,484,948 at July) ..............................................................             309              309
  Additional paid-in capital ...................................................................         409,411          407,442
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) ......................         151,236          143,591
  Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment ..........................................          (8,480)          (6,976)
   Unrealized loss on investments -- available for sale ........................................            (524)             (14)
   Unrealized loss on foreign currency hedge ...................................................            (268)            (421)
Unearned compensation ..........................................................................          (1,391)          (1,297)
Treasury stock, at cost; 66,392 shares at October and 65,296 at July ...........................          (1,187)          (1,171)
                                                                                                     -----------      -----------
      Total stockholders' equity ...............................................................         549,106          541,463
                                                                                                     -----------      -----------
      Total ....................................................................................     $   784,643      $   796,952
                                                                                                     ===========      ===========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                   THREE MONTHS ENDED
                                                                                        OCTOBER 31,
                                                                               --------------------------
                                                                                  2001            2000
                                                                               ----------      ----------
                                                                                      (IN THOUSANDS)
Operating activities:
  Net income .............................................................     $    7,645      $    5,008
  Non-cash items included in net income:
    Depreciation and amortization (other than multi-client) ..............         17,238          17,105
      Amortization of multi-client library ...............................         25,970          31,632
    Gain on disposition of property and equipment ........................           (339)           (733)
    Equity in loss of 50% or less-owned  companies and joint ventures ....             60              11
    Deferred taxes .......................................................             (1)             12
    Amortization of unearned compensation ................................            203             161
  Change in operating assets/liabilities:
    Accounts and notes receivable ........................................         (1,559)        (26,978)
    Materials and supplies inventory .....................................          5,369             246
    Prepayments and other ................................................         (1,771)         (7,407)
      Income tax receivable ..............................................         (1,709)
    Accounts payable and other accrued liabilities .......................        (19,326)         (1,524)
    Income taxes payable .................................................                          3,459
    Other non-current liabilities ........................................            117              22
    Other ................................................................           (165)         (3,426)
                                                                               ----------      ----------
       Total cash provided by operating activities .......................         31,732          17,588
Investing activities:
  Increase in restricted cash investments ................................                             (2)
  Investment in multi-client library .....................................        (56,290)        (52,901)
  Purchase of property and equipment .....................................        (20,298)         (7,314)
  Sale of property and equipment .........................................            548           1,748
                                                                               ----------      ----------
       Total cash used by investing activities ...........................        (76,040)        (58,469)
Financing activities:
  Payments of long-term debt .............................................                            (24)
  Net proceeds from sale of common stock .................................            554          88,210
                                                                               ----------      ----------
       Total cash provided by financing activities .......................            554          88,186
  Currency loss on foreign cash ..........................................           (169)            (68)
                                                                               ----------      ----------
  Change in cash and cash equivalents ....................................        (43,923)         47,237
  Beginning cash and cash equivalents balance ............................         69,218          43,154
                                                                               ----------      ----------
  Ending cash and cash equivalents balance ...............................     $   25,295      $   90,391
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


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 141 upon its issuance, and we adopted SFAS No. 142 as of August 1, 2001. The main effect of SFAS No. 141 is to require purchase accounting be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No. 16. SFAS No. 142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. Management expects to complete its evaluation of impairment of goodwill in January 2002. The prior year's first quarter includes $0.3 million ($0.01 per share) for goodwill amortization.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value and fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED

2.    OTHER COSTS AND EXPENSES

Other costs and expenses consist of the following:

                                                                                      THREE MONTHS ENDED
                                                                                         OCTOBER 31,
                                                                                     ---------------------
                                                                                       2001         2000
                                                                                     ---------    --------
                                                                                         (IN THOUSANDS)
                Interest income                                                      $    (849)   $ (1,001)
                Net gain on disposition of property and equipment..............           (339)       (733)
                Net foreign currency exchange loss.............................            232         214
                Loss from unconsolidated subsidiary............................             60          11
                Other..........................................................            (19)         (7)
                                                                                     ---------    --------
                         Total.................................................      $    (915)   $ (1,516)
                                                                                     =========    ========


3.    EARNINGS PER COMMON SHARE

Earnings per common share -- basic and earnings per common share -- diluted are computed as follows:

                                                                                       THREE MONTHS ENDED
                                                                                           OCTOBER 31,
                                                                            -----------------------------------------
                                                                                   2001                   2000
                                                                            --------------------    -----------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income........................................................          $   7,645              $    5,008
                                                                                 =========              ==========
     Basic:
       Weighted average common shares (including exchangeable shares)..             32,321                  27,795
                                                                                 =========              ==========
       Net income per share............................................          $     .24              $     .18
                                                                                 =========              ==========

     Diluted:
       Weighted average common shares (including exchangeable shares)..             32,321                  27,795
       Shares issuable from assumed conversion of:
          Options......................................................                137                     789
                                                                                 ---------              ----------
               Total...................................................             32,458                  28,584
                                                                                 =========              ==========
       Net income per share............................................          $     .24              $      .18
                                                                                 =========              ==========

The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise price exceeded the average market price of the underlying common shares.

                                                                             THREE MONTHS ENDED
                                                                                 OCTOBER 31,
                                                                  -----------------------------------------
                                                                         2001                   2000
                                                                  ------------------     ------------------
                         Number of options...................              1,499,197                 64,504
                         Exercise price range................     $14.5625 - $55.125     $27.8125 - $55.125
                         Expiring through....................             March 2011            August 2008


4.    UNREALIZED LOSS ON INVESTMENTS -- AVAILABLE FOR SALE

In April 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long-term note receivable bearing 18% interest. Effective October 15, 2000, the note bears interest at 9 3/4%. Interest is paid in Miller common stock warrants, with an exercise price of $0.01 pER share, in advance, at six-month intervals.

                                           OCTOBER 31, 2001                      JULY 31, 2001
                                 -----------------------------------   -------------------------------
                                                               (IN THOUSANDS)

                                 --------    -----------     -------   -------   -----------   -------
                                   COST       UNREALIZED      FAIR      COST      UNREALIZED     FAIR
                                   BASIS     (LOSS)/GAIN      VALUE     BASIS    (LOSS)/GAIN    VALUE
                                 --------    -----------     -------   -------   -----------   -------
   Miller stock and warrants....    1,501           (524)        977     1,501           (14)    1,487

                        VERITAS DGC INC. AND SUBSIDIARIES

                                    UNAUDITED


5.    HEDGE TRANSACTION

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

                                    OCTOBER 31, 2001                    JULY 31, 2001
                           ---------------------------------   ---------------------------------
                           FORWARD   UNREALIZED                FORWARD   UNREALIZED
                            VALUE       LOSS      FAIR VALUE    VALUE       LOSS      FAIR VALUE
                           -------   ----------   ----------   -------   ----------   ----------
                                                      (IN THOUSANDS)
      Forward contracts    $ 8,123   $     (268)  $    7,855   $ 9,183   $     (421)  $    8,762


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



                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                     OCTOBER 31, 2001                     OCTOBER 31, 2000
                                         ----------    ---------   ------------    --------   -----------   ---------
                                          SEGMENTS     CORPORATE       TOTAL       SEGMENTS    CORPORATE      TOTAL
                                         ----------    ---------   ------------    --------   -----------   ---------
                                                                  (DOLLARS IN THOUSANDS)
  Revenue...............................    121,378                     121,378     111,299                   111,299
  Operating income......................     22,813       (7,686)        15,127      17,942        (7,588)     10,354
  Net income (loss) before income tax...     23,511      (11,004)        12,507      19,325       (10,971)      8,354

7.       SUBSEQUENT EVENT

On November 26, 2001, Petroleum Geo-Services ASA, a Norwegian public limited liability company ("PGS"), Veritas DGC Inc., a Delaware corporation ("Veritas"), Venus I, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Veritas ("Caymanco"), Venus Holdco Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Caymanco ("Veritas Holdco"), and Venus Mergerco Inc., a Delaware corporation and a direct, wholly owned subsidiary of Veritas Holdco ("Veritas Merger Sub"), entered into an Agreement and Plan of Merger and Exchange Agreement (the "Agreement"), whereby, subject to the conditions stated therein, (i) Caymanco will make an offer (the "Exchange Offer") to issue ordinary shares, par value $0.01 per share, of Caymanco ("Caymanco Shares") in exchange for the issued and outstanding ordinary shares, nominal value NOK 5 per share, of PGS ("PGS Shares") and all issued and outstanding American Depositary Shares representing such PGS Shares ("PGS ADSs"), at an exchange ratio of 0.47 Caymanco Shares for each PGS Share and each PGS ADS; and (ii) immediately following the closing of the Exchange Offer, Veritas Merger Sub will be merged with and into Veritas (the "Merger" and, together with the Exchange Offer, the "Combination"), pursuant to which shares of common stock, par value $0.01 per share, of Veritas ("Veritas Common Stock") will be converted into Caymanco Shares on a one-for-one basis and certain shares that are exchangeable for shares of Veritas Common Stock will become exchangeable for Caymanco Shares. Upon closing of the Combination, which is anticipated to occur in April 2002, PGS and Veritas will become subsidiaries of Caymanco. PGS shareholders will hold approximately 60% of the shares to be issued by Caymanco, and Veritas shareholders will hold approximately 40% of such shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors. These factors are more fully described in other reports filed with the Securities and Exchange Commission, including our fiscal year 2001 Form 10-K, and include changes in market conditions in the oil and gas industry as well as declines in prices of oil and gas.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2000

Revenues. Revenues increased by 9%, from $111.3 million to $121.4 million. Multi-client revenues decreased 15% from $61.2 million to $52.3 million as a result of lower activity on new programs in the current quarter. Contract revenues increased 38%, from $50.1 million to $69.1 million primarily due to additional crews working in South America and Canada.

Operating Income. Operating income increased by 45%, from $10.4 million to $15.1 million. Cost of services as a percentage of revenue decreased from 68% to 66% due to improved contract pricing and better operating performance. Research and development increased by 27%, from $2.2 million to $2.8 million due to increased investment in new technology.

Other income. Other income decreased by $0.6 million, from $1.5 million to $0.9 million. This is primarily the result of $0.7 million in fixed asset gains in the prior year's first quarter compared to $0.3 million in the current quarter. In addition, interest income decreased by $0.2 million as a result of the decrease in cash, from $90.4 million in October 2000 to $25.3 million in October 2001.

Provision for income taxes. Income taxes increased from $3.3 million to $4.9 million as a result of our higher earnings in the current quarter with the effective income tax rate remaining essentially flat.


LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2002.

Net cash provided by operating activities increased from $17.6 million in the first quarter of 2001 to $31.7 million in 2002. Net income increased from $5.0 million to $7.6 million. In addition, net cash used by working capital decreased from $35.6 million to $19.0 million. This is primarily due to a decrease in accounts receivable as a result of increased collections on trade receivables. This is offset by a decrease in accounts payable as a result of large payments occurring in the current quarter.

Net cash used by investing activities increased from $58.5 million in the first quarter of 2001 to $76.0 million in 2002 due to higher capital spending. We require significant amounts of working capital to support our operations and fund our research and development program. Our capital expenditure budget for fiscal 2002 is approximately $100.0 million, which includes expenditures of approximately $60 million to expand or upgrade our marine fleet. We also planned approximately $170.0 million in gross additions to our data library and planned $11.1 million for research and development spending in fiscal 2002.

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

Net cash provided by financing activities decreased from $88.2 million in the first quarter of 2001 to $0.6 million in 2002. The prior year includes proceeds from a stock offering of $82.4 million. As of October 31, 2001, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing the holders to require us to call the notes under certain conditions. We also have a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80.0 million and non-U.S. advances up to $20 million. Advances bear interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins are based on either certain of our financial ratios or our credit rating. At October 31, 2001 the LIBOR margin was 1.25% and the prime rate margin was 0%. As of October 31, 2001, there were no outstanding advances under the credit facility, but $7.2 million of the credit facility was utilized for letters of credit, leaving $92.8 million available for borrowings.

OTHER

On November 26, 2001, we entered into an Agreement and Plan of Merger and Exchange Agreement with Petroleum Geo-Services ASA and other parties. Upon closing of the transactions contemplated by that agreement, which is anticipated to occur in April 2002, Veritas DGC Inc. and Petroleum Geo-Services ASA will become subsidiaries of a new holding company. See Note 7 of the Notes to Consolidated Financial Statements.

Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the three months ended October 31, 2001, we recognized $1.1 million related to these benefits.

We receive some account receivable payments in foreign currency. We currently do not conduct a hedging program because we do not consider our current exposure to foreign currency fluctuations to be significant, although we have hedged certain future charter payments to be made in a foreign currency.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 141 upon its issuance, and we adopted SFAS No. 142 as of August 1, 2001. The main effect of SFAS No. 141 is to require purchase accounting be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No. 16. SFAS No. 142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. Management expects to complete its evaluation of impairment of goodwill in January 2002. The prior year's first quarter includes $0.3 million ($0.01 per share) for goodwill amortization.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value and fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At October 31, 2001, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at October 31, 2001 in U.S. dollars is $7.9 million.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS FILES WITH THIS REPORT:

                        EXHIBIT
                           NO.                             DESCRIPTION
                        -------                            -----------
                            2-A    --  Agreement and Plan of Merger and Exchange Agreement
                                       dated November 26, 2001, among Petroleum Geo-Services
                                       ASA, Veritas DGC Inc., Venus I, Venus Holdco Inc. and
                                       Venus Mergerco Inc. (Exhibit 2.1 to Veritas DGC
                                       Inc.'s Current Report on Form 8-K filed November 28,
                                       2001 is incorporated herein by reference.)
                            3-A    --  Restated Certificate of Incorporation with amendments
                                       Of Veritas DGC Inc. dated August 30, 1996. (Exhibit
                                       3.1 to Veritas DGC Inc.'s Current Report on Form 8-K
                                       filed September 16, 1996 is incorporated herein by
                                       reference.)
                            3-B    --  Certificate of Ownership and Merger of New Digicon Inc.
                                       And Digicon Inc. (Exhibit 3-B to Digicon Inc.'s
                                       Registration Statement No. 33-43873 dated November
                                       12, 1991 Is incorporated herein by reference.)
                            3-C    --  By-laws of New Digicon Inc. dated June 24, 1991.
                                       (Exhibit 3-C to Digicon Inc.'s Registration Statement
                                       No. 33-43873 dated November 12, 1991 is incorporated
                                       herein by Reference.)
                            3-D    --  Certificate of Amendment to Restated Certificate of
                                       Incorporation of Veritas DGC Inc. dated September 30,
                                       1999. (Exhibit 3-D to Veritas DGC Inc.'s For 10-K for
                                       the year ended July 31, 1999 is incorporated herein
                                       by reference.)
                            3-F    --  By-laws of Veritas DGC Inc. as amended and restated
                                       March 7, 2000 (Exhibit 3-E to Veritas DGC Inc.'s Form
                                       10-Q for the quarter ended January 31, 2000 is
                                       incorporated herein by reference)
                            4-A    --  Specimen certificate for Senior Notes (Series A).
                                       (Included as part of Section 2.2 of Exhibit 4-B to
                                       Veritas DGC Inc.'s Registration Statement No.
                                       333-12481 dated September 20, 1996 is incorporated
                                       herein by reference.)
                            4-B    --  Form of Trust Indenture relating to the 9 3/4% Senior
                                       Notes due 2003 of Veritas DGC Inc. between Veritas
                                       DGC Inc. and Fleet National Bank, as trustee.
                                       (Exhibit 4-B to Veritas DGC Inc.'s Registration
                                       Statement No. 333-12481 dated September 20, 1996 is
                                       incorporated herein by reference.)
                            4-C    --  Specimen Veritas DGC Inc. Common Stock certificate.
                                       (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the
                                       year ended July 31, 1996 is incorporated herein by
                                       reference.)
                            4-D    --  Rights Agreement between Veritas DGC Inc. and
                                       ChaseMellon Shareholder Services, L.L.C. dated as of
                                       May 15, 1997. (Exhibit 4.1 to Veritas DGC Inc.'s
                                       Current Report on form 8-K filed May 27, 1997 is
                                       incorporated herein by reference.)
                            4-E    --  Form of Restricted Stock Grant Agreement. (Exhibit
                                       4.8 to Veritas DGC Inc.'s Registration Statement No.
                                       333-48953 dated March 31, 1998 is incorporated herein
                                       by reference.)
                            4-F    --  Restricted Stock Plan as amended and restated March
                                       7, 2000. (Exhibit 4-F to Veritas DGC Inc.'s Form 10-Q
                                       for the quarter ended April 30, 2000 is incorporated
                                       herein by reference.)

                            4-G    --  Key Contributor Incentive Plan as amended and
                                       restated March 9, 1999. (Exhibit 4.9 to Veritas DGC
                                       Inc.'s Registration Statement No. 333-74305 dated
                                       March 12, 1999 is incorporated herein by reference.)
                            4-H    --  Specimen for Senior Notes (Series C). (Exhibit 4-K to
                                       Veritas DGC Inc.'s Form 10-Q for the quarter ended
                                       January 31, 1999 is incorporated herein by
                                       reference.)
                            4-I    --  Indenture relating to the 9 3/4% Senior Notes due
                                       2003, Series B and Series C of Veritas DGC Inc.
                                       between Veritas DGC Inc. and State Street Bank and
                                       Trust Company dated October 28, 1998. (Exhibit 4.3 to
                                       Veritas DGC Inc.'s Current Report on Form 8-K dated
                                       November 12, 1998 is incorporated herein by
                                       reference.)
                          *10-A        Amended and Restated Employment Agreement between
                                       Veritas DGC Inc. and Matthew D. Fitzgerald.
                          *10-B        Amendment No. 1 to Amended and Restated Employment
                                       Agreement between Veritas DGC Inc. and Matthew D.
                                       Fitzgerald.
                          *10-C        Amended and Restated Employment Agreement between
                                       Veritas DGC Inc. and Stephen J. Ludlow.
                          *10-D        Amendment No. 1 to Amended and Restated Employment
                                       Agreement between Veritas DGC Inc. and Stephen J.
                                       Ludlow.
                          *10-E        Amended and Restated Employment Agreement between
                                       Veritas DGC Inc. and David B. Robson.
                          *10-F        Amendment No. 1 to Amended and Restated Employment
                                       Agreement between Veritas DGC Inc. and David B.
                                       Robson.
                          *10-G        Amended and Restated Employment Agreement between
                                       Veritas DGC Inc. and Anthony Tripodo.
                          *10-H        Amendment No. 1 to Amended and Restated Employment
                                       Agreement between Veritas DGC Inc. and Anthony
                                       Tripodo.
                          *10-I        Amended and Restated Employment Agreement between
                                       Veritas DGC Inc. and Rene M.J. VandenBrand.
                          *10-J        Amendment No. 1 to Amended and Restated Employment
                                       Agreement between Veritas DGC Inc. and Rene M.J.
                                       VandenBrand.
                          *10-K        Amended and Restated Employment Agreement between
                                       Veritas DGC Inc. and Timothy L. Wells.
                          *10-L        Amendment No. 1 to Amended and Restated Employment
                                       Agreement between Veritas DGC Inc. and Timothy L.
                                       Wells.
                          *10-M        Amended and Restated Employment Agreement between
                                       Veritas DGC Inc. and Larry L. Worden.
                          *10-N        Amendment No. 1 to Amended and Restated Employment
                                       Agreement between Veritas DGC Inc. and Larry L.
                                       Worden.

     * Management remuneration contracts filed in this Form 10-Q.


     b) REPORTS ON FORM 8-K

      We did not file a Form 8-K during the quarter ended October 31, 2001. On November 28, 2001 we filed a Form 8-K regarding the proposed combination of Veritas DGC Inc. and Petroleum Geo-Services ASA.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of December 2001.

                          VERITAS DGC INC.

                          By:  /s/ David B. Robson
                              --------------------------------------------------
                              DAVID B. ROBSON
                              Chairman of the Board and Chief Executive Officer



                                /s/ Matthew D. Fitzgerald
                              --------------------------------------------------
                              MATTHEW D. FITZGERALD
                              Executive Vice President, Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX



  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------                                  -----------
   10-A)          Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Matthew D. Fitzgerald.
   10-B)          Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Matthew D. Fitzgerald.
   10-C)          Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Stephen J. Ludlow.
   10-D)          Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Stephen J. Ludlow.
   10-E)          Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and David B. Robson.
   10-F)          Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and David B. Robson.
   10-G)          Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Anthony Tripodo.
   10-H)          Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Anthony Tripodo.
   10-I)          Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Rene M.J. VandenBrand.
   10-J)          Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Rene M.J. VandenBrand.
   10-K)          Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Timothy L. Wells.
   10-L)          Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Timothy L. Wells.
   10-M)          Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Larry L. Worden.
   10-N)          Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Larry L. Worden.