Form 10-Q
period 2002-01-31
VERITAS DGC INC
filed 2002-03-15
CIK 28866

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

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

     The number of shares of the Company's common stock, $.01 par value, outstanding at February 28, 2002 was 32,498,470 (including 1,458,218 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                      INDEX


                                                                                                  Page Number
                                                                                             ----------------------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Income and Comprehensive Income -
                  For the Three and Six Months Ended January 31, 2002 and 2001                           1

                Consolidated Balance Sheets - January 31, 2002 and July 31, 2001                         2

                Consolidated Statements of Cash Flows -
                  For the Six Months Ended January 31, 2002 and 2001                                     3

                Notes to Consolidated Financial Statements                                               4

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                 9

             Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk                    11


PART II.     Other Information


             Item 6.  Exhibits and Reports on Form 8-K                                                  12

             Signatures                                                                                 15

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JANUARY 31,                     JANUARY 31,
                                                                       --------------------------      --------------------------
                                                                          2002            2001            2002            2001
                                                                       ----------      ----------      ----------      ----------
                                                                                  (In thousands, except per share amounts)
Revenues ............................................................. $  119,623      $  134,415      $  241,001      $  245,714
Costs and expenses:
  Cost of services ...................................................     74,019          94,428         154,357         170,596
  Research and development ...........................................      2,696           2,504           5,535           4,673
  Depreciation and amortization ......................................     16,803          16,225          34,041          33,330
  Selling, general and administrative ................................      6,196           6,846          12,032          12,349
  Merger costs .......................................................      2,758                           2,758
  Argentina devaluation and shutdown costs ...........................      2,382                           2,382
                                                                       ----------      ----------      ----------      ----------
Operating income .....................................................     14,769          14,412          29,896          24,766
Interest expense .....................................................      3,544           3,542           7,079           7,058
Other income-net .....................................................     (1,324)         (2,637)         (2,239)         (4,153)
                                                                       ----------      ----------      ----------      ----------
Income before provision for income taxes .............................     12,549          13,507          25,056          21,861
Provision for income taxes ...........................................      4,872           6,287           9,734           9,633
                                                                       ----------      ----------      ----------      ----------
Net income ........................................................... $    7,677      $    7,220      $   15,322      $   12,228

Other comprehensive income (loss) (net of tax , $0 in all periods):
  Foreign currency translation adjustments ...........................     (2,795)            392          (4,299)         (1,512)
  Unrealized gain (loss) on investments-available for sale ...........       (221)            964            (730)          3,301
  Unrealized gain (loss) on foreign currency hedge ...................       (129)                             23
                                                                       ----------      ----------      ----------      ----------
Total other comprehensive income (loss) ..............................     (3,145)          1,356          (5,006)          1,789
                                                                       ----------      ----------      ----------      ----------
Comprehensive income ................................................. $    4,532      $    8,576      $   10,316      $   14,017
                                                                       ==========      ==========      ==========      ==========

PER SHARE:
BASIC:
  Net income per common share ........................................ $      .24      $      .24      $      .47      $      .42
                                                                       ==========      ==========      ==========      ==========
  Weighted average common shares .....................................     32,378          30,479          32,349          29,153
                                                                       ==========      ==========      ==========      ==========

DILUTED:
  Net income per common share ........................................ $      .24      $      .23      $      .47      $      .41
                                                                       ==========      ==========      ==========      ==========
  Weighted average common shares .....................................     32,581          31,272          32,522          29,961
                                                                       ==========      ==========      ==========      ==========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


                                                                                                        JANUARY 31,       JULY 31,
                                                                                                           2002             2001
                                                                                                        -----------      ---------
                                                                                                         Unaudited
                                               ASSETS
Current assets:
  Cash and cash equivalents .......................................................................     $    26,114      $  69,218
  Accounts and notes receivable (net of allowance for doubtful accounts: January $1,139; July $709)         127,328        140,761
  Materials and supplies inventory ................................................................           4,086         10,062
  Prepayments and other ...........................................................................          12,218         11,817
  Income taxes receivable .........................................................................           3,196          5,017
  Investments -- available for sale ...............................................................             757          1,487
                                                                                                        -----------      ---------
      Total current assets ........................................................................         173,699        238,362
Property and equipment ............................................................................         509,780        474,345
Less accumulated depreciation .....................................................................         319,533        300,410
                                                                                                        -----------      ---------
      Property and equipment -- net ...............................................................         190,247        173,935
Multi-client data library .........................................................................         351,808        310,610
Investment in and advances to joint ventures ......................................................           2,299          2,354
Goodwill (net of accumulated amortization: January $6,801; July $6,844) ...........................          34,307         34,514
Deferred tax asset ................................................................................          16,396         15,031
Long term notes receivable ........................................................................           4,013          4,017
Other assets ......................................................................................          16,522         18,129
                                                                                                        -----------      ---------
      Total .......................................................................................     $   789,291      $ 796,952
                                                                                                        ===========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade .......................................................................     $    38,942      $  60,631
  Accrued interest ................................................................................           3,839          3,952
  Other accrued liabilities .......................................................................          45,982         45,261
                                                                                                        -----------      ---------
      Total current liabilities ...................................................................          88,763        109,844
Non-current liabilities:
  Long-term debt ..................................................................................         135,000        135,000
  Deferred tax liability ..........................................................................           6,106          6,144
  Other non-current liabilities ...................................................................           4,678          4,501
                                                                                                        -----------      ---------
      Total non-current liabilities ...............................................................         145,784        145,645
Stockholders' equity:
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 31,055,660  shares at
   January and 30,920,550 shares at July (excluding Exchangeable Shares of 1,458,918 at January
   and 1,484,948 at July) .........................................................................             310            309
  Additional paid-in capital ......................................................................         410,298        407,442
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) .........................         158,913        143,591
  Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment .............................................         (11,275)        (6,976)
   Unrealized loss on investments-- available for sale ............................................            (744)           (14)
   Unrealized loss on foreign currency hedge ......................................................            (398)          (421)
Unearned compensation .............................................................................          (1,167)        (1,297)
Treasury stock, at cost; 66,739 shares at January and 65,296 at July ..............................          (1,193)        (1,171)
                                                                                                        -----------      ---------
      Total stockholders' equity ..................................................................         554,744        541,463
                                                                                                        -----------      ---------
      Total .......................................................................................     $   789,291      $ 796,952
                                                                                                        ===========      =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                      JANUARY 31,
                                                                              --------------------------
                                                                                 2002            2001
                                                                              ----------      ----------
                                                                                     (IN THOUSANDS)
Operating activities:
  Net income ............................................................     $   15,322      $   12,228
  Non-cash items included in net income:
    Depreciation and amortization (other than multi-client) .............         34,041          33,330
    Amortization of multi-client library ................................         59,371          66,876
    Gain on disposition of property and equipment .......................         (1,694)         (1,053)
    Equity in loss of 50% or less-owned  companies and joint ventures ...             55            (109)
    Deferred taxes ......................................................            165               2
    Amortization of unearned compensation ...............................            360             292
  Change in operating assets/liabilities:
    Accounts and notes receivable .......................................         12,208         (24,212)
    Materials and supplies inventory ....................................          5,969             501
    Prepayments and other ...............................................           (420)         (7,174)
    Income tax receivable ...............................................          1,856
    Accounts payable and other accrued liabilities ......................        (20,775)          9,120
    Income taxes payable ................................................                          8,786
    Other non-current liabilities .......................................            139             117
    Other assets ........................................................            319          (5,192)
    Other ...............................................................           (641)         (1,688)
                                                                              ----------      ----------
       Total cash provided by operating activities ......................        106,275          91,824
Investing activities:
  Increase in restricted cash investments ...............................                            206
  Investment in multi-client library ....................................       (102,040)        (95,010)
  Purchase of property and equipment ....................................        (51,605)        (35,889)
  Sale of property and equipment ........................................          3,304           2,409
                                                                              ----------      ----------
       Total cash used by investing activities ..........................       (150,341)       (128,284)
Financing activities:
  Payments of long-term debt ............................................                            (42)
  Net proceeds from sale of common stock ................................          1,259          89,690
                                                                              ----------      ----------
       Total cash provided by financing activities ......................          1,259          89,648
  Currency loss on foreign cash .........................................           (297)             20
                                                                              ----------      ----------
  Change in cash and cash equivalents ...................................        (43,104)         53,208
  Beginning cash and cash equivalents balance ...........................         69,218          43,154
                                                                              ----------      ----------
  Ending cash and cash equivalents balance ..............................     $   26,114      $   96,362
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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 141 upon its issuance, and we adopted SFAS No. 142 as of August 1, 2001. The main effect of SFAS No. 141 is to require purchase accounting to be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No.16. SFAS No. 142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No.17. This statement requires us to discontinue amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. We completed our initial evaluation of goodwill in January 2002 and found no impairment.

In August 2001, the Financial Accounting Standards Board issued SFAS No.143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value or fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

2. MERGER COSTS

On November 26, 2001, Petroleum Geo-Services ASA, a Norwegian public limited liability company ("PGS"), Veritas DGC Inc., a Delaware corporation ("Veritas"), Venus I, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Veritas ("Caymanco"), Venus Holdco Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Caymanco ("Veritas Holdco"), and Venus Mergerco Inc., a Delaware corporation and a direct, wholly owned subsidiary of Veritas Holdco ("Veritas Merger Sub"), entered into an Agreement and Plan of Merger and Exchange Agreement (the "Agreement"), whereby, subject to the conditions stated therein, (i) Caymanco will make an offer (the "Exchange Offer") to issue ordinary shares, par value $0.01 per share, of Caymanco ("Caymanco Shares") in exchange for the issued and outstanding ordinary shares, nominal value NOK 5 per share, of PGS ("PGS Shares") and all issued and outstanding American Depositary Shares representing such PGS Shares ("PGS ADSs"), at an exchange ratio of 0.47 Caymanco Shares for each PGS Share and each PGS ADS; and (ii) immediately following the closing of the Exchange Offer, Veritas Merger Sub will be merged with and into Veritas (the "Merger" and, together with the Exchange Offer, the "Combination"), pursuant to which shares of common stock, par value $0.01 per share, of Veritas ("Veritas Common Stock") will be converted into Caymanco Shares on a one-for-one basis and certain shares that are exchangeable for shares of Veritas Common Stock will become exchangeable for Caymanco Shares. Upon closing of the Combination, which is expected to occur before the end of fiscal 2002, PGS and Veritas would become subsidiaries of Caymanco. Under the terms of the agreement, PGS shareholders would hold approximately 60% of the shares to be issued by Caymanco, and Veritas shareholders would hold approximately 40% of such shares.

During the current quarter we spent $2.8 million on merger related items, including investment banking, legal and accounting services. As the acquired company, for accounting purposes, we are required to expense these fees as incurred.


3. ARGENTINA DEVALUATION AND SHUTDOWN COSTS

On January 4th, 2002, Argentina devalued its currency, ending a ten-year period of parity with the U.S. dollar. At the same time, the Argentine government instituted sweeping law changes, including outlawing pricing linked to outside currencies and changing significant amounts of dollar-denominated consumer debt into peso-denominated debt on a 1-to-1-basis.

The law effecting dollar-denominated pricing affected us negatively, as we previously had very little financial exposure to the peso due to our contracting methods. This change put all of our accounts receivable in Argentina at risk during the period of devaluation, resulting in a $1.4 million loss. Our customers are similarly affected, as their sales of oil on account are being repaid with dollar equivalent pesos, now worth approximately half that amount.

The Argentine banking law is also affecting us indirectly. Denominating consumer debt into pesos means that banks will be severely damaged as their loan portfolios decline precipitously in value. The Argentine government is proposing a 25% tax on oil production as a means to generate funds with which to repay the banks for this imposition. In response to this tax, and the general economic conditions in Argentina, our customers have significantly curtailed operations in this country. This led to our decision to shutdown our seismic acquisition business, resulting in the severance of most of our employees and redeployment of our equipment. The severance and redeployment costs are estimated to be $0.9 million and have also been included in the operating expense section of our income statement.


4. OTHER INCOME-NET

Other income-net consists of the following:


                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JANUARY 31,                 JANUARY 31,
                                                         ----------------------      ----------------------
                                                           2002          2001          2002          2001
                                                         --------      --------      --------      --------
                                                                           (IN THOUSANDS)
Interest income ....................................     $   (271)     $ (1,634)     $ (1,120)     $ (2,635)
Net gain on disposition of property and equipment ..          (53)         (320)       (1,694)       (1,053)
Net gain on sale of Air-Jac subsidiary .............         (658)
Net foreign currency exchange gain .................         (320)         (573)          (88)         (359)
(Gain)/loss from unconsolidated joint venture ......           (6)         (119)           54          (108)
Other ..............................................          (16)            9           609             2
                                                         --------      --------      --------      --------
         Total .....................................     $ (1,324)     $ (2,637)     $ (2,239)     $ (4,153)
                                                         ========      ========      ========      ========

The $1.4 million currency loss in Argentina in 2002 has been excluded from "Other income" and is included in the "Argentina devaluation and shutdown costs" line of the income statement. See note 3 of the Notes to Consolidated Financial Statements.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)


5.    EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:


                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JANUARY 31,               JANUARY 31,
                                                                           ---------------------     ---------------------
                                                                             2002         2001         2002         2001
                                                                           --------     --------     --------     --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income ...........................................................     $  7,677     $  7,220     $ 15,322     $ 12,228
                                                                           ========     ========     ========     ========
Basic:
  Weighted average common shares (including exchangeable shares) .....       32,378       30,479       32,349       29,153
                                                                           ========     ========     ========     ========
  Net income per share ...............................................     $    .24     $    .24     $    .47     $    .42
                                                                           ========     ========     ========     ========

Diluted:
  Weighted average common shares (including exchangeable shares) .....       32,378       30,479       32,349       29,153
  Shares issuable from assumed conversion of options .................          203          793          173          808
                                                                           --------     --------     --------     --------
          Total ......................................................       32,581       31,272       32,522       29,961
                                                                           ========     ========     ========     ========
  Net income per share ...............................................     $    .24     $    .23     $    .47     $    .41
                                                                           ========     ========     ========     ========


The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercises prices exceed the average market price of the underlying common shares.

                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                      JANUARY 31,                               JANUARY 31,
                                      ----------------------------------------    ----------------------------------------
                                             2002                  2001                 2002                  2001
                                      -------------------    -----------------    ------------------   -------------------
    Number of options...............            1,391,050               61,173             1,431,975               104,028
    Exercise price range............   $16.3125 - $55.125     $28.75 - $55.125     $15.625 - $55.125    $27.8125 - $55.125
    Expiring through................           March 2011          August 2008            March 2011           August 2008


6. UNREALIZED LOSS ON INVESTMENTS -- AVAILABLE FOR SALE

In April 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long-term note receivable bearing 18% interest. Effective October 15, 2000, the note bears interest at 9 3/4%. Interest is paid in Miller common stock warrants, with an exercise price of $0.01 per share, in advance, at six-month intervals.

                                            JANUARY 31, 2002                             JULY 31, 2001
                                 ---------------------------------------   ------------------------------------------
                                  COST      UNREALIZED         FAIR           COST         UNREALIZED         FAIR
                                  BASIS     (LOSS)/GAIN        VALUE          BASIS        (LOSS)/GAIN       VALUE
                                 --------   ------------    ------------   ------------   --------------    ---------
                                                                   (IN THOUSANDS)
Miller stock and warrants         1,501         (744)            757           1,501           (14)           1,487

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)


7. GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 142 as of August 1, 2001. SFAS No. 142 defines the accounting treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. The following is the proforma effect of implementing SFAS No. 142.


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JANUARY 31,                   JANUARY 31,
                                             -------------------------     -------------------------
                                                2002           2001           2002           2001
                                             ----------     ----------     ----------     ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income ....................     $    7,677     $    7,220     $   15,322     $   12,228

Goodwill amortization (net of tax) .....                           520                           869
                                             ----------     ----------     ----------     ----------
Adjusted net income ....................     $    7,677     $    7,740     $   15,322     $   13,097
                                             ==========     ==========     ==========     ==========

Earnings per share:
  Basic:
    Reported net income per share ......     $      .24     $      .24     $      .47     $      .42
    Goodwill amortization per share ....                           .02                           .03
                                             ----------     ----------     ----------     ----------
    Adjusted net income per share ......     $      .24     $      .26     $      .47     $      .45
                                             ==========     ==========     ==========     ==========

  Diluted:
    Reported net income per share ......     $      .24     $      .23     $      .47     $      .41
    Goodwill amortization per  share ...                           .02                           .03
                                             ----------     ----------     ----------     ----------
    Adjusted net income per share ......     $      .24     $      .25     $      .47     $      .44
                                             ==========     ==========     ==========     ==========

8.    HEDGE TRANSACTION

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

                                     JANUARY 31, 2002                    JULY 31, 2001
                           ----------------------------------   ---------------------------------
                            FORWARD   UNREALIZED                FORWARD   UNREALIZED
                             VALUE       LOSS      FAIR VALUE    VALUE        LOSS     FAIR VALUE
                           ---------  ----------   ----------   -------   ----------   ----------
                                                          (IN THOUSANDS)
      Forward contracts     $ 7,335    $  (398)     $ 6,937     $ 9,183    $  (421)      $ 8,762

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)


9.    SEGMENT INFORMATION

We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below.


                                                          THREE MONTHS ENDED              THREE MONTHS ENDED
                                                           JANUARY 31, 2002                JANUARY 31, 2001
                                                     -----------------------------  -----------------------------
                                                     SEGMENTS  CORPORATE   TOTAL    SEGMENTS  CORPORATE   TOTAL
                                                     --------  ---------  --------  --------  ---------  --------
                                                                          (IN THOUSANDS)
  Revenues.......................................... $119,623             $119,623  $134,415             $134,415
  Operating income..................................   25,258  $ (10,489)   14,769    23,444  $  (9,032)   14,412
  Income (loss) before provision for income taxes...   26,385    (13,836)   12,549    22,165     (8,658)   13,507


                                                           SIX MONTHS ENDED               SIX MONTHS ENDED
                                                           JANUARY 31, 2002               JANUARY 31, 2001
                                                     -----------------------------  -----------------------------
                                                     SEGMENTS  CORPORATE   TOTAL    SEGMENTS  CORPORATE   TOTAL
                                                     --------  ---------  --------  --------  ---------  --------
                                                                          (IN THOUSANDS)
  Revenues.........................................  $241,001             $241,001  $245,714             $245,714
  Operating income.................................    48,071  $ (18,175)   29,896    41,386  $ (16,620)   24,766
  Income (loss) before provision for income taxes..    49,896    (24,840)   25,056    41,490    (19,629)   21,861

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

OUTLOOK

We have enjoyed a strong quarter in an environment of fairly weak commodity prices and general economic concerns. We expect that exploration spending will be reduced in 2002 but do not foresee large reductions in seismic spending, as the levels of spending have been fairly modest over recent quarters. While multi-client revenue is difficult to forecast, we expect this portion of our business to remain strong for the remainder of the fiscal year. We are seeing weakness in the land contract market in the Western Hemisphere, particularly in the lower 48 United States and in Argentina, where recent economic problems have disrupted the entire oil industry. However, we enjoy a strong relationship with land acquisition customers in Canada who are currently remaining active and we have a large project beginning in Peru in June. We have seen marine contract pricing stabilize at a profitable level, although we are concerned that overcapacity still exists in this market. Finally, demand for high-end data processing is continuing to increase and we are well positioned to meet the demand with multi-client products already on the shelf and with capacity to perform contract services. Against this background, we are comfortable with previous earnings guidance of $1.00 to $1.20 per share for fiscal 2002. This estimate does not include the effects of any unusual charges; such as the ones we recorded this quarter related to our proposed merger and the Argentine situation, both described in more detail below.

On November 26, 2001, we entered into an Agreement and Plan of Merger and Exchange Agreement with Petroleum Geo-Services ASA (PGS). The proposed merger has passed all significant regulatory requirements. Upon closing, which is anticipated to occur before the end of fiscal 2002, Veritas DGC Inc. and Petroleum Geo-Services ASA would become subsidiaries of a new holding company incorporated in the Cayman Islands. See Note 2 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2001

Revenues. Revenues decreased by 11% overall. Multi-client revenues increased 10% due to increased licensing of Gulf of Mexico data and continued acquisition by both Veritas Vikings of the well-funded multi-client Brazil Cluster survey. The multi-client revenue increase was offset by the contract revenue decrease of 28% primarily due to declines in the land acquisition business. The decrease was caused, in part, by warmer than normal weather in Canada and Alaska which delayed the winter season. The economic and political situation in Argentina added to the shortfall, as our customers ceased their exploration activity in that country. As a result, we are suspending our land acquisition business in Argentina, severing most of our employees there and moving our equipment to other countries.

Operating Income. Operating income increased by 3%, from $14.4 million to $14.8 million, however, the current quarter income includes unusual charges of $2.8 million for costs related to our proposed merger with PGS and $2.4 million for Argentine costs including foreign exchange losses, severance and equipment relocation. The foreign exchange component of the unusual charge occurred due to a change in Argentine law outlawing the use of dollar denominated contracts, even if the contracts were executed before the change in law. Before this law changed, we had little exposure to the Argentine peso devaluation. Excluding these unusual charges, the operating income was $19.9 million, or a 38% increase. Cost of services as a percentage of revenue decreased from 70% to 62% due to slightly improved contract margins and improved revenue mix, with multi-client revenues representing 56% of total revenue compared with 45% in the prior year.

Other income-net. Other income-net decreased by $1.3 million, from $2.6 million to $1.3 million. This decrease is primarily due to the decrease in interest income by $1.4 million as a result of lower cash balances and lower interest rates. In addition, currency gains decreased from $0.6 million to $0.3 million. A $0.7 million gain in the current year from the sale of our transition zone shot-hole drilling business, Air-Jac Drilling, partially offset the lower interest income and foreign exchange gains.

Provision for income taxes. The effective income tax rate decreased from 47% to 39%. This change is due to fewer unbenefitted losses in non-U.S. entities in the current year, an addition to the effective tax rate in the prior year as a result of the inability to utilize foreign taxes as credits against U.S. profits, and the cessation of goodwill amortization which is generally not tax deductible.

SIX MONTHS ENDED JANUARY 31, 2002 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
2001

Revenues. Revenues decreased 2% with the drop occurring equally in multi-client and contract revenue. The strong year over year increase in the contract land business seen in the first quarter of this year has been offset for the six-month period by the U.S. and Argentine problems of the current quarter. The multi-client business has shown the opposite trend; softness in the first quarter was followed by strong sales and high activity on well-funded surveys in the current quarter.

Operating Income. Operating income increased 21%, from $24.8 million to $29.9 million. Without the unusual charge of $5.1 million related to the merger and Argentina, the increase would be 41%. The largest contributor to this increase were improved contract margins in the current year due to a focus on higher margin work.

Other income-net. Other income-net decreased by $2.0 million primarily due to a $1.5 million decrease in interest income as a result of lower cash balances and lower interest rates. Currency gains decreased from $0.4 million to $0.1 million. In addition, gain on the sale of fixed assets decreased by $0.7 million. A net $0.6 million gain in the current year from the sale of our transition zone shot-hole drilling business, Air-Jac Drilling, partially offset the interest income and foreign exchange reductions.

Provision for income taxes. Income taxes increased from $9.6 million to $9.7 million as a result of our higher earnings in the current year. The decrease in the effective income tax rate from 44% to 39% is due to fewer unbenefitted losses in non-U.S. entities in the current year, an addition to the effective tax rate in the prior year as a result of the inability to utilize foreign taxes as credits against U.S. profits, and the cessation of goodwill amortization which is generally not tax deductible.


LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2002.

Net cash provided by operating activities increased from $91.8 million in the first six months of 2001 to $106.3 million in 2002. Major components of this change were a $3.1 million increase in net income and an $18.4 million favorable change in operating assets and liabilities. Net cash used by investing activities increased from $128.3 million in the first six months of 2001 to $150.4 million in 2002 due to higher capital spending and investments in multi-client library. We require significant amounts of working capital to support our operations and fund our research and development program. We are forecasting capital expenditures for fiscal 2002 of approximately $100 million, which includes expenditures of approximately $60 million to expand or upgrade our marine fleet. We are also forecasting approximately $200 million in gross spending on our multi-client data library.

We will require substantial cash flow to continue our investment in our multi-client data library, complete our capital expenditure and research and development programs and meet our principal and interest obligations with respect to outstanding indebtedness. While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of exploration spending and, ultimately, underlying commodity prices.

Net cash provided by financing activities decreased from $89.6 million in the first six months of 2001 to $1.3 million in 2002. The prior year includes proceeds from a common stock offering of $82.4 million. As of January 31, 2002, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing the holders to require our redemption of the notes under certain conditions. We also have a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80.0 million and non-U.S. advances up to $20 million. Advances bear interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins are based on either certain of our financial ratios or our credit rating. At January 31, 2002 the LIBOR margin was 1.25% and the prime rate margin was 0%. As of January 31, 2002, there were no outstanding advances under the credit facility, but $4.0 million of the credit facility was utilized for letters of credit, leaving $96.0 million available for borrowings.

OTHER

Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carry-forwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carry-forwards existing at the date of the quasi-reorganization is subject to certain limitations. For the six months ended January 31, 2002, we recognized $1.4 million related to these benefits.

We receive some account receivable payments in foreign currency. We currently do not conduct a hedging program for accounts receivable because we do not consider our current exposure to foreign currency fluctuations to be significant. We have hedged certain future charter payments to be made in a foreign currency.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 141 upon its issuance, and we adopted SFAS No. 142 as of August 1, 2001. The main effect of SFAS No. 141 is to require purchase accounting to be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No.16. SFAS No. 142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No.17. This statement requires us to discontinue amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. We have completed our initial evaluation of goodwill in January 2002 and found no impairment.

In August 2001, the Financial Accounting Standards Board issued SFAS No.143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value or fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At January 31, 2002, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at January 31, 2002 in U.S. dollars is $6.9 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 2001 at the Annual Meeting of Stockholders, the stockholders voted to amend and restate Veritas' 1997 Employee Stock Purchase Plan to increase the number of shares available for purchase by 500,000, bringing the total number of shares reserved under the plan to 1,000,000. Votes were cast in the following numbers: 25,250,018 in favor, 873,467 against and 13,649 abstaining.

The stockholders also voted, as follows, to elect eight directors of Veritas DGC Inc.

       Name              Votes For    Votes Withheld
----------------------  ------------  --------------
Clayton P. Cormier       26,007,115       130,519

Lawrence C. Fichtner     26,010,103       127,531

James R. Gibbs           26,007,803       129,831

Stephen J. Gilbert       17,939,391     8,198,243

Stephen J. Ludlow        26,007,240       130,394

Brian F. MacNeill        26,009,853       127,781

Jan Rask                 26,008,203       129,431

David B. Robson          21,063,296     5,074,338


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) EXHIBITS FILES WITH THIS REPORT:

       EXHIBIT
         NO.                                 DESCRIPTION
       -------                               -----------
         2-A      --  Agreement and Plan of Merger and Exchange Agreement dated
                      November 26, 2001, among Petroleum Geo-Services ASA,
                      Veritas DGC Inc., Venus I, Venus Holdco Inc. and Venus
                      Mergerco Inc. (Exhibit 2.1 to Veritas DGC Inc.'s Current
                      Report on Form 8-K filed November 28, 2001 is incorporated herein by reference.)

         3-A      --  Restated Certificate of Incorporation with amendments Of
                      Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to
                      Veritas DGC Inc.'s Current Report on Form 8-K filed
                      September 16, 1996 is incorporated herein by reference.)

         3-B      --  Certificate of Ownership and Merger of New Digicon Inc.
                      And Digicon Inc. (Exhibit 3-B to Digicon Inc.'s
                      Registration Statement No. 33-43873 dated November 12,
                      1991 Is incorporated herein by reference.)

         3-C      --  Certificate of Amendment to Restated Certificate of
                      Incorporation of Veritas DGC Inc. dated September 30,
                      1999. (Exhibit 3-D to Veritas DGC Inc.'s For 10-K for the
                      year ended July 31, 1999 is incorporated herein by
                      reference.)

         3-D      --  By-laws of Veritas DGC Inc. as amended and restated March
                      7, 2000 (Exhibit 3-E to Veritas DGC Inc.'s Form 10-Q for
                      the quarter ended January 31, 2000 is incorporated herein
                      by reference)

         4-A      --  Specimen certificate for Senior Notes (Series A).
                      (Included as part of Section 2.2 of Exhibit 4-B to Veritas
                      DGC Inc.'s Registration Statement No. 333-12481 dated
                      September 20, 1996 is incorporated herein by reference.)

         4-B      --  Form of Trust Indenture relating to the 93/4% Senior Notes due 2003 of Veritas DGC Inc. between Veritas DGC Inc. and
                      Fleet National Bank, as trustee. (Exhibit 4-B to Veritas
                      DGC Inc.'s Registration Statement No. 333-12481 dated
                      September 20, 1996 is incorporated herein by reference.)

         4-C      --  Specimen Veritas DGC Inc. Common Stock certificate.
                      (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year
                      ended July 31, 1996 is incorporated herein by reference.)

         4-D      --  Rights Agreement between Veritas DGC Inc. and ChaseMellon
                      Shareholder Services, L.L.C. dated as of May 15, 1997.
                      (Exhibit 4.1 to Veritas DGC Inc.'s Report on Form 8-K
                      filed May 27, 1997 is incorporated herein by reference.)

         4-E      --  Form of Restricted Stock Grant Agreement. (Exhibit 4.8 to
                      Veritas DGC Inc.'s Registration Statement No. 333-48953
                      dated March 31, 1998 is incorporated herein by reference.)

         4-F      --  Restricted Stock Plan as amended and restated March 7,
                      2000. (Exhibit 4-F to Veritas DGC Inc.'s Form 10-Q for the
                      quarter ended April 30, 2000 is incorporated herein by
                      reference.)

         4-G      --  Key Contributor Incentive Plan as amended and restated
                      March 9, 1999. (Exhibit 4.9 to Veritas DGC Inc.'s
                      Registration Statement No. 333-74305 dated March 12, 1999
                      is incorporated herein by reference.)

         4-H      --  Specimen for Senior Notes (Series C). (Exhibit 4-K to
                      Veritas DGC Inc.'s Form 10-Q for the quarter ended January
                      31, 1999 is incorporated herein by reference.)

         4-I      --  Indenture relating to the 9 3/4% Senior Notes due 2003,
                      Series B and Series C of Veritas DGC Inc. between Veritas
                      DGC Inc. and State Street Bank and Trust Company dated
                      October 28, 1998. (Exhibit 4.3 to Veritas DGC Inc.'s
                      Current Report on Form 8-K dated November 12, 1998 is
                      incorporated herein by reference.)

         4-J      --  Employee Stock Purchase Plan (As Amended and Restated
                      December 11, 2001) (Exhibit 4.1 to Veritas DGC Inc.'s Form
                      S-8 dated February 26, 2002 is incorporated herein by
                      reference.)

        10-A      --  Amended and Restated Employment Agreement between Veritas
                      DGC Inc. and Matthew D. Fitzgerald. (Exhibit 10-A to
                      Veritas DGC, Inc.'s Form 10-Q for the quarter ended
                      October 31, 2001 is incorporated herein by reference.)

        10-B      --  Amendment No. 1 to Amended and Restated Employment
                      Agreement between Veritas DGC Inc. and Matthew D.
                      Fitzgerald. (Exhibit 10-B to Veritas DGC, Inc.'s Form 10-Q
                      for the quarter ended October 31, 2001 is incorporated
                      herein by reference.)

        10-C      --  Amended and Restated Employment Agreement between Veritas
                      DGC Inc. and Stephen J. Ludlow. (Exhibit 10-C to Veritas
                      DGC, Inc.'s Form 10-Q for the quarter ended October 31,
                      2001 is incorporated herein by reference.)

        10-D      --  Amendment No. 1 to Amended and Restated Employment
                      Agreement between Veritas DGC Inc. and Stephen J. Ludlow.
                      (Exhibit 10-D to Veritas DGC, Inc.'s Form 10-Q for the
                      quarter ended October 31, 2001 is incorporated herein by
                      reference.)

        10-E      --  Amended and Restated Employment Agreement between Veritas
                      DGC Inc. and David B. Robson. (Exhibit 10-E to

                      Veritas DGC, Inc.'s Form 10-Q for the quarter ended
                      October 31, 2001 is incorporated herein by reference.)

        10-F      --  Amendment No. 1 to Amended and Restated Employment
                      Agreement between Veritas DGC Inc. and David B. Robson.
                      (Exhibit 10-F to Veritas DGC, Inc.'s Form 10-Q for the
                      quarter ended October 31, 2001 is incorporated herein by
                      reference.)

        10-G      --  Amended and Restated Employment Agreement between Veritas
                      DGC Inc. and Anthony Tripodo. (Exhibit 10-G to Veritas
                      DGC, Inc.'s Form 10-Q for the quarter ended October 31,
                      2001 is incorporated herein by reference.)

        10-H      --  Amendment No. 1 to Amended and Restated Employment
                      Agreement between Veritas DGC Inc. and Anthony Tripodo.
                      (Exhibit 10-H to Veritas DGC, Inc.'s Form 10-Q for the
                      quarter ended October 31, 2001 is incorporated herein by
                      reference.)

        10-I      --  Amended and Restated Employment Agreement between Veritas
                      DGC Inc. and Rene M.J. VandenBrand. (Exhibit 10-I to
                      Veritas DGC, Inc.'s Form 10-Q for the quarter ended
                      October 31, 2001 is incorporated herein by reference.)

        10-J      --  Amendment No. 1 to Amended and Restated Employment
                      Agreement between Veritas DGC Inc. and Rene M.J.
                      VandenBrand. (Exhibit 10-J to Veritas DGC, Inc.'s Form
                      10-Q for the quarter ended October 31, 2001 is
                      incorporated herein by reference.)

        10-K      --  Amended and Restated Employment Agreement between Veritas
                      DGC Inc. and Timothy L. Wells. (Exhibit 10-K to Veritas
                      DGC, Inc.'s Form 10-Q for the quarter ended October 31,
                      2001 is incorporated herein by reference.)

        10-L      --  Amendment No. 1 to Amended and Restated Employment
                      Agreement between Veritas DGC Inc. and Timothy L. Wells.
                      (Exhibit 10-L to Veritas DGC, Inc.'s Form 10-Q for the
                      quarter ended October 31, 2001 is incorporated herein by
                      reference.)

        10-M      --  Employment Agreement between Veritas DGC Inc. and Larry L.
                      Worden. (Exhibit 10-M to Veritas DGC, Inc.'s Form 10-Q for
                      the quarter ended October 31, 2001 is incorporated herein
                      by reference.)

        10-N      --  Amendment No. 1 to Employment Agreement between Veritas
                      DGC Inc. and Larry L. Worden. (Exhibit 10-N to Veritas
                      DGC, Inc.'s Form 10-Q for the quarter ended October 31,
                      2001 is incorporated herein by reference.)


     b) REPORTS ON FORM 8-K

      On November 28, 2001 we filed a Form 8-K regarding the proposed combination of Veritas DGC Inc. and Petroleum Geo-Services ASA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2002.

                   VERITAS DGC INC.

                   By: /s/ David B. Robson
                      ---------------------------------------------------
                       DAVID B. ROBSON
                       Chairman of the Board and Chief Executive Officer



                       /s/ Matthew D. Fitzgerald
                      ---------------------------------------------------
                       MATTHEW D. FITZGERALD
                       Executive Vice President, Chief Financial Officer and Treasurer