Form 10-Q
period 2002-04-30
VERITAS DGC INC
filed 2002-06-13
CIK 28866

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
 (MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

     The number of shares of the Company's common stock, $.01 par value, outstanding at May 31, 2002 was 32,540,037 (including 1,446,641 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).


================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                      INDEX



                                                                                     Page Number
                                                                                     -----------

PART I.  Financial Information

         Item 1. Financial Statements

            Consolidated Statements of Income and Comprehensive Income -
              For the Three and Nine Months Ended April 30, 2002 and 2001                  1

            Consolidated Balance Sheets - April 30, 2002 and July 31, 2001                 2

            Consolidated Statements of Cash Flows -
              For the Nine Months Ended April 30, 2002 and 2001                            3

            Notes to Consolidated Financial Statements                                     4

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                          9

         Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk           12


PART II. Other Information


         Item 6. Exhibits and Reports on Form 8-K                                         12

         Signatures                                                                       15

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              APRIL 30,                     APRIL 30,
                                                                      ------------------------      ------------------------
                                                                        2002           2001            2002          2001
                                                                      ---------      ---------      ---------      ---------
                                                                              (In thousands, except per share amounts)
Revenues ........................................................     $ 109,267      $ 126,617      $ 350,268      $ 372,331
Costs and expenses:
  Cost of services ..............................................        67,624         84,401        221,981        254,997
  Research and development ......................................         2,846          2,701          8,381          7,374
  Depreciation and amortization .................................        17,458         17,128         51,499         50,458
  Selling, general and administrative ...........................         5,854          7,026         17,886         19,375
  Merger costs ..................................................         1,658                         4,416
  Argentina devaluation and shutdown costs ......................        (1,324)                        1,058
                                                                      ---------      ---------      ---------      ---------
Operating income ................................................        15,151         15,361         45,047         40,127
Interest expense ................................................         2,771          3,483          9,850         10,541
Other income-net ................................................          (103)        (1,468)        (2,342)        (5,621)
                                                                      ---------      ---------      ---------      ---------
Income before provision for income taxes ........................        12,483         13,346         37,539         35,207
Provision for income taxes ......................................         4,438          4,962         14,172         14,595
                                                                      ---------      ---------      ---------      ---------
Net income ......................................................     $   8,045      $   8,384      $  23,367      $  20,612
                                                                      =========      =========      =========      =========

Other comprehensive income (net of tax , $0 in all periods):
  Net income ....................................................     $   8,045      $   8,384      $  23,367      $  20,612
  Foreign currency translation adjustments ......................         2,557         (2,438)        (1,742)        (3,950)
  Unrealized gain (loss) on investments-available for sale ......          (219)        (1,767)          (949)         1,534
  Unrealized gain (loss) on foreign currency hedge ..............           212           (488)           235           (488)
                                                                      ---------      ---------      ---------      ---------
Total comprehensive income ......................................     $  10,595      $   3,691      $  20,911      $  17,708
                                                                      =========      =========      =========      =========
PER SHARE:
BASIC:
  Net income per common share ...................................     $     .25      $     .26      $     .72      $     .68
                                                                      =========      =========      =========      =========
  Weighted average common shares ................................        32,446         31,860         32,381         30,174
                                                                      =========      =========      =========      =========
DILUTED:
  Net income per common share ...................................     $     .25      $     .26      $     .72      $     .67
                                                                      =========      =========      =========      =========
  Weighted average common shares ................................        32,639         32,627         32,561         30,981
                                                                      =========      =========      =========      =========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                                     APRIL 30,       JULY 31,
                                                                                                       2002           2001
                                                                                                     ---------      ---------
                                                                                                     Unaudited
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................................     $  24,852      $  69,218
  Accounts and notes receivable (net of allowance for doubtful accounts:
   April $1,122;  July $709) ...................................................................       119,366        140,761
  Materials and supplies inventory .............................................................         9,409         10,062
  Prepayments and other ........................................................................        12,873         11,817
  Income taxes receivable ......................................................................           375          5,017
  Investments -- available for sale ............................................................           538          1,487
                                                                                                     ---------      ---------
      Total current assets .....................................................................       167,413        238,362
Property and equipment .........................................................................       529,207        474,345
Less accumulated depreciation ..................................................................       336,206        300,410
                                                                                                     ---------      ---------
      Property and equipment -- net ............................................................       193,001        173,935
Multi-client data library ......................................................................       368,169        310,610
Investment in and advances to joint ventures ...................................................         2,628          2,354
Goodwill (net of accumulated amortization: April $6,827; July $6,844) ..........................        34,429         34,514
Deferred tax asset .............................................................................        17,086         15,031
Long term notes receivable (net of allowance: April $996; July 0) ..............................         3,021          4,017
Other assets ...................................................................................        15,275         18,129
                                                                                                     ---------      ---------
      Total ....................................................................................     $ 801,022      $ 796,952
                                                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade ....................................................................     $  38,688      $  60,631
  Accrued interest .............................................................................           548          3,952
  Other accrued liabilities ....................................................................        49,187         45,261
                                                                                                     ---------      ---------
      Total current liabilities ................................................................        88,423        109,844
Non-current liabilities:
  Long-term debt ...............................................................................       135,000        135,000
  Deferred tax liability .......................................................................         6,128          6,144
  Other non-current liabilities ................................................................         4,666          4,501
                                                                                                     ---------      ---------
      Total non-current liabilities ............................................................       145,794        145,645
Stockholders' equity:
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 31,123,358 shares at
   April and 30,920,550 shares at July (excluding Exchangeable Shares of 1,449,141 at April and
   1,484,948 at July) ..........................................................................           311            309
  Additional paid-in capital ...................................................................       411,791        407,442
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) ......................       166,958        143,591
  Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment ..........................................        (8,718)        (6,976)
   Unrealized loss on investments -- available for sale ........................................          (963)           (14)
   Unrealized loss on foreign currency hedge ...................................................          (186)          (421)
Unearned compensation ..........................................................................        (1,010)        (1,297)
Treasury stock, at cost; 74,614 shares at April and 65,296 at July .............................        (1,378)        (1,171)
                                                                                                     ---------      ---------
      Total stockholders' equity ...............................................................       566,805        541,463
                                                                                                     ---------      ---------
      Total ....................................................................................     $ 801,022      $ 796,952
                                                                                                     =========      =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                      APRIL 30,
                                                                             ----------      ----------
                                                                                2002            2001
                                                                             ----------      ----------
                                                                                   (IN THOUSANDS)
Operating activities:
  Net income ...........................................................     $   23,367      $   20,612
  Non-cash items included in net income:
    Depreciation and amortization (other than multi-client) ............         51,499          50,458
    Amortization of multi-client library ...............................         89,567          97,661
    Gain on disposition of property and equipment ......................         (1,655)         (1,049)
    Equity in loss of 50% or less-owned companies and joint ventures ...           (267)             19
    Deferred taxes .....................................................            170            (386)
    Amortization of unearned compensation ..............................            517             531
  Change in operating assets/liabilities:
    Accounts and notes receivable ......................................         20,541         (33,453)
    Materials and supplies inventory ...................................            648             402
    Prepayments and other ..............................................         (1,066)         (4,565)
    Income tax receivable ..............................................          4,669
    Accounts payable and other accrued liabilities .....................        (21,238)          8,662
    Income taxes payable ...............................................                         13,087
    Other non-current liabilities ......................................            149             411
    Other assets .......................................................            922          (2,598)
    Other ..............................................................          1,721             (19)
                                                                             ----------      ----------
        Total cash provided by operating activities ....................        169,544         149,773
Investing activities:
  Increase in restricted cash investments ..............................                            206
  Investment in multi-client library ...................................       (148,210)       (142,025)
  Acquisitions, net of cash received ...................................                           (135)
  Sale of Brigham Exploration Company Stock ............................                          4,098
  Purchase of property and equipment ...................................        (72,060)        (58,830)
  Sale of property and equipment .......................................          4,489           3,741
                                                                             ----------      ----------
        Total cash used by investing activities ........................       (215,781)       (192,945)
Financing activities:
  Payments of long-term debt ...........................................                           (442)
  Net proceeds from sale of common stock ...............................          2,055          95,576
                                                                             ----------      ----------
        Total cash provided by financing activities ....................          2,055          95,134
  Currency loss on foreign cash ........................................           (184)           (376)
                                                                             ----------      ----------
  Change in cash and cash equivalents ..................................        (44,366)         51,586
  Beginning cash and cash equivalents balance ..........................         69,218          43,154
                                                                             ----------      ----------
  Ending cash and cash equivalents balance .............................     $   24,852      $   94,740
                                                                             ==========      ==========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. Investment in an 80% owned joint venture is accounted for on the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. All material intercompany balances and transactions have been eliminated. All material adjustments consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. These interim financial statements should be read in conjunction with our annual consolidated financial statements.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

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

Due to the inability of the parties to meet certain conditions to close, PGS and Veritas have entered into further negotiations and may arrive at an amended merger agreement, which would be subject to approval by the boards of each of the companies involved. There can be no assurance that such an amendment will be developed or approved.

During the nine months ended April 30, 2002, we spent $4.4 million on merger related items, including investment banking, legal and accounting services.


3. ARGENTINA DEVALUATION AND SHUTDOWN COSTS

On January 4th, 2002, Argentina devalued its currency, ending a ten-year period of parity with the U.S. dollar. At the same time, the Argentine government instituted sweeping law changes, including outlawing pricing linked to outside currencies and changing significant amounts of dollar-denominated consumer debt into peso-denominated debt on a 1-to-1- basis.

The law eliminating dollar-denominated pricing affected us negatively, as we previously had very little financial exposure to the peso due to our contracting methods. This change put all of our accounts receivable in Argentina at risk during the period of devaluation, resulting in a $0.1 million loss for the nine months ended April 30, 2002. For the current quarter we have recorded a gain of $1.3 million, which reflects recovery of certain receivables that were previously reserved due to their doubtful collection.

Our customers severely curtailed their operations in Argentina leading us to do the same, resulting in the severance of most of our employees and redeployment of our equipment. The severance and redeployment costs are estimated to be $0.9 million and have been included in the operating expense section of our income statement.

                       VERITAS DGC INC. AND SUBSIDIARIES

                                  (UNAUDITED)


4. OTHER INCOME-NET

Other income-net consists of the following:

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           APRIL 31,                       APRIL 30,
                                                                 --------------------------      --------------------------
                                                                    2002            2001            2002            2001
                                                                 ----------      ----------      ----------      ----------
                                                                                       (IN THOUSANDS)
Interest income ............................................     $     (169)     $  (1,424)      $  (1,289)     $   (4,059)
Net (gain) loss on disposition of property and equipment ...             38              4            (354)         (1,049)
Net gain on sale of Air-Jac division .......................                                          (658)
Net foreign currency exchange gain (loss) ..................            367           (141)            279            (500)
(Gain)/loss from unconsolidated joint venture ..............           (321)           127            (267)             19
Other ......................................................            (18)           (34)            (53)            (32)
                                                                 ----------      ---------       ---------      ----------
         Total .............................................     $     (103)     $  (1,468)      $  (2,342)     $   (5,621)
                                                                 ==========      =========       =========      ==========


5. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                APRIL 30,                    APRIL 30,
                                                                       -------------------------     -------------------------
                                                                          2002           2001           2002           2001
                                                                       ----------     ----------     ----------     ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income .......................................................     $    8,045     $    8,384     $   23,367     $   20,612
                                                                       ==========     ==========     ==========     ==========
Basic:
  Weighted average common shares (including exchangeable shares) .         32,446         31,860         32,381         30,174
                                                                       ==========     ==========     ==========     ==========
  Net income per share ...........................................     $      .25     $      .26     $      .72     $      .68
                                                                       ==========     ==========     ==========     ==========

Diluted:
  Weighted average common shares (including exchangeable shares) .         32,446         31,860         32,381         30,174
  Shares issuable from assumed conversion of options .............            193            767            180            807
                                                                       ----------     ----------     ----------     ----------
          Total ..................................................         32,639         32,627         32,561         30,981
                                                                       ==========     ==========     ==========     ==========
  Net income per share ...........................................     $      .25     $      .26     $      .72     $      .67
                                                                       ==========     ==========     ==========     ==========

The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceed the average market price of the underlying common shares.

                                                 THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                      APRIL 30,                                         APRIL 30,
                                     -------------------------------------------        ------------------------------------------
                                             2002                      2001                    2002                      2001
                                     ------------------         ----------------        -----------------         ----------------
Number of options ............                1,338,676                  404,840                1,341,626                  168,327
Exercise price range .........       $16.3125 - $55.125         $31.50 - $55.125        $15.625 - $55.125         $28.75 - $55.125
Expiring through .............               March 2011               March 2011                Mach 2011               March 2011

                       VERITAS DGC INC. AND SUBSIDIARIES

                                  (UNAUDITED)


6. UNREALIZED LOSS ON INVESTMENTS -- AVAILABLE FOR SALE

In April 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long-term note receivable bearing 18% interest. Effective October 15, 2000, the note bears interest at 9-3/4%. Interest is paid in Miller common stock warrants, with an exercise price of $0.01 per share, in advance, at six-month intervals.

                                             APRIL 30, 2002                              JULY 31, 2001
                                 ---------------------------------------   ------------------------------------------
                                  COST      UNREALIZED         FAIR           COST         UNREALIZED         FAIR
                                  BASIS     (LOSS)/GAIN        VALUE          BASIS        (LOSS)/GAIN        VALUE
                                 --------   ------------    ------------   ------------   --------------    ---------
                                                                   (IN THOUSANDS)
Miller stock and warrants          1,501         (963)          538          1,501              (14)          1,487


7. GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 142 as of August 1, 2001. SFAS No. 142 defines the accounting treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. The following is the pro forma effect of implementing SFAS No. 142.

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      APRIL 30,                     APRIL 30,
                                             -------------------------     -------------------------
                                                2002           2001           2002           2001
                                             ----------     ----------     ----------     ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income ....................     $    8,045     $    8,384     $   23,367     $   20,612
Goodwill amortization ..................                           521                         1,390
                                             ----------     ----------     ----------     ----------
Adjusted net income ....................     $    8,045     $    8,905     $   23,367     $   22,002
                                             ==========     ==========     ==========     ==========
Earnings per share:
  Basic:
    Reported net income per share ......     $      .25     $      .26     $      .72     $      .68
    Goodwill amortization per share ....                           .02                           .05
                                             ----------     ----------     ----------     ----------
    Adjusted net income per share ......     $      .25     $      .28     $      .72     $      .73
                                             ==========     ==========     ==========     ==========
  Diluted:
    Reported net income per share ......     $      .25     $      .26     $      .72     $      .67
    Goodwill amortization per  share ...                           .02                           .04
                                             ----------     ----------     ----------     ----------
    Adjusted net income per share ......     $      .25          .$.28     $      .72     $      .71
                                             ==========     ==========     ==========     ==========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                  (UNAUDITED)


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

                                  APRIL 30, 2002                               JULY 31, 2001
                     ----------------------------------------   ------------------------------------------
                        FORWARD       UNREALIZED                   FORWARD       UNREALIZED
                         VALUE           LOSS      FAIR VALUE       VALUE           LOSS        FAIR VALUE
                     ------------    -----------   ----------   -------------    -----------   -----------
                                                        (IN THOUSANDS)

Forward contracts    $    7,018      $ (186)       $   6,832    $    9,183         $ (421)     $    8,762


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


                                                           THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                              APRIL 30, 2002                            APRIL 30, 2001
                                                 --------------------------------------     --------------------------------------
                                                 SEGMENTS      CORPORATE        TOTAL       SEGMENTS     CORPORATE         TOTAL
                                                 ---------     ---------      ---------     ---------    ---------       ---------
                                                                                  (IN THOUSANDS)
Revenues ...................................     $ 109,267                    $ 109,267     $ 126,617                    $ 126,617
Operating income (loss) ....................        24,663     $  (9,512)        15,151        24,453     $  (9,092)        15,361
Income (loss) before provision for
  income taxes..............................        24,686       (12,203)        12,483        24,164       (10,818)        13,346


                                                            NINE MONTHS ENDED                         NINE MONTHS ENDED
                                                              APRIL 30, 2002                            APRIL 30, 2001
                                                 --------------------------------------     --------------------------------------
                                                 SEGMENTS      CORPORATE        TOTAL       SEGMENTS     CORPORATE         TOTAL
                                                 ---------     ---------      ---------     ---------    ---------       ---------
                                                                                  (IN THOUSANDS)
Revenues ...................................     $ 350,268             x      $ 350,268     $ 372,331                    $ 372,331
Operating income (loss) ....................        72,734     $ (27,687)        45,047        65,839     $ (25,712)        40,127
Income (loss) before provision for
  income taxes .............................        74,582       (37,043)        37,539        65,654       (30,447)        35,207

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

GENERAL

We have enjoyed a reasonable quarter in an uncertain environment. While commodity prices have strengthened on tensions in the Middle East, overall economic uncertainty seems to be reducing confidence in the sustainability of those prices. Oil company mergers continue unabated and we believe these are having a short to medium term negative impact on the exploration sector. The general expectation that oil and gas companies will spend less in 2002 on exploration and development activities is still likely to be true.

In the multi-client side of the business, we continue to see excellent results in the Gulf of Mexico and onshore Canada. Other areas, especially the land U.S. market, have been slow despite relatively strong commodity prices. In the contract side of the business, we are seeing some signs of improvement but we continue to see contract work won at substantially below what we consider to be sustainable pricing in certain markets. We are concerned that the current over-capacity in the industry will limit recovery in this area.

Our earnings estimate for fiscal year 2002 is within the range of $1.00 to $1.20 per share, as previously reported, although our current expectation is toward the lower end of the range. This estimate excludes unusual charges for Argentina devaluation and shutdown cost, and costs related to our pending merger with Petroleum Geo-Services ASA.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2002 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2001

Revenues. Revenues decreased by 14% overall. The slight multi-client revenue decrease of 2% was due to lower levels of revenue in Canada onshore and the Gulf of Mexico, mostly offset by higher sales from pre-funding of our Brazil survey and licensing of data on the east coast of Canada and offshore Nigeria. Contract revenue decreased by 22% primarily due to declines in activity onshore U.S. and South America. The South American shortfall was due to the economic and political situation in Argentina, where our customers have essentially ceased their exploration activity.

Operating Income. Operating income increased by 1%, from $15.4 million to $15.2 million. The current quarter income includes unusual charges of $1.7 million for costs related to our proposed merger with PGS and income of $1.3 million for recovery of previously reserved Argentine receivables. Excluding these unusual charges, operating income was $15.5 million. Cost of services as a percentage of revenue decreased from 67% to 62% due to a recovery in proprietary pricing, more efficient acquisition operations and a favorable revenue mix. Multi-client revenues represented 48% of total revenue compared with 43% in the prior year.

Other income-net. Other income-net decreased by $1.3 million. This decrease is primarily due to the decrease in interest income by $1.2 million as a result of lower cash balances and lower interest rates. In addition, currency gains decreased from $0.1 million to a loss of $0.4 million. This is offset by an improvement in our Jakarta joint venture from a loss of $0.1 million to income of $0.3 million.

Provision for income taxes. The effective income tax rate decreased from 37% to 36%. This change is due mainly to the cessation of non-deductible goodwill amortization.

NINE MONTHS ENDED APRIL 30, 2002 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2001

Revenues. Revenues decreased 6% overall. Multi-client revenues decreased 2% and contract revenues decreased 9%. The multi-client business has softened in the first quarter followed by strong sales and high activity on well-funded surveys in the second quarter and a decline in the current quarter due to reduced activity onshore Canada and in the Gulf of Mexico. The decrease in contract revenue was mainly driven by weakness in the contract land business in the US and South America during the second and third quarters.

Operating Income. Operating income increased 12%, from $40.1 million to $45.0 million. Without the unusual charges of $5.5 million related to the merger and Argentina, the increase would be 26%. The largest contributors to this increase were a recovery in proprietary pricing, more efficient acquisition operations and a favorable revenue mix. Multi-client revenues represented 49% of total revenue compared with 47% in the prior year.

Other income-net. Other income-net decreased by $3.3 million primarily due to a $2.8 million decrease in interest income as a result of lower cash balances and lower interest rates. Currency gains decreased from $0.5 million to a loss of $0.3 million. In addition, gain on the sale of fixed assets decreased by $0.7 million. A net $0.6 million gain in the current year from the sale of our transition zone shot-hole drilling business, Air-Jac Drilling, partially offset the interest income and foreign exchange reductions.

Provision for income taxes. The effective income tax rate decreased from 41% to 38% is due to fewer unbenefitted losses in non-U.S. entities in the current year, an addition to the effective tax rate in the prior year as a result of the inability to utilize foreign taxes as credits against U.S. profits, and the cessation of goodwill amortization which is generally not tax deductible.


LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2002.

Net cash provided by operating activities increased from $149.8 million in the first nine months of 2001 to $169.5 million in 2002. Major components of this change were a $2.8 million increase in net income and a $24.4 million favorable change in operating assets and liabilities. Net cash used by investing activities increased from $192.9 million in the first nine months of 2001 to $215.8 million in 2002 due to higher capital spending and investments in multi-client library. We are forecasting capital expenditures for fiscal 2002 of approximately $100 million, which includes expenditures of approximately $60 million to expand or upgrade our marine fleet, including the launching of a new Viking class 3-D vessel, the Veritas Vantage. We are forecasting approximately $210 million in gross spending on our multi-client data library.

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

Net cash provided by financing activities decreased from $95.1 million in the first nine months of 2001 to $2.1 million in 2002. The prior year includes proceeds from a common stock offering of $82.4 million. As of April 30, 2002, we had $135.0 million in senior notes outstanding due in October 2003. These notes contain a change of control provision allowing the holders to require our redemption of the notes under certain conditions. We also have a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80.0 million and non-U.S. advances up to $20 million. Advances bear interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins are based on either certain of our financial ratios or our credit rating. At April 30, 2002 the LIBOR margin was 1.25% and the prime rate margin was 0%. As of April 30, 2002, there were no outstanding advances under the credit facility, but $7.0 million of the credit facility was utilized for letters of credit, leaving $93.0 million available for borrowings.

CRITICAL ACCOUNTING POLICIES

While all of our accounting policies are important in assuring that Veritas adheres to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail below.

MULTI-CLIENT DATA LIBRARY

In the portion of our business known as multi-client data library, we collect and process geophysical data for our own account and retain all ownership rights. We license the data to multiple clients on a non-transferable basis. We capitalize costs associated with acquiring and processing the multi-client data on a survey-by-survey basis (versus a pooled basis). The capitalized cost of multi-client data is charged to cost of services in the period revenue is recognized in an amount equal to the period revenue multiplied by the percentage of total estimated costs to total estimated revenue. Therefore, multi-client margins recognized in any given period are the product of estimated costs and estimated sales and may not reflect the ultimate cash margins recognized from a survey. Any costs remaining 36 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. The maximum amortization period of sixty months represents the period over which the majority of revenues from these surveys are expected to be derived. We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales will not be sufficient to cover the carrying value of the asset.

DEFERRED TAX ASSET

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

OTHER ACCOUNTING POLICIES

Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carry-forwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carry-forwards existing at the date of the quasi-reorganization is subject to certain limitations. For the nine months ended April 30, 2002, we recognized $2.1 million related to these benefits.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). We will adopt the use of this accounting statement in fiscal 2003. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

At April 30, 2002, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at April 30, 2002 in U.S. dollars is $6.8 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the quarter.


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

         4-B -- Form of Trust Indenture relating to the 9-3/4% Senior Notes due 2003 of Veritas DGC Inc. between Veritas DGC Inc. and Fleet National Bank, as trustee. (Exhibit 4-B to Veritas DGC Inc.'s Registration Statement No. 333-12481 dated September 20, 1996 is incorporated herein by reference.)

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

         4-I  --  Indenture relating to the 9-3/4% Senior Notes due 2003, Series
                  B and Series C of Veritas DGC Inc. between Veritas DGC Inc. and State Street Bank and Trust Company dated October 28, 1998. (Exhibit 4.3 to Veritas DGC Inc.'s Current Report on Form 8-K dated November 12, 1998 is incorporated herein by reference.)

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


b) REPORTS ON FORM 8-K

On May 26, 2002, we filed a report on Form 8-K regarding the treatment of Veritas DGC Inc. as the accounting acquirer in the proposed combination of Veritas DGC Inc. and Petroleum Geo-Services ASA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of June 2002.


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