Form 10-K
period 2002-07-31
VERITAS DGC INC
filed 2002-10-11
CIK 28866

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

                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $345,419,205 as of September 30, 2002.

     The number of shares of the Company's common stock, $.01 par value, outstanding at September 30, 2002 was 33,217,995 (including 1,444,514 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

     The registrant's proxy statement to be filed in connection with the registrant's 2002 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                                           PAGE
               ITEM                                                                                       NUMBER
               ----                                                                                       ------
                                                               PART I
                  1.        Business
                               General................................................................       1
                               Services and Markets...................................................       1
                               Principal Operating Assets.............................................       2
                               Technology and Capital Expenditures....................................       3
                               Competition............................................................       3
                               Backlog................................................................       4
                               Significant Customers..................................................       4
                               Employees..............................................................       4
                  2.        Properties................................................................       4
                  3.        Legal Proceedings.........................................................       4
                  4.        Submission of Matters to a Vote of Security Holders.......................       4

                                                               PART II
                  5.        Market for Registrant's Common Equity and Related Stockholder Matters.....       4
                  6.        Selected Consolidated Financial Data......................................       5
                  7.        Management's Discussion and Analysis of Financial Condition and Results of
                            Operations................................................................       5
                 7A.        Quantitative and Qualitative Disclosures Regarding Market Risk............      11
                  8.        Consolidated Financial Statements and Supplementary Data..................      12
                  9.        Changes in and Disagreements with Accountants on Accounting and Financial
                            Disclosure................................................................      37


                                                              PART III
                 10.        Directors and Executive Officers of the Registrant........................      37
                 11.        Executive Compensation....................................................      37
                 12.        Security Ownership of Certain Beneficial Owners and Management............      37
                 13.        Certain Relationships and Related Transactions............................      37

                                                               PART IV
                 14.        Controls and Procedures...................................................      37
                 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K...........      37
                            Signatures................................................................      39
                            Certification of Chief Executive Officer..................................      40
                            Certification of Chief Financial Officer .................................      41

    This report on Form 10-K and the documents incorporated by reference contain forward-looking statements that involve risks and uncertainties. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectation will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including those set forth under Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

SERVICES AND MARKETS

    We conduct geophysical surveys on both a contract and a multi-client basis. Approximately 50% of our business was done on a multi-client basis in fiscal year 2002. The high cost of acquiring and processing geophysical data on an exclusive basis has prompted many oil and gas companies to increase their licensing of multi-client surveys. In response, we have added significantly to our multi-client data library, increasing its size and geographic breadth, as well as enhancing the quality of the data through advanced processing. Currently our library consists of 178,787 line kilometers of 2D survey data and 135,975 square kilometers of 3D data. The marine library covers areas in the Gulf of Mexico, the North Atlantic, Southeast Asia, West Africa, North Africa, Canada and Brazil. The land data library includes surveys in Texas, Mississippi, Oklahoma, Wyoming and Alberta, Canada.

    These tables describe our revenues by contract type and geographic area.

                                                  YEARS ENDED JULY 31,
                                        ----------------------------------------
REVENUES BY CONTRACT TYPE                  2002           2001           2000
-------------------------               ----------     ----------     ----------
                                                     (IN THOUSANDS)
Contract work .....................     $  229,709     $  258,403     $  171,213
Licensing of multi-client data ....        225,974        218,899        181,866
                                        ----------     ----------     ----------
          Total ...................     $  455,683     $  477,302     $  353,079
                                        ==========     ==========     ==========

                                         YEARS ENDED JULY 31,
                              ----------------------------------------
REVENUES BY GEOGRAPHIC AREA      2002            2001           2000
---------------------------   ----------     ----------     ----------
                                          (IN THOUSANDS)
 United States ..........     $  185,238     $  193,204     $  130,872
 Canada .................         75,885        113,334         95,686
 Latin America ..........         95,382         68,501         41,480
 Europe .................         47,224         48,427         35,388
 Middle East/Africa .....         25,610         18,363         27,012
 Asia Pacific ...........         26,344         35,473         22,641
                              ----------     ----------     ----------
           Total ........     $  455,683     $  477,302     $  353,079
                              ==========     ==========     ==========

    In fiscal 2002, 2001 and 2000, 59%, 60% and 63%, respectively, of our revenues were attributable to non-U.S. operations and export sales (See Note 13 of Notes to Consolidated Financial Statements for additional geographic information).

PRINCIPAL OPERATING ASSETS

    We acquire, process, and interpret geophysical information utilizing a wide array of assets as follows:

LAND ACQUISITION

    Our land acquisition activities are performed with technologically advanced geophysical equipment. The equipment, as of July 31, 2002, had a combined recording capacity of 45,826 channels.

    Each crew consists of a surveying unit which lays out the lines to be recorded and marks the site for shot-hole placement or equipment location, an explosive or mechanical vibrating unit that produces the acoustical impulse and a recording unit that synchronizes the shooting and captures the signal via geophones. On a land survey where explosives are used, the geophysical crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the geophysical crew and bore shallow holes for explosive charges which, when detonated by the geophysical crew, produce the necessary acoustical impulse.

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

                               YEAR
                              ENTERED
       VESSEL                 SERVICE              LENGTH              BEAM           CHARTER EXPIRATION
----------------------     ---------------     ---------------     ---------------    ------------------
Pacific Sword ........         1999               189 feet            40 feet         October 2003
New Venture ..........         2000               250 feet            56 feet         November 2002
Seisquest ............         2001               302 feet            61 feet         May 2004
Veritas Viking .......         1998               305 feet            72 feet         June 2006
Veritas Viking II ....         1999               305 feet            72 feet         June 2007
Veritas Vantage ......         2002               305 feet            72 feet         April 2010
Veritas Searcher .....         1983               217 feet            44 feet         Owned

    Each vessel generally has an equipment complement consisting of geophysical recording instrumentation, digital geophysical streamer cable, cable location and geophysical data location systems, multiple navigation systems, a source control system that controls the synchronization of the energy source and a firing system that generates the acoustical impulses. Streamer cables contain hydrophones that receive the acoustical impulses reflected by variations in the subsurface strata.

    At present, five of our vessels are equipped with multiple streamers and multiple energy sources. These vessels acquire more lines of data with each pass, which reduces completion time and the acquisition cost. The Veritas Vikings and the Veritas Vantage are each capable of deploying 12 streamers simultaneously, although each is currently equipped to tow eight. In November 2002, we will return the New Venture to its owner.

DATA PROCESSING AND INTERPRETATION

    We operate 14 data processing centers capable of processing 2D and 3D data. Most of our data processing services are performed on 3D seismic data. The centers process data received from the field, both from our own and other geophysical crews, to produce an image of the earth's subsurface using proprietary computer software and techniques. We also reprocess older geophysical data using new techniques designed to enhance the quality of the data. Our data processing centers have opened at various times since 1966 and are at present located in:


                                                EUROPE/AFRICA/
NORTH AMERICA           SOUTH AMERICA            MIDDLE EAST              ASIA PACIFIC
--------------     -----------------------    ------------------     ----------------------
Houston, Texas     Buenos Aires, Argentina    Crawley, England       Singapore
Midland, Texas     Caracas, Venezuela         Stavanger, Norway      Perth, Australia
Calgary, Canada                               Aberdeen, Scotland     Jakarta, Indonesia
                                              Abu Dhabi, U.A.E.      Kuala Lumpur, Malaysia
                                              Lagos, Nigeria

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

    We operate four visualization centers in Houston, Calgary, Perth, and Crawley. These centers allow teams of geoscientists and engineers to view and interpret large volumes of complex 3D data. The visualization centers are imaging tools used for advanced interpretive techniques that enhance the understanding of regional geology and reservoir modeling. These visualization centers allow us to offer the type of collaborative geophysical model building that is enabling oil companies to explore areas of complex geology such as the large sub-salt plays in the deepwater Gulf of Mexico.

    We have groups of scientists and engineers located in Calgary, Houston, Denver, and Leoben, Austria who perform advanced geophysical interpretation on a contract basis. These geophysical experts work around the world, using third-party and Veritas proprietary software to create subsurface models for our clients and advising our clients on how best to exploit their reservoirs. Their work is related to exploration as well as production activities. Additionally, we license our proprietary software, obtained through the acquisition of RC2, to companies desiring to do their own geophysical interpretation.

TECHNOLOGY AND CAPITAL EXPENDITURES

    The geophysical industry is highly technical, and the requirements for the acquisition and processing of geophysical data have evolved continuously during the past 50 years. Accordingly, it is critical to us that our technological capabilities are comparable or superior to those of our competitors. We maintain our technological capabilities through continuing research and development, strategic alliances with equipment manufacturers, and by acquiring technology under license from others. We have introduced several technological innovations that have become industry standard practice in both acquisition and processing of geophysical data.

    Currently, we employ approximately 90 people in our research and development activities, substantially all of whom are scientists, engineers or programmers. During fiscal 2002, 2001 and 2000, research and development expenditures were $11.5 million, $9.9 million, and $8.3 million, respectively. Our research and development budget for fiscal 2003 is $9.3 million.

    During fiscal 2002, 2001 and 2000, capital expenditures for equipment were $87.1 million, $96.9 million and $57.9 million, respectively. Our capital expenditure budget for equipment in fiscal 2003 is $57.9 million. The actual level of future capital expenditures for equipment will depend on the availability of funding and market requirements as dictated by oil and gas company spending levels. A substantial portion of our fiscal 2003 capital budget is allocated to replacement and upgrading of existing equipment. During fiscal 2002, 2001 and 2000, gross multi-client investment including capitalized depreciation was $198.1 million, $199.6 million and $167.5 million, respectively. For fiscal 2003, we are planning approximately $197 million gross multi-client investment including capitalized depreciation. We intend to maintain flexibility and control capital spending and investment in multi-client library data in an effort to reach our goal of generating free cash flow in fiscal 2003.

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

    As a result of changing technology and increased capital requirements, the geophysical industry has consolidated substantially since the late 1980's. Our largest competitors are Western-Geco (a joint venture between Schlumberger and Baker Hughes), Compagnie Generale Geophysique and Petroleum Geo-Services ASA. We have a large number of small, mostly local competitors, especially in the land acquisition and processing areas where financial barriers to entry are minimal. We attempted to consolidate the industry further through a merger with Petroleum Geo-Services ASA. After several months of negotiation and due diligence it became evident to us that such a merger was not in the best interest of Veritas DGC and our board withdrew support for the merger. The transaction was subsequently terminated in July 2002.

BACKLOG

    At July 31, 2002, our backlog of commitments for services was $216.4 million, compared with $193.9 million at July 31, 2001. Approximately 30% of this backlog is related to multi-client surveys. It is anticipated that a majority of the July 31, 2002 backlog will be completed in the next 12 months. This backlog consists of written orders or firm commitments. Contracts for services are subject to modification by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding period.

SIGNIFICANT CUSTOMERS

    Historically, our principal customers have been major oil and gas companies, national oil companies and independent oil and gas companies. In fiscal 2002, a single large national oil company accounted for 12% of our revenue. In fiscal 2001 and fiscal 2000, no customer accounted for 10% or more of total revenues.

EMPLOYEES

    During the fiscal year ended July 31, 2002, we employed an average of 3,807 people on a full-time basis. Our number of employees varies greatly due to changing activity in our land acquisition business and ranged this year from a low of 3,074 to a high of 5,667. With the exception of 28 employees working at the Singapore data processing center, none of our employees are subject to collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     In the first quarter of fiscal 2001, we moved all of our Houston employees into our new 218,151 square foot leased office and warehouse complex. The complex houses data processing operations, as well as executive, accounting, research and development and operating personnel. This lease expires in 2015. We lease additional space aggregating approximately 415,041 square feet, which is used by operations around the world. These leases expire at various times through 2015.

ITEM 3. LEGAL PROCEEDINGS

    As of September 30, 2002, we were not a party to, nor was our property the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods shown. Our stock is also listed on the Toronto Stock Exchange.

             PERIOD                               HIGH        LOW
           ----------                          ----------  ---------
2002       4th Quarter......................   $   18.61   $    7.00
           3rd Quarter......................       18.99       12.20
           2nd Quarter......................       18.75       13.80
           1st Quarter......................       17.55       10.00
2001       4th Quarter......................   $   39.24   $   19.70
           3rd Quarter......................       39.80       26.90
           2nd Quarter......................       34.55       23.50
           1st Quarter......................       33.06       21.25

    On September 30, 2002, the last reported sales price for our common stock on the New York Stock Exchange was $10.81 per share. On September 30, 2002, there were approximately 331 record holders of common stock.

     We have not paid any dividends on our common stock and have no plans to pay any dividends. The payment of any future dividends on common stock would depend upon our financial condition and upon a determination by our Board of Directors that the payment of dividends would be desirable. In addition, the indentures governing our senior notes and our revolving credit facility restrict the payment of cash dividends.

    For information related to equity compensation plans, see Note 8.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                          YEARS ENDED JULY 31,
                                                                        ------------------------------------------------------
                                                                          2002(1)     2001       2000        1999       1998
                                                                        ---------- ---------- ----------  ----------  --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
 Revenues ..........................................................     $455,683   $477,302   $353,079    $388,905   $528,959
 Income (loss) before extraordinary charge .........................      (23,150)    22,458      6,481      20,294     66,958
 Income (loss) before goodwill amortization ........................      (23,150)    24,750      7,755      20,744     67,466
 Income (loss) before extraordinary charge per common
   share -- basic ..................................................         (.71)       .73        .26         .89       2.96
 Income (loss) before extraordinary charge per common
   share -- diluted ................................................         (.71)       .71        .26         .88       2.87
 Income  (loss) before goodwill amortization per common
   share -- diluted ................................................         (.71)       .78        .31         .90       2.89
BALANCE SHEET DATA:
 Total assets ......................................................     $780,781   $796,952   $611,808    $541,846   $478,490
 Long-term debt (including current maturities) .....................      140,000    135,000    135,106     135,251     75,561

  (1) Fiscal 2002 included unusual charges of $55.2 million for impairment of multi-client surveys, $14.6 million for merger costs and merger termination expense, and a $6.5 million allowance for Argentine net operating loss.

     In July 2001, the Financial Accounting Standards Board issued SFAS No.141 (Business Combinations) and SFAS No.142 (Goodwill and Other Intangible Assets.) We adopted the use of these new accounting statements in August 2001. SFAS No.142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supercedes APB Opinion No.17. This statement requires us to discontinue our amortization of goodwill. Goodwill amortization is not included in the net loss for fiscal 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The market for geophysical services is driven ultimately by commodity prices, which are currently at relatively high levels. Oil prices have been over $30 per barrel recently and have averaged in the high $20's since March 2002. Natural gas prices have been similarly high in the U.S. with contract prices in the $3 to $4 mcf range. The positive commodity price news has been tempered somewhat by uncertainty as to the sustainability of these prices and the continued consolidation in the oil and gas business.

     In the fourth quarter of this year, we took a $55.2 million pretax impairment charge related to 11 of our multi-client library surveys, which we have shown separately in our income statement as an operating expense. As we analyzed our fiscal 2003 plans in June and July, it became clear that we are not likely to recover the remaining book value of these surveys, hence the fourth quarter charge. Seven of these are land surveys located in the Gulf Coast region. Exploration spending has been very low in this region since shortly after we completed these surveys, and we do not anticipate any sales of these surveys in the foreseeable future. Therefore, we have written these surveys completely off of our books, with a net charge of $28.8 million. We have one survey in the Gulf of Mexico that was shot at a cost significantly exceeding its original budget. As we do not currently forecast enough sales to amortize the remainder of the cost of the survey, we have written it down by $16.0 million. This leaves $10.0 million of cost for this survey, an amount we believe to be the fair value of the survey based on future estimated sales. In the Shetland-Faroes area of the North Sea, we have a large survey that has been troubled by an ongoing territorial dispute. When the dispute was settled, nine-year concessions were awarded to various licensees. Given the length of the license period, we do not foresee significant near-term additional licensing of this survey, and we have written it off with a net charge of $9.3 million. We also have two small 2-D surveys off Africa that were written off with a net charge of $1.1 million.

     Overall, we feel that our data library business is fundamentally sound. Our current forecasts show that we should recover the costs of the surveys with remaining value and, except as discussed below for U.S. land surveys, will generate a reasonable margin. Due to the continued uncertainty of U.S. land exploration spending, we will generally report no margin on these surveys until all of their costs are fully amortized. Should the U.S. land business change, we may find it prudent to increase our forecasts and book margin on these surveys while costs remain on the books.

     During fiscal 2002, we spent $7.1 million in legal, accounting and banking fees related to our terminated merger with Petroleum Geo-Services (PGS), and we paid PGS $7.5 million to terminate the merger agreement. The total $14.6 million was expensed as incurred during the last three quarters of the year and has been shown separately in our income statement as an operating expense. The total of unusual items for the year, the library impairment and the merger costs, is $69.8 million pretax, or $1.71 after tax per share.

     We are currently forecasting a relatively stable operating environment for fiscal 2003. Without industry consolidation, it is our view that the industry's capacity in both the marine and land acquisition businesses will remain greater than demand for at least the next year, and this will limit increases in contract margins. Operating margins on multi-client revenue are expected to decline due to more conservative sales estimates, most significantly in our U.S. land business.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED WITH FISCAL 2001

    Revenues. Revenues decreased 5%, from $477.3 million in fiscal 2001 to $455.7 million in fiscal 2002. Multi-client revenues increased 3% due to strong pre-funded sales in Brazil and the North Sea, offset by declines in licenses of U.S. land surveys. Contract revenues decreased 11% due to continued overcapacity and aggressive industry pricing which kept our marine fleet focused on multi-client projects.

    Operating income (loss). Operating income decreased by $49.0 million due to the impairment of multi-client surveys and merger costs. Operating income, excluding the unusual charges of $69.8 million, previously described, increased by 45%. The largest contributor to the increase was improved contract margins and a favorable revenue mix towards multi-client, rather than proprietary, work. This is reflected in the reduction in cost of services as a percentage of revenues from 83% in fiscal 2001 to 78% this year. We also benefited by $2.3 million from the elimination of goodwill amortization in fiscal 2002, due to a change in accounting rules, and by $2.6 million of reduced general and administrative costs related to reduced information technology expenses and lower employee bonuses. We recorded an expense of $2.2 million related to the doubtful collection of our Miller Exploration Company long-term receivable. Last year, we released the $1.0 million reserve related to this receivable based on Miller Exploration Company's public reporting of their intent and ability to pay amounts owed to us. Partially offsetting these decreases was an additional $1.6 million, a 16% increase, in research and development expense in fiscal 2002.

    Other (income) expense. Other (income) expense was reduced from $5.6 million of income in fiscal 2001 to an expense of $1.8 million in fiscal 2002. Interest income of $5.1 million in the prior year was reduced to $1.4 million in fiscal 2002 due to lower cash balances. Foreign exchange losses in Argentina and Canada added $1.3 million of net expense. Additionally, a loss on investment in Miller Exploration Company's stock and warrants in 2002 contributed $1.4 million of additional expense. In the fourth quarter of 2002, we initiated a program to liquidate our investment in Miller Exploration Company and recognized the unrealized loss as expense, as we feel that the reduction in value is other than temporary (See Note 9).

    Provision for income taxes. The provision for income taxes decreased by $10.7 million from fiscal 2001 to fiscal 2002 due to the tax loss incurred in 2002. The effective income tax rate in fiscal 2002, before the unusual charges, was 38% compared to 41% in fiscal 2001. The tax benefit related to the $69.8 million unusual charge was $20.8 million, for a 30% effective rate, and was less than the statutory rates. Additionally, we recorded a $6.5 million tax valuation allowance related to net operating losses in Argentina, the value of which are not likely to be realized due to our suspension of activity there.

FISCAL 2001 COMPARED WITH FISCAL 2000

    Revenues. Revenues increased by 35% from fiscal 2000 to fiscal 2001 due to the upturn in exploration spending driven by higher commodity prices. Multi-client revenues increased 20% from $181.9 million to $218.9 million, while contract revenues increased 51%, from $171.2 million to $258.4 million. Contract revenue showed the stronger year to year increase due to our expansion into new market areas, such as Alaska, the Canadian Arctic, offshore Canada, and Brazil.

    Operating Income. Operating income increased by 100%, from $23.2 million in fiscal 2000 to $46.4 million in fiscal 2001. Approximately $2 million of this $23 million increase was due to the adjustment of receivable reserves. This adjustment was made, in part, due to our belief in the improved ability of a long-term debtor to repay debt. Cost of services decreased to 83% from 86% due to improved equipment utilization. Research and development expense increased by 19%, from $8.3 million in fiscal 2000 to $9.9 million in fiscal 2001. This increase was due to an increase in employees dedicated to research and development. Selling, general and administrative expense increased by 44% due to costs associated with the move to the new Houston headquarters building, increased corporate marketing efforts, and higher incentive compensation payments.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

    Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, the unutilized portion of a revolving credit facility, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for fiscal 2003.

    As of July 31, 2002, we had $135.0 million in Senior Notes outstanding due in October 2003. These notes contain a change of control provision allowing the holders to require us to call the notes under certain conditions. There is a possibility we may call these notes before their maturity, and we are allowed to do so at par after October 15, 2002. We are evaluating various external financing alternatives and will use the proceeds of these to retire the Senior Notes, among other uses. We may retire the Senior Notes before their maturity.

    We also have a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80.0 million and non-U.S. advances up to $20 million. Advances bear interest, at our election, at LIBOR plus a spread or prime rate plus a spread. These spreads are based on either certain of our financial ratios or our credit rating. At July 31, 2002 the LIBOR spread was 1.25% and the prime rate spread was 0%, based upon our current financial ratios. The maximum LIBOR and prime rate spreads, should our financial ratios deteriorate, are 1.75% and 0.50%, respectively. As of July 31, 2002, there were $5.0 million of outstanding advances under the credit facility and $9.2 million of the credit facility was utilized for letters of credit, leaving $85.8 million available for borrowings.

    The following represents our financial contractual obligations and commitments as of July 31, 2002 for the fiscal years 2003 through 2007 and thereafter:

                                                                                                                2007 AND
  CONTRACTUAL CASH OBLIGATIONS         TOTAL          2003           2004           2005           2006        THEREAFTER
-------------------------------     ----------     ----------     ----------     ----------     ----------     ----------
Lease obligations .............     $  160,329     $   41,710     $   30,738     $   23,963     $   19,932     $   43,986
Long-term debt ................        140,000                       140,000
Forward exchange contracts ....          6,033          3,253          2,780
Standby letters of credit .....          9,202          9,202

    We require significant amounts of working capital to support our operations and fund our research and development program. Our capital expenditure for equipment budget in fiscal 2003 is approximately $58 million, most of which is designated for replacement and upgrades. For fiscal 2003, we are planning approximately $167 million of net cash investment in our data library and $9.3 million for research and development spending.

    We will require substantial cash flow to continue our investment in multi-client library, complete our capital expenditure and research and development programs, and meet our principal and interest obligations with respect to outstanding indebtedness. While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of exploration spending and, ultimately, underlying commodity prices.

    In August 1999, we filed a shelf registration allowing the issuance of up to $200 million in debt, preferred stock or common stock. On October 26, 1999, we filed a prospectus supplement relating to the sale of up to 2.0 million shares of our common stock, from time to time through ordinary brokerage transactions, under the shelf registration. As of July 31, 2002, we had issued approximately
1.3 million shares in connection with these transactions, generating approximately $30.1 million in net proceeds. In October 2000, we sold 3.1 million shares of stock in a public offering and netted $82.4 million in proceeds.

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

    We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In the fourth quarter of this year, we took a $55.2 million pretax impairment charge related to 11 surveys. We recorded no such impairment charges in fiscal 2001 or fiscal 2000.

    During the fourth quarter of fiscal 2001, we changed the useful life of marine surveys from 48 months to 60 months. We believe that 60 months more accurately represents the time over which we will derive benefits from our current portfolio of marine surveys. This change in accounting estimate was made prospectively and had an immaterial impact on our results for the year ended July 31, 2001.

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

     Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. For the year ended July 31, 2002, we recognized $1.1 million related to these benefits.

OTHER ACCOUNTING POLICIES

    We receive some accounts receivable payments in foreign currency. We currently do not conduct a hedging program because we do not consider our current exposure to foreign currency fluctuations to be significant, although we have hedged certain future charter payments to be made in a foreign currency.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets.) We have adopted the use of these new accounting statements. The main effect of SFAS No. 141 is to require purchase accounting be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No. 16. SFAS No. 142 defines the recording and subsequent treatment of goodwill and other intangible assets derived from business combinations and supercedes APB Opinion No. 17. This statement requires us to discontinue our amortization of goodwill and requires that we test goodwill and other intangible assets for impairment on an annual basis or when certain events trigger such a test. We performed the initial impairment tests in January 2002, and will retest at least annually.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We will adopt the use of this accounting statement in fiscal 2003 and do not expect adoption to have a material effect on our financial position or results of operations.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value or fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We will adopt the use of this accounting statement in fiscal 2003 and do not expect adoption to have a material effect on our financial position or results of operations.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity will be required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We will adopt the use of this accounting statement in fiscal 2003. The adoption of this statement will preclude extraordinary classification of costs related to early debt extinguishment.

    In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We will adopt the use of this accounting statement in fiscal year 2004. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

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

    In accordance with industry practice, we capitalize our investments in our multi-client library and charge these investments to cost of services as sales are made. Certain accounting authorities are reviewing accounting practices relating to the capitalization of expenditures made in the development of certain databases, particularly in the context of "e-commerce" companies. We cannot predict whether future accounting changes could adversely affect our balance sheet or results of operations.

WE ARE DEPENDENT ON ACHIEVING AND MAINTAINING TECHNOLOGICAL ADVANCES, WHICH CREATES RISKS REGARDING TECHNOLOGICAL OBSOLESCENCE, REQUIREMENTS FOR SUBSTANTIAL FUTURE CAPITAL EXPENDITURES, THE UNAVAILABILITY OF NECESSARY TECHNOLOGY AND THE FAILURE OF NEW TECHNOLOGIES.

    The development of geophysical data acquisition and processing equipment has been characterized by rapid technological advancements in recent years. We expect this trend to continue. We will be required to invest substantial capital in the future to maintain our technology. Furthermore, manufacturers of geophysical equipment may develop new systems that render our equipment, even if recently acquired, obsolete or less desirable, requiring significant additional capital expenditures. Since some of our competitors are themselves leading designers and manufacturers of seismic equipment, we may not have access to their technology. Even if critical new and advanced equipment is available to us, we may not have funds available or be able to obtain necessary financing on acceptable terms to acquire it. Further, any investment we may make in a perceived technological advance may not be effective, economically successful or otherwise accepted in the market.

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

OUR REVENUES ARE SUBJECT TO FLUCTUATIONS THAT ARE BEYOND OUR CONTROL, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS IN ANY FINANCIAL PERIOD.

    Our operating results may, in the future, vary in material respects from quarter to quarter. Factors that could cause variations include the timing of the receipt and commencement of contracts for data acquisition, customers' budgetary cycles, the timing of offshore lease sales and the effect of such timing on the demand for geophysical activities, seasonal factors and the timing of sales of geophysical data from our multi-client data library, which may be significant to us and which are not typically made in a linear or consistent pattern. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any fiscal period.

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

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN REVENUE GENERATING ACTIVITIES.

    Substantial portions of our revenues are derived from foreign activities and, as a result, significant portions of our revenues are denominated in foreign currencies. These revenues are impacted by foreign currency fluctuations. In addition, net assets reflected on the balance sheets of our foreign subsidiaries, and therefore on our consolidated balance sheet, are subject to currency fluctuations. Foreign revenues are also subject to special risks that may disrupt markets, including the risk of war, terrorism, civil disturbances, embargo, and government activities. Revenue generating activities in certain foreign countries may require prior United States government approval in the form of an export license and otherwise be subject to tariffs and import/export restrictions. There can be no assurance that we will not experience difficulties in connection with future foreign revenues and, in particular, adverse effects from foreign currency fluctuations.

WE OPERATE UNDER HAZARDOUS CONDITIONS THAT SUBJECT US TO RISK OF DAMAGE TO PROPERTY OR PERSONAL INJURIES AND MAY INTERRUPT OUR BUSINESS.

    Our seismic data acquisition activities involve operating under extreme weather and other hazardous conditions. These operations are subject to risks of loss to property and injury to personnel from fires, accidental explosions, ice floes, and high seas. These events could result in an interruption of our business or significant liability. We may not obtain insurance against all risks or for certain equipment located from time to time in certain areas of the world.

THE TRADING PRICE OF OUR SECURITIES COULD BE SUBJECT TO SIGNIFICANT
FLUCTUATIONS.

    The trading prices of our securities fluctuate. Factors such as fluctuations in our financial performance, and that of our competitors, as well as general market conditions could have a significant impact on the future trading prices of our securities. The trading prices also may be affected by weakness in oil prices, changes in interest rates and other factors beyond our control. These factors may have an adverse effect on the trading price of our securities.

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

    The General Corporation Law of the State of Delaware contains provisions that may delay or prevent an attempt by a third party to acquire control of the company. Our certificate of incorporation and bylaws contain provisions that authorize the issuance of preferred stock, and establish advance notice requirements for director nominations and actions to be taken at stockholder meetings. These provisions could also discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by stockholders. In addition, we have adopted a stockholder rights plan that would likely discourage a hostile attempt to acquire control of us.

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

    This report on Form 10-K and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements incorporated by reference to other Veritas DGC documents filed with the SEC. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or the negatives thereof. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectation will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in "Risk Factors" and elsewhere in this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

    At July 31, 2002, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at July 31, 2002 in U.S. dollars is $6.8 million. At July 31, 2002, we had $135.0 million of 9.75% fixed rate debt maturing in October 2003 with a fair value of $135.4 million at July 31, 2002.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         -----
Report of Independent Accountants..........................................               13
Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the Three Years Ended July 31, 2002.................................               14
Consolidated Balance Sheets as of July 31, 2002 and 2001...................               15
Consolidated Statements of Cash Flows for the Three Years
   Ended July 31, 2002.....................................................               16
Consolidated Statements of Changes in Stockholders' Equity
   for the Three Years Ended July 31, 2002.................................               18
Notes to Consolidated Financial Statements.................................               19
Financial Statement Schedule -- Valuation and Qualifying Accounts..........               36

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Veritas DGC Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective August 1, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financing Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
October 3, 2002

                        VERITAS DGC INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         FOR THE YEARS ENDED JULY 31,
                                                                                ---------------------------------------------
                                                                                   2002             2001              2000
                                                                                -----------      -----------      -----------
Revenues ..................................................................     $   455,683      $   477,302      $   353,079
Cost of services ..........................................................         353,178          394,602          303,834
Research and development ..................................................          11,475            9,934            8,316
General and administrative ................................................          23,763           26,332           17,710
Merger costs ..............................................................          14,607
Impairment of multi-client surveys ........................................          55,204
                                                                                -----------      -----------      -----------
Operating income (loss) ...................................................          (2,544)          46,434           23,219
Interest expense ..........................................................          13,628           13,660           14,123
Other (income) expense ....................................................           1,786           (5,567)          (2,578)
                                                                                -----------      -----------      -----------
Income (loss) before provision for income taxes and extraordinary item ....         (17,958)          38,341           11,674
Provision for income taxes ................................................           5,192           15,883            5,006
                                                                                -----------      -----------      -----------
Income (loss) before extraordinary charge .................................         (23,150)          22,458            6,668
Extraordinary loss on debt repurchase (net of tax, $95) ...................                                               187
                                                                                -----------      -----------      -----------
Net income (loss) .........................................................     $   (23,150)     $    22,458      $     6,481

Other comprehensive income (loss) (net of tax, $0 in all periods):
  Foreign currency translation adjustments ................................          (1,867)          (3,205)             581
  Unrealized gain (loss) on investments - available for sale ..............          (1,354)           1,600           (1,058)
  Unrealized loss on investments-available for sale recognized as
    expense ...............................................................           1,368
  Unrealized gain (loss) on foreign currency hedge ........................           1,215             (420)
                                                                                -----------      -----------      -----------
Total other comprehensive loss ............................................            (638)          (2,025)            (477)
                                                                                -----------      -----------      -----------
Comprehensive income (loss) ...............................................     $   (23,788)     $    20,433      $     6,004
                                                                                ===========      ===========      ===========
PER SHARE:
BASIC:
  Income (loss) per common share before extraordinary item ................     $      (.71)     $       .73      $       .26
  Loss per common share from extraordinary item ...........................                                              (.01)
                                                                                -----------      -----------      -----------
  Net income (loss) per common share ......................................     $      (.71)     $       .73      $       .25
                                                                                ===========      ===========      ===========
  Weighted average common shares ..........................................          32,409           30,727           25,485
                                                                                ===========      ===========      ===========

DILUTED:
  Income (loss) per common share before extraordinary item ................     $      (.71)     $       .71      $       .26
  Loss per common share from extraordinary item ...........................                                              (.01)
                                                                                -----------      -----------      -----------
  Net income (loss) per common share ......................................     $      (.71)     $       .71      $       .25
                                                                                ===========      ===========      ===========
  Weighted average common shares ..........................................          32,409           31,479           26,114
                                                                                ===========      ===========      ===========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                                  JULY 31,
                                                                                                       ----------------------------
                                                                                                          2002              2001
                                                                                                       -----------      -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents ........................................................................   $    10,586      $    69,218
  Restricted cash investments ......................................................................           166
  Accounts and notes receivable (net of allowance for doubtful accounts: 2002, $4,143;
  2001, $709) ......................................................................................       128,045          140,761
  Materials and supplies inventory .................................................................        16,096           10,062
  Prepayments and other ............................................................................        11,926           11,817
  Income taxes receivable ..........................................................................        16,074            5,017
  Investments -- available for sale ................................................................           133            1,487
                                                                                                       -----------      -----------
      Total current assets .........................................................................       183,026          238,362
Property and equipment:
  Land .............................................................................................         7,006            7,006
  Geophysical equipment ............................................................................       322,128          276,137
  Data processing equipment ........................................................................       107,163           98,016
  Geophysical ship .................................................................................         8,331            9,561
  Leasehold improvements and other .................................................................        71,195           83,625
                                                                                                       -----------      -----------
      Total ........................................................................................       515,823          474,345
  Less accumulated depreciation ....................................................................       324,742          300,410
                                                                                                       -----------      -----------
      Property and equipment -- net ................................................................       191,081          173,935
Multi-client data library ..........................................................................       336,475          310,610
Investment in and advances to joint ventures .......................................................         7,433            2,354
Goodwill (net of accumulated amortization: 2002, $6,819; 2001, $6,844) .............................        34,086           34,514
Deferred tax asset .................................................................................        13,756           15,031
Long term notes receivable .........................................................................           320            4,017
Other assets .......................................................................................        14,604           18,129
                                                                                                       -----------      -----------
      Total ........................................................................................   $   780,781      $   796,952
                                                                                                       ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade ........................................................................   $    46,471      $    60,631
  Accrued interest .................................................................................         3,965            3,952
  Other accrued liabilities ........................................................................        54,169           45,261
                                                                                                       -----------      -----------
      Total current liabilities ....................................................................       104,605          109,844
Non-current liabilities:
  Long-term debt ...................................................................................       140,000          135,000
  Deferred tax liability ...........................................................................         7,310            6,144
  Other non-current liabilities ....................................................................         4,654            4,501
                                                                                                       -----------      -----------
      Total non-current liabilities ................................................................       151,964          145,645
Commitments and contingent liabilities (See Note 8)
Stockholders' equity:
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 31,171,988 and 30,920,550 shares (excluding 1,444,514 and 1,484,948 Exchangeable Shares, respectively) at July 31, 2002
   and 2001, respectively ..........................................................................           311              309
  Additional paid-in capital .......................................................................       413,813          407,442
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) ..........................       120,441          143,591
  Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment ..............................................        (8,843)          (6,976)
   Unrealized loss on investments -- available for sale ............................................                            (14)
   Unrealized gain (loss) on foreign currency hedge ................................................           794             (421)
Unearned compensation ..............................................................................          (872)          (1,297)
Treasury stock, at cost; 76,607 and 65,296  shares at July 31, 2002 and 2001, respectively .........        (1,432)          (1,171)
                                                                                                       -----------      -----------
      Total stockholders' equity ...................................................................       524,212          541,463
                                                                                                       -----------      -----------
      Total ........................................................................................   $   780,781      $   796,952
                                                                                                       ===========      ===========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   FOR THE YEARS ENDED JULY 31,
                                                                           ------------------------------------------
                                                                              2002            2001            2000
                                                                           ----------      ----------      ----------
   Operating activities:
     Net income (loss) ................................................    $  (23,150)     $   22,458      $    6,481
     Non-cash items included in net income (loss):
       Depreciation and amortization, total (other than multi-client)..        68,341          68,638          71,468
       Depreciation and amortization capitalized to multi-client
          library and software ........................................       (29,244)        (22,617)        (29,828)
       Amortization of multi-client library ...........................       115,287         119,208          76,167
       Impairment of multi-client library .............................        55,204
       (Gain)/loss on disposition of property and equipment ...........        (1,445)         (1,266)            316
       Loss on investment in Miller Exploration Company ...............         1,369
       Equity in (earnings) loss of joint venture .....................          (181)            103             691
       Provision for deferred taxes ...................................         6,242          22,158          (7,806)
       Amortization of unearned compensation ..........................           654             712           1,065
     Change in operating assets/liabilities:
       Accounts and notes receivable ..................................        12,608         (22,020)         (1,457)
       Materials and supplies inventory ...............................        (6,039)         (5,048)           (609)
       Prepayments and other ..........................................          (120)         (5,264)            965
       Income tax receivable ..........................................       (11,032)         (6,275)
       Accounts payable and other accrued liabilities .................        (4,169)         27,683          (1,857)
       Income taxes payable ...........................................                        (1,934)         (1,482)
       Other non-current liabilities ..................................           154            (232)          4,060
       Other ..........................................................           793          (2,054)          3,368
                                                                           ----------      ----------      ----------
          Total cash provided by operating activities .................       185,272         194,250         121,542
   Investing activities:
       Decrease (increase) in restricted cash investments .............          (166)            206              94
       Investment in multi-client library, net cash ...................      (169,039)       (177,060)       (137,655)
       Acquisitions, net of cash received .............................                          (424)         (2,705)
       Sale of KC Offshore, net .......................................                                         6,935
       Purchase of property and equipment .............................       (87,096)        (96,881)        (55,782)
       Sale of Brigham Exploration Company stock ......................                         4,098
       Sale of property and equipment .................................         4,980           3,390           5,045
                                                                           ----------      ----------      ----------
          Total cash used by investing activities .....................      (251,321)       (266,671)       (184,068)
   Financing activities:
       Net long-term debt payments ....................................                          (448)         (5,988)
       Net long-term debt borrowings ..................................         5,000                           5,669
       Debt issue costs ...............................................                                           (37)
       Net proceeds from sale of common stock .........................         2,622          99,117          32,749
       Purchase of treasury stock .....................................                                          (149)
                                                                           ----------      ----------      ----------
          Total cash provided by financing activities .................         7,622          98,669          32,244
     Currency gain on foreign cash ....................................          (205)           (184)            (11)
                                                                           ----------      ----------      ----------
     Change in cash and cash equivalents ..............................       (58,632)         26,064         (30,293)
     Beginning cash and cash equivalents balance ......................        69,218          43,154          73,447
                                                                           ----------      ----------      ----------
     Ending cash and cash equivalents balance .........................    $   10,586      $   69,218      $   43,154
                                                                           ==========      ==========      ==========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED JULY 31,
                                                                                 ------------------------------------------
                                                                                   2002             2001            2000
                                                                                 ----------      ----------      ----------
SCHEDULE OF NON-CASH TRANSACTIONS:
  Utilization of net operating losses existing prior to the
     quasi-reorganization resulting in an increase (decrease) in:
      Deferred tax asset valuation allowance ...............................     $   (1,111)     $   (1,728)         (2,080)
      Additional paid-in capital ...........................................          1,111           1,728           2,080
  Tax deduction due to exercise of stock options resulting in an increase in:
      Deferred tax asset ...................................................          2,379           1,636
      Additional paid-in capital ...........................................          2,379           1,636
  Treasury stock issued for future services resulting in an
     increase (decrease) in:
      Additional paid-in-capital ...........................................                            682             177
      Unearned compensation ................................................                          1,322           1,060
  Capitalization of depreciation and amortization resulting in an increase in:
      Multi-client data library ............................................         29,025          22,511          29,828
      Other assets .........................................................            219             106
  Settlement of accounts receivable and interest payments for
    investments-available for sale .........................................                            479           1,371
  Common stock issued for purchase of Enertec Resource Services Inc. .......                                         25,637
  Common stock issued for purchase of an interest in Fairweather
    Geophysical Inc. .......................................................                           500
  Common stock issued for purchase of Reservoir Characterization
    Research and Consulting Inc. ...........................................                        34,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
     Interest:
      Senior notes .........................................................     $   13,163      $   13,163      $   13,164
      Equipment purchase obligations .......................................                             97              28
      Credit agreements ....................................................            202             450             170
      Other ................................................................            134              18             169
     Income taxes ..........................................................         10,851           1,863          10,377


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000

                                       COMMON STOCK                                            ACCUMULATED
                                          ISSUED            TREASURY STOCK                    EARNINGS FROM              ACCUMULATED
                                   -------------------          AT COST          ADDITIONAL   AUGUST 1, 1991  UNEARNED     COMPRE-
                                                  PAR     -------------------     PAID-IN-   WITH RESPECT TO  COMPENSA-    HENSIVE
                                     SHARES      VALUE     SHARES      COST       CAPITAL      DIGICON INC.     TION         LOSS
                                   -----------   -----    --------    -------    ----------- ---------------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

BALANCE, JULY 31, 1999 ...........  21,470,938   $ 214    (150,068)   $ (2,546)   $   208,749   $   114,652    $   (602)  $ (4,909)
Common stock issued for
   exchangeable stock ............   1,928,917      19                                    (19)
Common stock issued to
   employees .....................     479,779       6                                  5,873
Common stock issued
   for cash ......................   1,190,200      12                                 27,247
Treasury stock issued
   for services under
   restricted stock Agreements ...                          45,893         734            189                    (1,060)
Registration and filing fees .....                                                       (401)
Class A Exchangeable Shares
   issued in Enertec Acquisition .                                                     25,637
Utilization of net operating
   loss carryforwards existing
   prior to quasi-reorganization .                                                      2,080
Cumulative foreign currency
   translation adjustment ........                                                                                             581
Amortization of unearned
   compensation ..................                                                                                1,065
Loss on investments--
   available for sale ............                                                                                          (1,058)
Net income .......................                                                                    6,481
                                   -----------   ----- -----------    --------    -----------   -----------    --------   --------
BALANCE, JULY 31, 2000 ...........  25,069,834   $ 251    (104,175)   $ (1,812)   $   269,355   $   121,133    $   (597)  $ (5,386)
Common stock issued for
   exchangeable stock ............     529,257       5                                     (5)
Common stock issued to
   employees .....................     860,957       9                                 12,987                       (90)
Common stock issued
   for cash ......................   3,302,793      33                                 86,634
Common stock issued in
   acquisition of Reservoir
   Characterization Research
   and Consulting Inc. ...........   1,137,466      11                                 34,381
Common stock issued for
   investment in Fairweather
   Geophysical LLC ...............      20,243                                            500
Treasury stock issued for
   services under restricted
   stock Agreements ..............                          38,879         641            682                    (1,322)
Registration and filing fees .....                                                       (456)
Utilization of net operating
   loss carryforwards existing
   prior to quasi-reorganization .                                                      1,728
Tax deduction for stock option
   exercises .....................                                                      1,636
Cumulative foreign currency
   translation adjustment ........                                                                                          (3,205)
Amortization of unearned
   compensation ..................                                                                                  712
Unrealized gain on investments--
   available for sale ............                                                                                           1,600
Unrealized loss on foreign
   currency hedge ................                                                                                            (420)
Net income .......................                                                                   22,458
                                   -----------   ----- -----------    --------    -----------   -----------    --------   --------
BALANCE, JULY 31, 2001 ...........  30,920,550   $ 309     (65,296)   $ (1,171)   $   407,442   $   143,591    $ (1,297)  $ (7,411)
Common stock issued for
   exchangeable stock ............      40,794
Common stock issued to
   employees .....................      17,061                                            250                      (229)
Common stock issued
   for cash ......................     193,583       2                                  2,623
Treasury stock returned ..........                         (11,311)       (261)            11
Registration and filing fees .....                                                         (3)
Utilization of net operating
   loss carryforwards existing
   prior to quasi-reorganization .                                                      1,111
Tax deduction for stock option
   exercises .....................                                                      2,379
Cumulative foreign currency
   translation adjustment ........                                                                                          (1,867)
Amortization of unearned
   compensation ..................                                                                                  654
Unrealized gain on investments--
   available for sale ............                                                                                              14
Unrealized gain on foreign
   currency hedge ................                                                                                           1,215
Net income (loss) ................                                                                  (23,150)
                                   -----------   ----- -----------    --------    -----------   -----------    --------   --------
BALANCE, JULY 31, 2002 ...........  31,171,988   $ 311     (76,607)   $ (1,432)   $   413,813   $   120,441    $   (872)  $ (8,049)
                                   ===========   ===== ===========    ========    ===========   ===========    ========   ========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000

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

RECLASSIFICATION OF PRIOR YEAR BALANCES

    Certain prior year balances have been reclassified for consistent presentation. Depreciation and amortization expense is now included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income
(Loss)."

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Our financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of the $135.0 million of 9.75% fixed rate debt maturing in October 2003 is $135.4 million at July 31, 2002. The carrying value is a reasonable estimate of fair value for all other financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets.) We have adopted the use of these new accounting statements. The main effect of SFAS No. 141 is to require purchase accounting be used in all future business combinations, disallowing the pooling-of-interests method allowed under APB Opinion No. 16. SFAS No. 142 defines the recording and subsequent treatment of goodwill and other intangible assets derived from business combinations and supercedes APB Opinion No. 17. This statement requires us to discontinue our amortization of goodwill and requires that we test goodwill and other intangible assets for impairment on an annual basis or when certain events trigger such a test. We performed the initial impairment tests in January 2002, and we will retest at least annually.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We will adopt the use of this accounting statement in fiscal 2003 and do not expect adoption to have any effect on our financial position and results of operations.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value or fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We will adopt the use of this accounting statement in fiscal 2003 and do not expect adoption to have a material effect on our financial position and results of operations.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity will be required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We will adopt the use of this accounting statement in fiscal 2003. The adoption of this statement will preclude extraordinary classification of costs related to early debt extinguishment.

    In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We will adopt the use of this accounting statement in fiscal year 2004. We have not yet completed our evaluation of the effect of this statement on our accounting practices.

TRANSLATION OF FOREIGN CURRENCIES

    The U.S. dollar is the functional currency of all of our operations except Canada, which uses the Canadian dollar as its functional currency. Currency gains and losses result from the remeasurement of assets and liabilities denominated in currencies other than their functional currency. (See Note 12)

CASH EQUIVALENTS

    For purposes of the Consolidated Statements of Cash Flows, we define "cash equivalents" as items readily convertible into known amounts of cash with original maturities of three months or less.

RESTRICTED CASH INVESTMENTS

    Restricted cash investments in the amounts of $166,000 at July 31, 2002 were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business.

ACCOUNTS RECEIVABLE

    Unbilled amounts of approximately $47.8 million and $51.7 million are included in accounts and notes receivable at July 31, 2002 and 2001, respectively. Such amounts were not billable to the customer at the fiscal year end in accordance with contract provisions and generally will be billed in one to four months.

INVENTORIES

    Inventories of materials and supplies are stated at the lower of average cost or market.

INVESTMENTS AVAILABLE FOR SALE

    Our marketable securities are considered available for sale and are reported at fair value, with change in fair values recorded as unrealized gains and losses in Accumulated Other Comprehensive Income within stockholders' equity. Realized gains and losses are calculated using the specific identification method. In the fourth quarter of 2002, we initiated a program to liquidate our investment in Miller Exploration Company and recognized the unrealized loss as expense, as we consider the decline in fair value to be other than temporary.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                                                  ESTIMATED
                                                                                 USEFUL LIFE
                                                                                  IN YEARS
                                                                               ---------------
                          Geophysical equipment.......................                3-5
                          Data processing equipment...................                  3
                          Geophysical ship............................                  5
                          Leasehold improvements and other............               3-10

    Depreciation related to assets used in the production of the multi-client library and development of certain software is capitalized. Amounts capitalized were $29.2 million, $22.6 million and $29.8 million in fiscal years 2002, 2001, and 2000, respectively.

    Expenditures for routine repairs and maintenance are charged to expense as incurred. We are contractually obligated to periodically put our chartered vessels into port so that the vessel owner can have legally required maintenance and inspections performed. We accrue for the costs of these port calls in advance. Such accruals were $2.9 million and $1.4 million at July 31, 2002 and 2001, respectively. Expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related assets. The net gain or loss on disposed property and equipment is included in other (income) expenses (See Note 12).

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

     We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In the fourth quarter of this year, we took a $55.2 million pretax impairment charge related to 11 of our multi-client library surveys, which we have shown separately in our income statement as an operating expense. As we analyzed our fiscal 2003 plans in June and July, it became clear that we are not likely to recover the remaining book value of these surveys, hence the fourth quarter charge. Seven of these are land surveys located in the Gulf Coast region. Exploration spending has been very low in this region since shortly after we completed these surveys and we do not anticipate any sales of these surveys in the foreseeable future. Therefore, we have written these surveys completely off of our books, with a net charge of $28.8 million. We have one survey in the Gulf of Mexico that was shot at a cost significantly exceeding its original budget. As we do not currently forecast enough sales to amortize the remainder of the cost of the survey, we have written it down by $16.0 million. This leaves $10.0 million of cost for this survey, an amount we believe to be the fair value of the survey based on future estimated sales. In the Shetland-Faroes area of the North Sea we have a large survey that has been troubled by an ongoing territorial dispute. When the dispute was settled, nine-year concessions were awarded to various licensees. Given the length of the license period we do not foresee significant near-term additional licensing of this survey, and we have written it off with a net charge of $9.3 million. We also have two small 2-D surveys off Africa that were written off with a net charge of $1.1 million. We recorded no such impairment charges in the years ended July 31, 2001 and 2000.

    During the fourth quarter of fiscal 2001, we changed the useful life of marine surveys from 48 months to 60 months. We believe that 60 months more accurately represents the time over which we will derive benefits from our current portfolio of marine surveys. This change in accounting estimate was made prospectively and had an immaterial impact on our results for the year ended July 31, 2001.

GOODWILL

    For acquisitions accounted for under the purchase method, we record the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill. During fiscal 2001 and 2000, goodwill was amortized using the straight-line method over a period of 10 to 20 years, which approximates the period in which benefits were expected to be derived. This amortization was discontinued in the beginning of fiscal 2002 with our adoption of SFAS No. 142 (See Note 3).

MOBILIZATION COST

    Transportation and other expenses incurred prior to commencement of geophysical operations in an area, that would not have been incurred otherwise, are deferred and amortized over the lesser of the term of the related contract or one year. Amounts applicable to operations performed for our own account are included in the cost of the multi-client data library. Included in other assets at July 31, 2002 and 2001, are unamortized mobilization costs approximating $2.6 million and $5.1 million, respectively.

LEASES

    Operating leases include those for office space, specialized geophysical equipment, and our geophysical vessels, which are chartered on a short-term basis relative to their useful economic lives.

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

STOCK-BASED COMPENSATION

    We maintain stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. Our plans do not permit us to grant options at a price lower than market, therefore, we do not record any compensation expense related to stock options. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," we disclose the pro forma effect of stock option expense on net income and earnings per share that would have been recorded using the fair value based method (See Note 8).

EARNINGS PER SHARE

    The computation of earnings per share -- basic is based on the weighted average common shares outstanding (including the exchangeable shares -- see Notes 2 and 10). The computation of earnings per share -- diluted is based upon the weighted average common shares outstanding (including the exchangeable shares) and additional common shares, utilizing the treasury stock method and average market prices, which would have been outstanding if dilutive potential common shares had been issued. Since we recorded a net loss for fiscal 2002 no securities are dilutive and basic and diluted earnings per share are equal for that year (See Note 13).

2. BUSINESS COMBINATIONS

    See Note 16, Subsequent Events, for a description of the Hampson-Russell acquisition.

    During fiscal 2002, we entered into negotiations with Petroleum Geoservices ASA to merge our two companies. During this process we incurred banking, legal, and other professional fees of $7.1 million. We incurred an additional $7.5 million of expense due to the termination of the merger. The $14.6 million of total expense related to the proposed merger is presented as operating expense on the Statement of Operations.

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

    On September 30, 1999, Veritas DGC, Veritas Energy Services Inc. ("VES") and Enertec Resource Services Inc. ("Enertec"), a Canadian company, consummated a business combination (the "Combination") whereby Enertec became a wholly owned subsidiary of VES. As a result of the Combination, each share of Enertec stock was converted into the right to receive VES Class A Exchangeable Series 1 stock (the "Class A shares") at an exchange ratio of 0.345 of a Class A share for each share of Enertec. All of the holders of Enertec common shares became holders of Class A shares and accordingly, 2,437,527 Class A shares were issued. Each Class A share is convertible, at the option of the holder, into one share of common stock of Veritas DGC. Outstanding options to purchase shares of Enertec stock were converted into options to purchase approximately 236,000 shares of common stock of Veritas DGC.

    The total purchase price of Enertec was approximately $28.0 million, comprised of approximately $24.7 million of stock, $0.9 million of our stock options and $2.4 million of business combination costs. The acquisition was accounted for as a purchase with the allocation of purchase price, in accordance with APB 16, yielding approximately $4.9 million of current assets, $13.4 million of property and long-term assets, $2.6 million of liabilities and $12.3 million of goodwill. On April 28, 2000, we sold Enertec's marine high-resolution survey business, KC Offshore, L.L.C. and its subsidiary Kinco Operating, Inc., to the Racal Corporation for $6.9 million

    Pro forma revenue, net income before extraordinary item, net income and earnings per share of the combined Veritas DGC/Enertec entity, presented as if the Combination had occurred on August 1, 1999 are shown below. This pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Combination occurred at the beginning of the periods presented.

                                                                                              (Unaudited)

                                                                                      FOR THE YEAR ENDED JULY 31,
                                                                                    --------------------------------
                                                                                                  2000
                                                                                    --------------------------------
                                                                                       (IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)
              Revenues.............................................................           $   355,467
              Net income before extraordinary item.................................           $     5,251
              Net income...........................................................           $     5,064
              Earnings per share:
                Basic
                  Income per common share before extraordinary item................           $       .20
                  Net income per common share......................................           $       .20
                Diluted
                  Income per common share before extraordinary item................           $       .20
                  Net income per common share......................................           $       .19

3. GOODWILL

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 142 as of August 1, 2001. SFAS No. 142 defines the accounting treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No. 17. This statement requires us to discontinue amortization of goodwill and requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test. The as adjusted effect of implementing SFAS No. 142 is as follows:

                                                                        FOR THE YEARS ENDED JULY 31,
                                                               -----------------------------------------------
                                                                   2002              2001             2000
                                                               ------------      ------------     ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Reported net income (loss) ......................     $    (23,150)     $     22,458     $      6,458
         Goodwill amortization ...........................                              2,292            1,297
                                                               ------------      ------------     ------------
         Adjusted net income (loss) ......................     $    (23,150)     $     24,750     $      7,755
                                                               ============      ============     ============

         Earnings per share:
           Basic:
             Reported net income (loss) per share ........     $       (.71)     $        .73     $        .26
             Goodwill amortization per share .............                                .07              .05
                                                               ------------      ------------     ------------
             Adjusted net income (loss) per share ........     $       (.71)     $        .80     $        .31
                                                               ============      ============     ============

           Diluted:
             Reported net income (loss) per share ........     $       (.71)     $        .71     $        .26
             Goodwill amortization per share .............                                .07              .05
                                                               ------------      ------------     ------------
             Adjusted net income (loss) per share ........     $       (.71)     $        .78     $        .31
                                                               ============      ============     ============

4. LONG-TERM DEBT

    Long-term debt is as follows:

                                                                                     JULY 31,
                                                                          -----------------------------
                                                                              2002             2001
                                                                          ------------     ------------
                                                                                 (IN THOUSANDS)
         Senior Notes due October 2003, at 9 3/4% ...................     $    135,000     $    135,000
         Revolving credit agreement, balance due August 2003 ........            5,000
                                                                          ------------     ------------
                  Total .............................................     $    140,000     $    135,000

    The Senior Notes are due in October 2003 with interest payable semi-annually at 9 3/4% per annum. The Senior Notes are unsecured and are effectively subordinated to any of our secured debt, with respect to the assets securing such debt, and to all debt of our subsidiaries whether secured or unsecured. The indenture relating to the Senior Notes contains certain covenants that limit our ability to, among other things, incur additional debt, pay dividends and complete mergers, acquisitions and sales of assets. Upon a change in our control, as defined in the indenture, each holder of the senior notes has the right to require us to purchase all or a portion of such holder's Senior Note at a price equal to 101% of the aggregate principal amount. We have the right to redeem the senior notes, in whole or part, on or after October 15, 2000. On September 24, 1999, we repurchased $5.5 million of 9 3/4% Senior Notes on the open market at a price of $5.7 million, resulting in an extraordinary loss of $0.2 million, net of tax. On December 3, 1999, we reissued $1.0 million of 9 3/4% Senior Notes at a price of $1.0 million. On December 10, 1999, we reissued $4.6 million of 9 3/4% Senior Notes at a price of $4.7 million.

    We maintain a revolving credit agreement expiring August 2003 with commercial lenders that provides for U.S. advances up to $80.0 million and non-U.S. advances up to $20.0 million. Advances bear interest, at our election, at LIBOR plus a spread or prime rate plus a spread, with the spread based on certain financial ratios maintained by us or our credit rating. At July 31, 2002 the LIBOR spread was 1.25% and the prime rate spread was 0%. Covenants in the agreement limit, among other things, our right to take certain actions, including creating indebtedness. In addition, the agreement requires us to maintain certain financial ratios. Advances of $5.0 million were outstanding at July 31, 2002 under the credit agreement, and $9.2 million in letters of credit have been issued under the facility, leaving $85.8 million available for borrowing.

    During the year ended July 31, 2002, we incurred interest costs of $14.7 million. For the years ended July 31, 2002 and 2001, we capitalized $1,114,000 and $523,000, respectively. No amount was capitalized for the year ended July 31, 2000. The capitalized amounts are related to capital improvements made to the chartered vessels Veritas Viking II and the Veritas Vantage.

5. OTHER ACCRUED LIABILITIES

    Other accrued liabilities include the following:

                                                                  JULY 31,
                                                          -------------------------
                                                             2002           2001
                                                          ----------     ----------
                                                                (IN THOUSANDS)
         Accrued payroll and benefits ...............     $   17,310     $   17,666
         Deferred revenue ...........................         12,187         12,083
         Accrued taxes other than income ............          4,364          4,329
         Merger termination costs ...................          7,500
         Other ......................................         12,808         11,183
                                                          ----------     ----------
         Total ......................................     $   54,169         45,261

6. INCOME TAXES

    Pretax income (loss) was taxed under the following jurisdictions:

                                                                   FOR THE YEARS ENDED JULY 31,
                                                          -----------------------------------------------
                                                              2002              2001             2000
                                                          ------------      ------------     ------------
                                                                           (IN THOUSANDS)
         U.S. .......................................     $    (32,376)     $     15,073     $     11,019
         Non-U.S. ...................................           14,418            23,268              655
                                                          ------------      ------------     ------------
                   Total ............................     $    (17,958)     $     38,341     $     11,674
                                                          ============      ============     ============

    The provision for income taxes consists of the following:

                                                                   FOR THE YEARS ENDED JULY 31,
                                                          -----------------------------------------------
                                                              2002              2001             2000
                                                          ------------      ------------     ------------
                                                                           (IN THOUSANDS)
         Current -- U.S. ............................     $    (12,494)     $     (6,552)    $      5,643
         Deferred -- U.S. ...........................            7,403            15,534           (2,316)
         Current -- Non-U.S .........................           11,444               277            3,663
         Deferred -- Non-U.S ........................           (1,161)            6,624           (1,984)
                                                          ------------      ------------     ------------
                   Total ............................     $      5,192      $     15,883     $      5,006
                                                          ============      ============     ============

    A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of income is as follows:

                                                                          FOR THE YEARS ENDED JULY 31,
                                                                -----------------------------------------------
                                                                    2002              2001             2000
                                                                ------------      ------------     ------------
                                                                                 (IN THOUSANDS)
         Income tax (benefit) at the U.S. statutory rate ..     $     (6,285)     $     13,419     $      4,086
         Increase (reduction) in taxes resulting from:
           Tax effect resulting from foreign activities ...           10,029             1,217            2,919
           Prior year adjustments .........................              403               147           (1,364)
           State income tax ...............................             (391)              343              195
           Software amortization ..........................              848               425
           Miller investment loss .........................              477
           Other ..........................................              111               332             (830)
                                                                ------------      ------------     ------------
                   Total ..................................     $      5,192      $     15,883     $      5,006
                                                                ============      ============     ============

    The tax effect resulting from foreign activities category includes non-U.S. earnings taxed at other than the U.S. statutory rate, non-U.S. losses with no tax recovery, foreign tax credits and deductions, foreign withholding taxes and U.S. tax on Subpart F income, dividends and foreign branch operations. In fiscal 2002 we recorded $6.5 million of expense related to net operating losses in Argentina that are not expected to be utilized, due to our suspension of activity in that country.

    Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows:

                                                                                                    JULY 31,
                                                                                           --------------------------
                                                                                              2002            2001
                                                                                           ----------      ----------
                                                                                                 (IN THOUSANDS)
         Deferred tax assets:
           Difference between book and tax basis of property and equipment ...........     $   10,080      $    8,291
           Difference between book and tax basis of multi-client data library ........          4,388          13,250
           Net operating loss carryforwards ..........................................         20,910          22,596
           Deferred revenues .........................................................          1,899           2,983
           Capitalized research and development costs ................................          2,255             299
           Other deferred tax assets .................................................          2,404            (516)
                                                                                           ----------      ----------
                   Total .............................................................         41,936          46,903
         Deferred tax liabilities ....................................................           (865)         (4,599)
                                                                                           ----------      ----------
         Net deferred tax asset ......................................................         41,071          42,304
         Valuation allowance .........................................................        (27,315)        (27,273)
                                                                                           ----------      ----------
         Net deferred tax asset ......................................................     $   13,756      $   15,031
                                                                                           ----------      ----------

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

    As of July 31, 2002, we had U.S. net operating loss carryforwards of approximately $31.7 million. Approximately $11.8 million of net operating loss carryforwards existed prior to the quasi-reorganization.

    The following schedule sets forth the expiration dates of the U.S. and non-U.S. net operating losses.

                                                 U.S. NET      NON-U.S. NET
                                                OPERATING       OPERATING
         FISCAL YEAR                              LOSS             LOSS
         -----------                           -----------     ------------
                                                      (IN THOUSANDS)
         2003 ...........................           4,222           1,570
         2004 ...........................           6,355           2,105
         2005 ...........................           1,198           1,257
         2006 ...........................           1,347             846
         2007 ...........................           2,505             100
         2008 ...........................                           3,129
         2009 ...........................             152             765
         2010 ...........................           2,710              21
         2011 ...........................           9,986              91
         2012 ...........................                             185
         2018 ...........................           2,070
         2019 ...........................           1,172
         2020 ...........................              22
         Indefinite .....................                          32,382
                                              -----------     -----------
                  Total .................     $    31,739     $    42,451
                                              ===========     ===========

    Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits (such as investment tax credits) for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. We performed the required testing and concluded that two "ownership changes" occurred. The first occurred in connection with the issuance of common stock through a public offering we made on January 6, 1992. The utilization of U.S. net operating loss carryforwards existing at the date of the first "ownership change" is limited to approximately $4.0 million per year. The second "ownership change" occurred in 1996 as a result of the stock acquisition of Veritas Energy Services Inc. The utilization of U.S. net operating losses incurred between the first and second ownership changes is limited to approximately $8.9 million per year, which includes the limitation of approximately $4.0 million from the first ownership change. For the year ended July 31, 2001, we utilized $8.9 million of limitation carryover. For the year ended July 31, 2002, we generated a U.S. net operating loss of $27.9 million which we expect to carry back and utilize against prior years' taxable income.

    Non-U.S. operations had net operating loss carryforwards of approximately $42.4 million at July 31, 2002, of which approximately $10.8 million existed prior to the quasi-reorganization. Approximately $23.0 million of the total non-U.S. net operating loss carryforwards are related to United Kingdom operations, have an indefinite carryforward period, and are available to offset future profits in our current trade or business. Approximately $10.2 million of the United Kingdom net operating loss carryforwards existed prior to the quasi-reorganization.

    We consider the undistributed earnings of our non-U.S. subsidiaries to be permanently reinvested. We have not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if we should sell our stock in the subsidiaries.

7. COMMITMENTS AND CONTINGENT LIABILITIES

    Total rentals of vessels, equipment and office facilities charged to operations amounted to $65.6 million, $78.8 million and $57.0 million for the years ended July 31, 2002, 2001 and 2000, respectively.

    Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining noncancellable terms of at least one year are as follows:

                                FISCAL YEAR                                        MINIMUM RENTALS
                                -----------                                        ---------------
                                                                                    (IN THOUSANDS)
                                2003..................................                 $ 41,710
                                2004..................................                   30,738
                                2005..................................                   23,963
                                2006..................................                   19,932
                                2007 and thereafter...................                   43,986

    We carry workers compensation insurance that limits our liability on a per claim and per policy year basis. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of any such claims would not have a material adverse impact on our financial position.

8. EMPLOYEE BENEFITS

    We maintain a 401(k) plan in which employees of our majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. Employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 50% of their salary to a maximum of $11,000 per year. Generally, we contribute an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever is less). However, if consolidated pre-tax income for any fiscal year is less than the amount we are required to contribute, we may elect to reduce our contribution, but in no event may we reduce the total contribution to less than 25% of the employee contribution. We may make additional contributions from our current or cumulative net profits in an amount determined by the Board of Directors. Our matching contributions to the 401(k) plan were $1,083,000 in 2002, $971,000 in 2001 and $821,000 in 2000.

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

    We also maintain a stock option plan for non-employee directors (the "Director Plan") under which options are granted to our non-employee directors. The Director Plan provides that every year each eligible director is granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over ten years from the date of grant. The exercise price for each option granted is the fair market value at the date of grant. The Board of Directors has authorized 600,000 shares of common stock to be issued under the Director Plan. The following tables provide additional information related to our stock option plans:

                                                                                  FOR THE YEAR ENDED JULY 31, 2002
                                                                     --------------------------------------------------------
                                                                                                                   WEIGHTED
                                                                                     WEIGHTED       WEIGHTED        AVERAGE
                                                                                     AVERAGE         AVERAGE      CONTRACTUAL
                                                                     NUMBER OF       EXERCISE      GRANT DATE        LIFE
                                                                      SHARES          PRICE        FAIR VALUE      IN YEARS
                                                                     ----------      ---------     ----------     -----------
               Beginning balance...........................           2,011,619       $  23.16
               Options granted.............................              30,000       $  15.09        $ 9.87           10
               Options exercised...........................             (32,292)      $   9.24
               Options forfeited...........................            (124,662)      $  27.96
                                                                    -----------
                     Ending balance........................           1,884,665       $  22.95
                                                                    ===========
                     Options exercisable...................           1,471,018       $  20.91
                                                                    ===========
               Options exercisable by range of exercise price:
                 $ 0.00-$ 5.65.............................               8,333       $   5.25
                 $ 5.65-$11.30.............................             483,511       $  10.07
                 $11.30-$16.95.............................              42,400       $  13.12
                 $16.95-$22.60.............................             280,018       $  19.44
                 $22.60-$28.25.............................             360,380       $  25.99
                 $28.25-$33.90.............................                 790       $  30.78
                 $33.90-$39.55.............................             279,400       $  34.80
                 $39.55-$45.20.............................               9,645       $  43.73
                 $45.20-$50.85.............................               4,828       $  45.31
                 $50.85-$56.50.............................               1,713       $  54.80
                                                                    -----------
                     Ending balance........................           1,471,018
                                                                    ===========
               Ending balance by range of exercise price:
                 $ 0.00-$ 5.65.............................               8,333       $   5.25
                 $ 5.65-$11.30.............................             483,511       $  10.07
                 $11.30-$16.95.............................              65,275       $  13.81
                 $16.95-$22.60.............................             280,018       $  19.44
                 $22.60-$28.25.............................             509,551       $  25.90
                 $28.25-$33.90.............................                 790       $  30.78
                 $33.90-$39.55.............................             521,001       $  34.64
                 $39.55-$45.20.............................               9,645       $  43.73
                 $45.20-$50.85.............................               4,828       $  45.31
                 $50.85-$56.50.............................               1,713       $  54.80
                                                                    -----------
                     Ending balance........................           1,884,665
                                                                    ===========

                                                       FOR THE YEAR ENDED JULY 31, 2001
                                               -----------------------------------------------
                                                                   WEIGHTED         WEIGHTED
                                                                   AVERAGE          AVERAGE
                                                NUMBER OF          EXERCISE        GRANT DATE
                                                  SHARES            PRICE          FAIR VALUE
                                               ------------      ------------     ------------
         Beginning balance ...............        2,278,562      $      17.43
         Options granted .................          568,456      $      34.44     $      26.96
         Options converted from RC(2) ....          149,370      $      21.02     $      23.22
         Options exercised ...............         (857,757)     $      15.05
         Options forfeited ...............         (127,012)     $      23.31
                                               ------------      ------------
                Ending balance ...........        2,011,619      $      23.15
                                               ============      ============
                Options exercisable ......        1,087,533      $      20.50
                                               ============      ============

                                                                 FOR THE YEAR ENDED JULY 31, 2000
                                                          --------------------------------------------
                                                                             WEIGHTED       WEIGHTED
                                                                             AVERAGE        AVERAGE
                                                           NUMBER OF         EXERCISE      GRANT DATE
                          `                                 SHARES            PRICE        FAIR VALUE
                                                          -----------      -----------     -----------
         Beginning balance ..........................       1,928,048      $     14.43
         Options granted ............................         576,011      $     26.10     $     19.88
         Options converted from Enertec .............         236,000      $     12.65
         Options exercised ..........................        (349,056)     $     11.70
         Options forfeited ..........................        (112,441)     $     18.15
                                                          -----------      -----------
                Ending balance ......................       2,278,562      $     17.43
                                                          ===========      ===========
                Options exercisable .................       1,232,590      $     16.38
                                                          ===========      ===========

    The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

                                                          FOR THE YEARS ENDED
                                                                JULY 31,
                                               ------------------------------------------
                                                  2002            2001            2000
                                               ----------      ----------      ----------
         Risk-free interest rate .........            4.9%            5.1%            5.9%
         Expected volatility .............           69.0%           67.5%           62.3%
         Expected life in years ..........            6.3(1)         10.0            10.0

        (1) Based upon current exercise and forfeiture history, we now estimate the expected life of our 10 year options to be 6.3 years.

    On November 1, 1997, we initiated an employee stock purchase plan. This plan was amended and restated on December 11, 2001 to make an aggregate 1,000,000 shares available for issuance under the plan. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter. During the year ended July 31, 2002, 187,998 shares of common stock were issued with a weighted average grant date fair value of $12.42. During the year ended July 31, 2001, 61,001 shares of common stock were issued with a weighted fair value at grant of $27.04 per share. During the year ended July 31, 2000, 130,744 shares of common stock were issued with a weighted average grant date fair value of $13.57 per share.

    On June 9, 1998, we initiated a restricted stock plan. This plan was amended and restated on March 7, 2000 to make an aggregate of 173,975 shares available for issuance under the plan. On March 8, 2001, an additional 200,000 shares were reserved for use under the new 2001 plan. The Board of Directors' Compensation Committee determines the eligibility of an employee and the terms and amount of the grant. In addition, we have issued restricted stock in conjunction with certain employment agreements.

    These tables represent the restricted shares issued for fiscal 2002 and 2001.

                                                          YEAR ENDED JULY 31, 2002
                          ----------------------------------------------------------------------------------------
                             NUMBER OF                                           GRANT                  VESTING
                          SHARES GRANTED              GRANT DATE                 PRICE              PERIOD (YEARS)
                          --------------              ----------                 -----              --------------
                               1,200                  August 2001               $ 15.75                    3
                                  99                  August 2001               $ 16.06                    1
                              14,286                  August 2001               $ 16.10                    3
                               4,500                 October 2001               $ 13.79                    3

                                                           YEAR ENDED JULY 31, 2001
                          ----------------------------------------------------------------------------------------
                                                                                  WEIGHTED
                             NUMBER OF                                          AVERAGE GRANT              VESTING
                          SHARES GRANTED                 GRANT DATE                 PRICE                  PERIOD
                          --------------                 ----------             -------------              ------

                      1,500...............           August 2000                    $ 23.88                 3 Years
                      5,000...............           September 2000                 $ 30.50                 3 Years
                      1,000...............           September 2000                 $ 30.25                 3 Years
                      4,000...............           November 2000                  $ 30.50                 3 Years
                      5,113...............           February 2001                  $ 28.40                 3 Years
                      2,556...............           February 2001                  $ 28.40                 3 Years
                      15,947..............           March 2001                     $ 36.98                 3 Years
                      7,378...............           March 2001                     $ 34.40                 1 Year
                      1,500...............           April 2001                     $ 30.24                 3 Years
                      1,200...............           May 2001                       $ 32.82                 3 Years
                      2,000...............           May 2001                       $ 35.21                 3 Years

    Compensation expense relating to the stock-based compensation plans described above was $654,000, $712,000 and $1.1 million the years ended July 31, 2002, 2001 and 2000, respectively. The effect on net income and earnings per share that would have been recorded using the fair value based method for stock options as allowed by SFAS 123 is as follows:

                                                                                          FOR THE YEARS ENDED JULY 31,
                                                                                -----------------------------------------------
                                                                                    2002              2001             2000
                                                                                ------------      ------------     ------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Reported net income (loss) .......................................     $    (23,150)     $     22,458     $      6,481
         Pro forma net income (loss) ......................................     $    (29,350)     $      8,837     $        303
         Reported net income (loss) per common share -- basic .............     $       (.71)     $        .73     $        .25
         Pro forma earnings (loss) per common share -- basic ..............     $       (.91)     $        .29     $        .01
         Reported net income (loss) per common share -- diluted ...........     $       (.71)     $        .71     $        .25
         Pro forma earnings (loss) per common share -- diluted ............     $       (.91)     $        .28     $        .01

    The pro forma effect on net income and earnings per share may not be representative of the pro forma effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

     The following table presents data related to all of our equity-based compensation plans, for both directors and employees, and provides information related to potential ownership dilution:

                                                             NUMBER OF                                   NUMBER OF SECURITIES
                                                          SECURITIES TO BE                               AVAILABLE FOR FUTURE
                                                            ISSUED UPON        WEIGHTED AVERAGE        ISSUANCE EXCLUDING THOSE
                                                            EXERCISE OF        EXERCISE PRICE OF         RELATED TO CURRENTLY
EQUITY-BASED COMPENSATION PLANS                         OUTSTANDING OPTIONS   OUTSTANDING OPTIONS        OUTSTANDING OPTIONS
-------------------------------                         -------------------   -------------------  --------------------------------
Stock option plans approved by stockholders(1) .......         1,465,879         $      20.17                  1,063,762
Stock option plans not approved by stockholders ......           418,786         $      32.68                  1,519,020
Restricted stock plans not approved by stockholders ..            48,561         $       0.00(2)                 232,953

(1) The 1992 employee non-qualified stock option plan was approved by stockholders, however the number of shares available for grant under that plan was amended once without stockholder approval. The number of shares added to the plan without stockholder approval was 1,754,550.

(2) Restricted stock vests upon completion of specified years of service. No cash payment is required from the recipient.

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

                                                                                              FOR THE YEARS ENDED
                                                                                                    JULY 31,
                                                                                ------------------------------------------------
                                                                                    2002              2001              2000
                                                                                ------------      ------------      ------------
                                                                                                 (IN THOUSANDS)
         Service costs (benefits earned during the period) ................     $        530      $        550      $        622
         Interest cost on projected benefit obligation ....................              750               656               733
         Expected return on plan assets ...................................             (546)             (551)             (856)
         Net amortization and deferral ....................................              118                46               555
                                                                                ------------      ------------      ------------
         Net periodic pension costs .......................................     $        852      $        701      $      1,054
                                                                                ============      ============      ============

    The funded status of the Pension Plan is as follows:

                                                                                           JULY 31,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                ------------      ------------
                                                                                        (IN THOUSANDS)
         Plan assets at fair value ........................................     $      8,257      $      7,935
                                                                                ============      ============

         Projected benefit obligation in excess of plan assets ............     $      4,673      $      4,358
         Unrecognized prior service costs .................................           (1,620)           (1,590)
         Unrecognized actuarial loss ......................................           (1,664)           (1,361)
                                                                                ------------      ------------
         Net pension liability ............................................     $      1,389      $      1,407
                                                                                ============      ============

    Amounts included in the consolidated balance sheet consist of:

                                                                                           JULY 31,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                ------------      ------------
                                                                                        (IN THOUSANDS)

         Accrued benefit liability ........................................     $      3,009      $      2,997
         Intangible asset .................................................           (1,620)           (1,590)
                                                                                ------------      ------------
         Net pension liability ............................................     $      1,389      $      1,407
                                                                                ============      ============

    The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

                                                                                              FOR THE YEARS ENDED
                                                                                                    JULY 31,
                                                                                ------------------------------------------------
                                                                                    2002              2001              2000
                                                                                ------------      ------------      ------------
         Discount rate ....................................................              6.0%              6.0%              6.0%
         Rates of increase in compensation levels .........................              4.0%              4.0%              4.0%
         Expected long-term rate of return on assets ......................              6.5%              6.5%              6.5%

    The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

                                                                              JULY 31,
                                                                        2002            2001
                                                                     ----------      ----------
                                                                           (IN THOUSANDS)
         Benefit obligation at beginning of year ...............     $   12,293      $   11,439
         Service cost ..........................................            530             550
         Interest cost .........................................            750             656
         Contributions by plan participants ....................            233             231
         Actuarial gains and losses ............................         (1,989)            177
         Benefits paid .........................................            (48)            (45)
         Foreign currency exchange rate changes ................          1,161            (715)
                                                                     ----------      ----------
         Benefit obligation at end of year .....................     $   12,930      $   12,293
                                                                     ==========      ==========

         Fair value of plan assets at beginning of year ........     $    7,935      $    8,543
         Actual return on plan assets ..........................         (1,853)           (694)
         Employer contributions ................................          1,247             409
         Plan participants' contributions ......................            233             231
         Benefits paid .........................................            (48)            (45)
         Foreign currency exchange rate changes ................            743            (509)
                                                                     ----------      ----------
         Fair value of plan assets at end of year ..............     $    8,257      $    7,935
                                                                     ==========      ==========

9. UNREALIZED LOSS ON INVESTMENTS -- AVAILABLE FOR SALE

    In April 1999, we exchanged a $4.7 million account receivable from Miller Exploration Company ("Miller"), a publicly traded company, for a long-term interest-bearing note. Interest is paid in Miller common stock warrants, with an exercise price of $0.01 per share. During fiscal 2001 we exchanged 500,000 warrants for 496,923 shares of Miller common stock.

     In the fourth quarter of 2002, we initiated a program to liquidate our investment in Miller and therefore, recognized the unrealized loss as an expense during fiscal 2002.

                                                                                 JULY 31,
                                               ---------------------------------------------------------------------------
                                                          2002                                    2001
                                               ---------------------------     -------------------------------------------
                                                  COST            FAIR            COST         UNREALIZED        FAIR
                                                  BASIS           VALUE           BASIS           LOSS           VALUE
                                               -----------     -----------     -----------     -----------     -----------

         Miller stock and warrants                     133             133           1,501              14           1,487

10. HEDGE TRANSACTION

    In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively locking our exchange rate for Norwegian kroner to the U.S. dollar. The unrealized gain (loss) on the hedge transaction is summarized below:

                                                 JULY 31, 2002                                  JULY 31, 2001
                                  -------------------------------------------     --------------------------------------------
                                   CONTRACT       UNREALIZED                       CONTRACT       UNREALIZED
                                     VALUE           GAIN         FAIR VALUE         VALUE          (LOSS)         FAIR VALUE
                                  -----------     -----------     -----------     -----------     -----------      -----------
                                                                        (IN THOUSANDS)

         Forward contracts        $     6,032     $       794     $     6,826     $     9,183     $      (421)     $     8,762

     Assuming no changes in exchange rates after July 31, 2002, we expect to recognize $490,000 of the unrealized gain in fiscal year 2003.

11. COMMON AND PREFERRED STOCK AND SPECIAL VOTING STOCK AND EXCHANGEABLE SHARES

    The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value $.01, in one or more series and determine the voting rights, preferences as to dividends, liquidation, conversion, and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 2002.

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

12. OTHER (INCOME) EXPENSE

    Other (income) expense consist of the following:

                                                                                              FOR THE YEARS ENDED
                                                                                                    JULY 31,
                                                                                ------------------------------------------------
                                                                                    2002              2001              2000
                                                                                ------------      ------------      ------------
                                                                                                 (IN THOUSANDS)
         Net foreign currency exchange loss ...............................     $      2,746      $        745      $         99
         Net (gain) loss on disposition of property and equipment .........           (1,445)           (1,266)              316
         Interest income ..................................................           (1,414)           (5,126)           (3,637)
         (Income) loss from unconsolidated subsidiary .....................             (181)              103               691
         Unrealized loss on Miller investment .............................            1,368
         Other ............................................................              712               (23)              (47)
                                                                                ------------      ------------      ------------
                  Total ...................................................     $      1,786      $     (5,567)     $     (2,578)
                                                                                ============      ============      ============

13. EARNINGS PER COMMON SHARE

    Earnings per common share -- basic and earnings per common share -- diluted are computed as follows:

                                                                                              FOR THE YEARS ENDED JULY 31,
                                                                                    -----------------------------------------------
                                                                                        2002              2001             2000
                                                                                    ------------      ------------     ------------
                                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Income (loss) before extraordinary item ..............................     $    (23,150)     $     22,458     $      6,668
         Extraordinary loss on debt repurchase ................................                                                (187)
                                                                                    ------------      ------------     ------------
         Net income (loss) ....................................................     $    (23,150)     $     22,458     $      6,481
                                                                                    ============      ============     ============
         Basic:
           Weighted average common shares (including exchangeable shares) .....           32,409            30,727           25,485
           Income (loss) per common share before extraordinary item ...........     $       (.71)     $        .73     $        .26
           Loss per common share from extraordinary item ......................                                                (.01)
                                                                                    ------------      ------------     ------------
           Net income (loss) per share ........................................     $       (.71)     $        .73     $        .25
                                                                                    ============      ============     ============
         Diluted:
           Weighted average common shares (including exchangeable shares) .....           32,409            30,727           25,485
           Shares issuable from assumed conversion of:
              Options(1) ......................................................                                752              629
                                                                                    ------------      ------------     ------------
                   Total ......................................................           32,409            31,479           26,114
                                                                                    ============      ============     ============
           Income (loss) per common share before extraordinary item ...........     $       (.71)     $        .71     $        .26
           Loss per common share from extraordinary item ......................                                                (.01)
                                                                                    ------------      ------------     ------------
           Net income (loss) per share ........................................     $       (.71)     $        .71     $        .25
                                                                                    ============      ============     ============

    (1) The outstanding options are anti-dilutive in fiscal 2002 due to the net loss.

    The following options to purchase common shares have been excluded from the computation assuming dilution for the years ended July 31, 2002, 2001 and 2000 because the options' exercise price exceeded the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

                                                                         FOR THE YEARS ENDED JULY 31,
                                                             ---------------------------------------------------
                                                                 2002                2001               2000
                                                             ------------        ------------       ------------
                 Number of options...................           1,884,665             664,516          1,236,590
                 Exercise price range................        $5.25-$55.13       $26.00-$55.13      $20.25-$55.13
                 Expiring through....................          March 2012          March 2011         March 2010

14. SEGMENT AND GEOGRAPHICAL INFORMATION

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

                                                                                        FOR THE YEAR ENDED JULY 31, 2002
                                                                                ------------------------------------------------
                                                                                  SEGMENTS         CORPORATE           TOTAL
                                                                                ------------      ------------      ------------
                                                                                             (DOLLARS IN THOUSANDS)

         Revenue ..........................................................     $    455,683                        $    455,683
         Operating income .................................................           43,225      $    (45,769)           (2,544)
         Net income (loss) before income tax ..............................           41,419           (59,377)          (17,958)
         Total assets .....................................................          703,802            76,979           780,781

                                                                                        FOR THE YEAR ENDED JULY 31, 2001
                                                                                ------------------------------------------------
                                                                                  SEGMENTS         CORPORATE           TOTAL
                                                                                ------------      ------------      ------------
                                                                                             (DOLLARS IN THOUSANDS)

         Revenue ..........................................................     $    477,302                        $    477,302
         Operating income .................................................           80,441      $    (34,007)           46,434
         Net income (loss) before income tax ..............................           82,737           (44,396)           38,341
         Total assets .....................................................          676,936           120,016           796,952

                                                                                        FOR THE YEAR ENDED JULY 31, 2000
                                                                                ------------------------------------------------
                                                                                  SEGMENTS         CORPORATE           TOTAL
                                                                                ------------      ------------      ------------
                                                                                             (DOLLARS IN THOUSANDS)

         Revenue ..........................................................     $    353,079                        $    353,079
         Operating income .................................................           46,112      $    (22,893)           23,219
         Net income (loss) before income tax ..............................           47,284           (35,610)           11,674
         Total assets .....................................................          530,119            81,689           611,808

    This table presents consolidated revenues by geographic area based on the location of the use of the product or service for the years ended July 31, 2002, 2001 and 2000:

                                                                                              FOR THE YEARS ENDED
                                                                                                    JULY 31,
                                                                                ------------------------------------------------
                                                                                    2002              2001              2000
                                                                                ------------      ------------      ------------
                                                                                                 (IN THOUSANDS)
         Geographic areas:
           United States ..................................................     $    185,238      $    193,204      $    130,872
           Canada .........................................................           75,885           113,334            95,686
           Latin America ..................................................           95,382            68,501            41,480
           Europe .........................................................           47,224            48,427            35,388
           Middle East/Africa .............................................           25,610            18,363            27,012
           Asia Pacific ...................................................           26,344            35,473            22,641
                                                                                ------------      ------------      ------------
                   Total ..................................................     $    455,683      $    477,302      $    353,079
                                                                                ============      ============      ============

    This table presents long-lived assets by geographic area based on the location of the assets:

                                                                                              FOR THE YEARS ENDED
                                                                                                    JULY 31,
                                                                                ------------------------------------------------
                                                                                    2002              2001              2000
                                                                                ------------      ------------      ------------
                                                                                                 (IN THOUSANDS)
         Geographic areas:
           United States ..................................................     $    140,082      $    120,077      $     93,464
           Asia Pacific ...................................................           12,981            13,710            17,056
           Canada .........................................................           14,668            18,071            14,560
           Europe .........................................................           11,444             9,931            11,253
           Latin America ..................................................            4,082             4,821             6,588
           Middle East/Africa .............................................            7,824             7,325             3,657
                                                                                ------------      ------------      ------------
                   Total ..................................................     $    191,081      $    173,935      $    146,578
                                                                                ============      ============      ============

    In fiscal 2002, a single large national oil company accounted for 12% of our revenue. In fiscal 2001 and 2000 no customer accounted for 10% or more of total revenue.

    We generate our revenue in the exploration and production ("E&P") sector of the petroleum industry and, therefore, are subject to fluctuations in E&P spending. E&P spending is directly related to the actual and expected prices of oil and gas, which are subject to wide and relatively unpredictable variations.

15. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                                                            FOR THE YEAR ENDED JULY 31, 2002
                                                             ----------------------------------------------------------------
                                                             1ST QUARTER      2ND QUARTER      3RD QUARTER     4TH QUARTER(1)
                                                             ------------     ------------     ------------    --------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ...............................................     $    121,378     $    119,623     $    109,267     $    105,415
Net income (before unusual charges) ....................     $      7,645     $      9,470     $      9,123     $      6,165
Net income (loss) ......................................     $      7,645     $      7,677     $      8,045     $    (46,517)
Net income per common share (before unusual charges) ...     $        .24     $        .29     $        .28     $        .19
Net income (loss) per common share -- basic ............     $        .24     $        .24     $        .25     $      (1.43)
Net income (loss) per common share -- diluted ..........     $        .24     $        .24     $        .25     $      (1.43)

                                                                            FOR THE YEAR ENDED JULY 31, 2001
                                                             ----------------------------------------------------------------
                                                             1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
                                                             ------------     ------------     ------------    --------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ...............................................     $    111,299     $    134,415     $    126,617     $    104,971
Net income .............................................     $      5,008     $      7,220     $      8,384     $      1,846
Net income per common share -- basic ...................     $        .18     $        .24     $        .26     $        .06
Net income per common share -- diluted .................     $        .18     $        .23     $        .26     $        .06

    (1) The fourth quarter of fiscal 2002 includes unusual charges of $55.2 million for impairment of multi-client surveys, $10.2 million for merger costs and merger termination expense, and a $6.5 million allowance for Argentine net operating losses.

    Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

16. SUBSEQUENT EVENTS

    On August 1, 2002, we paid Petroleum Geoservices ASA $7.5 million related to the termination of our proposed merger.

    On August 21 2002, we acquired Hampson-Russell Software Services Ltd., a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for a cash payment of $9,250,000, transfer of 589,623 shares of Veritas common stock ($12.57 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. Our preliminary allocation of the $16.8 million purchase price, including approximately $0.1 million of fees and expenses, is as follows: $13.2 million to software, $4.2 million to goodwill, $1.1 million to accrued liabilities and $0.5 million to other assets. The software will be amortized over no more than five years. David B. Robson, Veritas DGC's Chairman and Chief Executive Officer, beneficially owns a controlling interest in Vada Industries Ltd., which was a 25% shareholder of Hampson Russell at the time of the acquisition.

                        VERITAS DGC INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                                                                          FOR THE YEARS ENDED JULY 31,
                                                                                ------------------------------------------------
                                                                                    2002              2001              2000
                                                                                ------------      ------------      ------------
                                                                                             (DOLLARS IN THOUSANDS)
         ALLOWANCE FOR DOUBTFUL ACCOUNTS
           Beginning balance ................................................   $        709      $      1,749      $      3,038
           Expenses/(adjustments) ...........................................          3,434            (1,040)(1)          (914)(1)
           Write-offs .......................................................
           Recovery .........................................................                                               (375)
                                                                                ------------      ------------      ------------
           Ending balance ...................................................   $      4,143      $        709      $      1,749
                                                                                ============      ============      ============
         ALLOWANCE FOR LONG-TERM RECEIVABLES
           Beginning balance ................................................                     $      1,000      $      1,000
           Expense ..........................................................                           (1,000)(2)
                                                                                                  ------------      ------------
           Ending balance ...................................................                     $         --      $      1,000
                                                                                                  ============      ============
         ACCRUED DRY DOCK
           Beginning balance ................................................   $      1,432      $      2,958      $      2,621
           Additions ........................................................          3,098             2,485             3,295
           Reduction ........................................................         (1,673)           (4,011)           (2,894)
           Other ............................................................                                                (64)
                                                                                ------------      ------------      ------------
           Ending balance ...................................................   $      2,857      $      1,432      $      2,958
                                                                                ============      ============      ============
         TAX VALUATION ALLOWANCE
           Beginning balance ................................................   $     27,273      $     36,229      $     38,078
           Argentine NOL reserve ............................................          6,541
           Projected utilization/adjustment of net operating carryforwards ..         (6,499)           (8,956)           (1,849)
                                                                                ------------      ------------      ------------
           Ending balance ...................................................   $     27,315      $     27,273      $     36,229
                                                                                ============      ============      ============

(1) Estimates were revised due to improved collections of past due receivables.

(2) Estimate was revised due to published report of debtor's intent and ability to repay debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is incorporated by reference to the material to appear under the headings "Election of Directors -- Nominees" and "Other Information -- Executive Officer Tenure and Identification" in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference to the material to appear under the heading "Other Information -- Executive Compensation" in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference to the material to appear under the headings "Election of Directors" and "Other Information -- Certain Stockholders" in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference to the material to appear under the heading "Other Information -- Certain Transactions" in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

    Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  PAGE NUMBER
                                                                                  -----------
         Report of Independent Accountants ................................           13
         Consolidated Statements of Operations and Comprehensive
         Income (Loss) for the Three Years Ended July 31, 2002 ............           14
         Consolidated Balance Sheets as of July 31, 2002 and 2001 .........           15
         Consolidated Statements of Cash Flows for the Three Years
           Ended July 31, 2002 ............................................           16
         Consolidated Statements of Changes in Stockholders' Equity
           for the Three Years Ended July 31, 2002 ........................           18
         Notes to Consolidated Financial Statements .......................           19
         Financial Statement Schedule II -- Valuation and
           Qualifying Accounts ............................................           36

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedule II -- Valuation and Qualifying Accounts appears on page 36. All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

          FORM 8-K REPORTS FILED DURING THE QUARTER ENDED JULY 31, 2002

    On July 30, 2002, we announced that our Board of Directors had withdrawn its approval and recommendation supporting the previously announced business combination with Petroleum Geo-Services ASA ("PGS"). On July 31, 2002, we announced that the Agreement and Plan of Merger and Exchange Agreement with PGS had been formally terminated and filed a Form 8-K to that effect.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 7th day of October, 2002.

                                             VERITAS DGC INC.

                                             By:       /s/ DAVID B. ROBSON
                                                 -------------------------------
                                                         David B. Robson
                                                    (Chairman of the Board and
                                                     Chief Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 7th day of October 2002.


            /s/ DAVID B. ROBSON                      Chairman of the Board and Chief Executive
------------------------------------------------       Officer, Director
            David B. Robson

           /s/ STEPHEN J. LUDLOW                     Vice Chairman, Director
------------------------------------------------
           Stephen J. Ludlow

           /s/ TIMOTHY L. WELLS                      President and Chief Operating Officer
------------------------------------------------
           Timothy L. Wells

         /s/ MATTHEW D. FITZGERALD                   Executive Vice President, Chief Financial
------------------------------------------------       Officer and Treasurer
         Matthew D. Fitzgerald

          /s/ CLAYTON P. CORMIER                     Director
------------------------------------------------
          Clayton P. Cormier

                                                     Director
------------------------------------------------
         Lawrence C. Fichtner

            /s/ JAMES R. GIBBS                       Director
------------------------------------------------
            James R. Gibbs

                                                     Director
------------------------------------------------
           Steven J. Gilbert

           /s/ BRIAN F. MACNEILL                     Director
------------------------------------------------
           Brian F. MacNeill

               /s/ JAN RASK                          Director
------------------------------------------------
               Jan Rask

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David B. Robson, certify that:

    1.  I have reviewed this annual report on Form 10-K of Veritas DGC Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

October 7, 2002

                                             /s/ David B. Robson
                                             -----------------------------------
                                             David B. Robson
                                             Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Matthew D. Fitzgerald, certify that:

    1.  I have reviewed this annual report on Form 10-K of Veritas DGC Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

    October 7, 2002

                                             /s/ Matthew D. Fitzgerald
                                             -----------------------------------
                                             Matthew D. Fitzgerald
                                             Chief Financial Officer

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

          10-V --   Employment Agreement between Veritas DGC Inc. and Anthony
                    Tripodo. (Exhibit 10-V to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2002 is incorporated herein by reference.)

          10-W --   Credit Agreement among Veritas DGC Inc., as borrower, and
                    Wells Fargo, Inc., as a bank and agent for the banks named therein, dated July 19, 2001. (Exhibit 10-W to Veritas DGC
                    Inc.'s Form 10-K for the year ended July 31, 2001 is incorporated herein by reference.)

           *21 --   Subsidiaries of the Registrant.

           *23 --   Consent of PricewaterhouseCoopers LLP.

         *99.1 --   Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 by David B. Robson.

         *99.2 --   Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 by Matthew D. Fitzgerald.

----------

* Filed herewith