Form 10-Q
period 2002-10-31
VERITAS DGC INC
filed 2002-12-16
CIK 28866

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

                                       OR
   [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                    COMMISSION FILE NUMBER 1-7427       TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of the Company's common stock, $.01 par value, outstanding at November 30, 2002 was 33,287,866 (including 1,444,411 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                      INDEX



================================================================================

                                                                                                    Page Number
                                                                                                    -----------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Operations and Comprehensive Income -
                  For the Three Months Ended October 31, 2002 and 2001                                   1

                Consolidated Balance Sheets - October 31, 2002 and July 31, 2002                         2

                Consolidated Statements of Cash Flows -
                  For the Three Months Ended October 31, 2002 and 2001                                   3

                Notes to Consolidated Financial Statements                                               4

             Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                 9

             Item 3.   Quantitative and Qualitative Disclosures Regarding Market Risk                   12

             Item 4.   Controls and Procedures                                                          12

PART II.     Other Information


             Item 6.   Exhibits and Reports on Form 8-K                                                 13

             Signatures                                                                                 14

             Certification of Chief Executive Officer                                                   15

             Certification of Chief Financial Officer                                                   16

                        VERITAS DGC INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 OCTOBER 31,
                                                                        ----------------------------
                                                                           2002               2001
                                                                        ---------          ---------
                                                                  (In thousands, except per share amounts)
Revenues .....................................................          $ 137,507          $ 121,378
Operating expenses:
  Cost of services ...........................................            118,712             97,576
  Research and development ...................................              3,008              2,839
  General and administrative .................................              7,673              5,836
                                                                        ---------          ---------
Operating income .............................................              8,114             15,127
Interest expense .............................................              3,942              3,535
Other expense (income) - net .................................              1,234               (915)
                                                                        ---------          ---------
Income before provision for income taxes .....................              2,938             12,507
Provision for income taxes ...................................              1,375              4,862
                                                                        ---------          ---------
Net income ...................................................              1,563              7,645

Other comprehensive income (loss)  (net of tax, $0 in all
  periods)
  Foreign currency translation adjustments ...................                225             (1,504)
  Unrealized loss on investments-available for sale ..........                                  (509)
  Unrealized gain on foreign currency hedge ..................                112                152
                                                                        ---------          ---------
Total other comprehensive income (loss) ......................                337             (1,861)
                                                                        ---------          ---------
Comprehensive income .........................................          $   1,900          $   5,784
                                                                        =========          =========

PER SHARE:
BASIC:
  Net income per common share ................................          $     .05          $     .24
  Weighted average common shares .............................             33,151             32,321

DILUTED:
  Net income per common share ................................          $     .05          $     .24
  Weighted average common shares .............................             33,195             32,458



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                     OCTOBER 31,       JULY 31,
                                                                                                        2002             2002
                                                                                                    ------------      ----------
                                                                                                     Unaudited
                                               ASSETS
Current assets:
  Cash and cash equivalents ...................................................................     $     47,876      $   10,586
  Restricted cash investments .................................................................              166             166
  Accounts and notes receivable (net of allowance for doubtful accounts: October $4,249;
    July $4,143) ..............................................................................          145,956         128,045
  Materials and supplies inventory ............................................................            4,247          16,096
  Prepayments and other .......................................................................           14,675          12,059
  Income taxes receivable .....................................................................           15,645          16,074
                                                                                                    ------------      ----------
      Total current assets ....................................................................          228,565         183,026
Property and equipment ........................................................................          516,157         515,823
Less accumulated depreciation .................................................................          334,721         324,742
                                                                                                    ------------      ----------
      Property and equipment -- net ...........................................................          181,436         191,081
Multi-client data library .....................................................................          348,431         336,475
Investment in and advances to joint ventures ..................................................            6,573           7,433
Goodwill (net of accumulated amortization: October $6,830; July $6,819) .......................           38,037          34,086
Deferred tax asset ............................................................................           16,072          13,756
Other assets ..................................................................................           26,130          14,924
                                                                                                    ------------      ----------
      Total ...................................................................................     $    845,244      $  780,781
                                                                                                    ============      ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and revolver ...........................................     $    210,684
  Accounts payable -- trade ...................................................................           43,751      $   46,471
  Accrued interest ............................................................................              884           3,965
  Other current liabilities ...................................................................           41,446          54,169
                                                                                                    ------------      ----------
      Total current liabilities ...............................................................          296,765         104,605
Non-current liabilities:
  Long-term debt ..............................................................................                          140,000
  Deferred tax liability ......................................................................            4,642           7,310
  Other non-current liabilities ...............................................................            7,323           4,654
                                                                                                    ------------      ----------
      Total non-current liabilities ...........................................................           11,965         151,964
Stockholders' equity:
  Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 31,854,220 shares at
      October and 31,171,988 shares at July (excluding Exchangeable Shares of 1,444,514 at
      October and 1,444,514 at July) ..........................................................              318             311
 Additional paid-in capital ...................................................................          424,230         413,813
 Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) ......................          122,004         120,441
 Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment .........................................           (8,618)         (8,843)
   Unrealized gain on foreign currency hedge ..................................................              906             794
 Unearned compensation ........................................................................             (848)           (872)
 Treasury stock, at cost; 81,599 shares at October and 76,607 at July .........................           (1,478)         (1,432)
                                                                                                    ------------      ----------
      Total stockholders' equity ..............................................................          536,514         524,212
                                                                                                    ------------      ----------
      Total ...................................................................................     $    845,244      $  780,781
                                                                                                    ============      ==========



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      OCTOBER 31,
                                                                                               --------------------------
                                                                                                  2002            2001
                                                                                               ----------      ----------
                                                                                                     (IN THOUSANDS)
Operating activities:
  Net income .............................................................................     $    1,563      $    7,645
  Non-cash items included in net income:
    Depreciation and amortization (other than multi-client) ..............................         18,786          17,238
    Depreciation and amortization capitalized to multi-client library and software .......         (6,034)         (6,313)
      Amortization of multi-client library ...............................................         32,026          25,970
       Impairment of land acquisition equipment ..........................................          1,780
    (Gain)/loss on disposition of property and equipment .................................            224            (339)
    Equity in loss of joint venture ......................................................            599              60
    Amortization of unearned compensation ................................................            180             203
  Change in operating assets/liabilities:
    Accounts and notes receivable ........................................................        (17,799)         (1,559)
    Materials and supplies inventory .....................................................         11,850           5,369
    Prepayments and other ................................................................         (2,520)         (1,771)
      Income tax receivable ..............................................................            429          (1,709)
    Accounts payable and other accrued liabilities .......................................        (19,462)        (19,326)
    Other non-current liabilities ........................................................            (12)            117
    Other ................................................................................            520            (122)
                                                                                               ----------      ----------
       Total cash provided by operating activities .......................................         22,130          25,463
Investing activities:
  Investment in multi-client library, net cash ...........................................        (37,506)        (50,021)
  Purchase of property and equipment .....................................................         (9,385)        (20,298)
  Sale of property and equipment .........................................................             92             548
  Purchase of Hampson-Russell Software Services Ltd. .....................................         (9,250)
                                                                                               ----------      ----------
       Total cash used by investing activities ...........................................        (56,049)        (69,771)
Financing activities:
  Borrowings on revolver .................................................................        120,500
  Payments on senior notes and revolver ..................................................        (49,950)
  Net proceeds from sale of common stock .................................................            643             554
                                                                                               ----------      ----------
       Total cash provided by financing activities .......................................         71,193             554
  Currency loss on foreign cash ..........................................................             16            (169)
                                                                                               ----------      ----------
  Change in cash and cash equivalents ....................................................         37,290         (43,923)
  Beginning cash and cash equivalents balance ............................................         10,586          69,218
                                                                                               ----------      ----------
  Ending cash and cash equivalents balance ...............................................     $   47,876      $   25,295
                                                                                               ==========      ==========
  Cash paid for:
    Interest .............................................................................     $    6,771      $    6,898
    Taxes ................................................................................     $      950      $    6,625



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

RECLASSIFICATION OF PRIOR YEAR BALANCES

    Certain prior year balances have been reclassified for consistent presentation. Depreciation and amortization expense is now included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income".

RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We adopted the use of this accounting statement in August 2002. Adoption did not have a material effect on our financial position or results of operations.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value or fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We adopted the use of this accounting statement in August 2002. Adoption did not have a material effect on our financial position or results of operations.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity is required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We adopted the use of this accounting statement in August 2002. The adoption of this statement will likely preclude extraordinary classification of costs related to early debt extinguishment, and the effect in the first fiscal quarter was immaterial.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

    In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We will adopt the use of this accounting statement for all activities initiated after December 31, 2002 and do not expect adoption to have a material effect on our financial position or results of operations.

2. BUSINESS COMBINATIONS

     On August 21 2002, we acquired Hampson-Russell Software Services Ltd. ("Hampson-Russell"), a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for a cash payment of $9,250,000, transfer of 589,623 shares of Veritas common stock ($12.30 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. The common stock price of $12.30 was based on the average closing price for Veritas common stock for a short period up to the transaction close date. Our preliminary allocation of the $16.5 million purchase price was based on fair value as follows: $13.2 million to software, $3.9 million to goodwill of which none is expected to be tax deductible, $1.1 million to accrued liabilities, $0.3 million to fixed assets and $0.2 million to other assets. The software will be amortized over no more than five years. David B. Robson, Veritas DGC's Chairman and Chief Executive Officer, beneficially owns a controlling interest in Vada Industries Ltd., which was a 25% shareholder of Hampson-Russell at the time of the acquisition. The results of operations for Hampton-Russell began to be included in our results of operations as of August 21, 2002.

3. ASSET IMPAIRMENT

    For the quarter ended 10/31/02, we incurred a $1.8 million loss for the impairment of land equipment. It was determined the fair value of the equipment was zero. The impairment loss is included in cost of services in the "Consolidated Statements of Operations and Comprehensive income".

4. OTHER COSTS AND EXPENSES

    Other costs and expenses consist of the following:

                                                                      THREE MONTHS ENDED
                                                                         OCTOBER 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                 ----------      ----------
                                                                       (IN THOUSANDS)
Interest income ............................................     $      (74)     $     (849)
Net loss (gain) on disposition of property and equipment ...            224            (339)
Net foreign currency exchange loss .........................            283             232
Equity in loss of joint venture ............................            599              60
Other ......................................................            202             (19)
                                                                 ----------      ----------
         Total .............................................     $    1,234      $     (915)
                                                                 ==========      ==========

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)


5. EARNINGS PER COMMON SHARE

    Earnings per common share -- basic and earnings per common share -- diluted are computed as follows:

                                                                                       THREE MONTHS ENDED
                                                                                           OCTOBER 31,
                                                                           ----------------------------------------
                                                                                 2002                          2001
                                                                           ----------                    ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income ...........................................................     $    1,563                    $    7,645
Basic:
  Weighted average common shares (including exchangeable shares) .....         33,151                        32,321
                                                                           ----------                    ----------
  Net income per share ...............................................     $      .05                    $      .24
                                                                           ==========                    ==========

Diluted:
  Weighted average common shares (including exchangeable shares) .....         33,151                        32,321
  Shares issuable from assumed conversion of options .................             44                           137
                                                                           ----------                    ----------
          Total ......................................................         33,195                        32,458
                                                                           ----------                    ----------
  Net income per share ...............................................     $      .05                    $      .24
                                                                           ==========                    ==========

    The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise price exceeded the average market price of the underlying common shares.

                                         THREE MONTHS ENDED
                                             OCTOBER 31,
                              -----------------------------------------
                                     2002                   2001
                              ------------------     ------------------
Number of options .......              3,363,216              1,499,197
Exercise price range ....       $10.71 - $55.125     $14.5625 - $55.125
Expiring through ........             March 2012             March 2011


6. OTHER ASSETS - SOFTWARE

    Software available for sale is included in other assets. A portion of the software was developed internally and the remaining portion was obtained through the acquisition of Reservoir Characterization Research and Consulting, Inc. and Hampson-Russell Software Services Ltd. For internally developed software, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. In no case is the cumulative amortization for a product allowed to fall below the amount that would be recorded using straight-line amortization for that product's estimated useful life. Estimated useful lives of our software products range from three to five years.

    Amortization expense for the periods ended October 31, 2002 and October 31, 2001 was $1.4 million and $0.6 million, respectively. The carrying value of our software is as follows:

                                       OCTOBER 31, 2002                           JULY 31, 2002
                            -------------------------------------     -------------------------------------
                             GROSS                                     GROSS
                            CARRYING     ACCUMULATED                  CARRYING     ACCUMULATED
                             AMOUNT      AMORTIZATION       NET        AMOUNT      AMORTIZATION       NET
                            --------     ------------     -------     --------     ------------     -------
                                                             (IN THOUSANDS)
    Software ..........     $ 26,902     $      5,234     $21,668     $ 13,631     $      3,851     $ 9,780

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)


7. LONG-TERM DEBT

    Long-term debt is as follows:

                                                            OCTOBER 31, 2002     JULY 31, 2002
                                                            ----------------     -------------
                                                                     (IN THOUSANDS)
Senior Notes due October 2003, at 9 3/4% ..............     $        130,050     $     135,000
Revolving credit agreement, balance due August 2003 ...               80,634             5,000
                                                            ----------------     -------------
    Subtotal ..........................................     $        210,684     $     140,000
Less Current Maturities on long-term debt .............              210,684
                                                            ----------------     -------------
    Total .............................................     $              0     $     140,000
                                                            ================     =============

    As of October 31, 2002, we had $130.1 million in Senior Notes outstanding due in October 2003. The indenture relating to our Senior Notes contains covenants that, among other things, limit our ability to incur additional debt, pay dividends and complete mergers or sales of assets. Additionally the indenture contains a change of control provision allowing the holders to require us to call all or a portion of the notes under certain conditions.

    We also have a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80.0 million and non-U.S. advances up to $20 million. Advances bear interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins are based on either certain of our financial ratios or our credit rating. At October 31, 2002 the LIBOR margin was 1.25% and the prime rate margin was 0%. As of October 31, 2002, there were $80.6 million outstanding advances under the credit facility, and $10.7 million of the credit facility was utilized for letters of credit. Beginning November 1, 2002, provisions in our Senior Notes preclude us from incurring any additional borrowings, other than issuance of letters of credit, due to our failure to meet a fixed charge coverage provision in the indenture.

    We currently have a fully underwritten commitment from a major commercial bank for the purpose of allowing us to redeem the existing Senior Notes and replace the current revolving credit facility. We expect to close this financing during our second fiscal quarter, but we cannot assure that we will be able to obtain financing on terms acceptable to us. Should we not be able to obtain acceptable and adequate financing, we may incur higher interest costs and may need to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, and otherwise responding to the reduced liquidity.

8. HEDGE TRANSACTION

    In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively locking our exchange rate for Norwegian kroner to the U.S. dollar. The unrealized gain on the hedge transaction is summarized below:

                                         OCTOBER 31, 2002                            JULY 31, 2002
                              -------------------------------------     -------------------------------------
                              FORWARD     UNREALIZED                    FORWARD     UNREALIZED
                               VALUE         GAIN        FAIR VALUE      VALUE         GAIN        FAIR VALUE
                              -------     ----------     ----------     -------     ----------     ----------
                                                             (IN THOUSANDS)
Forward contracts .......     $ 4,938     $      906     $    5,844     $ 6,032     $      794     $    6,826

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


                                                                               THREE MONTHS ENDED
                                                                                   OCTOBER 31,
                                             ---------------------------------------------------------------------------------------
                                                               2002                                          2001
                                             -----------------------------------------     -----------------------------------------
                                              SEGMENTS      CORPORATE         TOTAL         SEGMENTS      CORPORATE         TOTAL
                                             ----------     ----------      ----------     ----------     ----------      ----------
                                                                                 (IN THOUSANDS)
Revenue ................................     $  137,507                     $  137,507     $  121,378                     $  121,378
Operating income .......................         16,781     $   (8,667)          8,114         22,813     $   (7,686)         15,127
Income (loss) before income taxes ......         15,677        (12,739)          2,938         23,511        (11,004)         12,507


10. SEVERANCE

    In the first quarter of fiscal year 2002, we initiated a plan to reduce overhead in all divisions and affecting all levels of employees. As a result, we incurred $1.0 million of severance cost during the quarter of which $0.8 million was paid and $0.2 million remains accrued. The total expense is included in general and administrative in the "Consolidated Statement of Operations and Comprehensive Income". The total number of employees terminated during the current quarter was 35. We expect further workforce reductions in the second and third fiscal quarters. Future termination costs have not been accrued, as the plans have not been finalized at October 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors. These factors are more fully described in other reports filed with the Securities and Exchange Commission, including our fiscal year 2002 Form 10-K, and include changes in market conditions in the oil and gas industry as well as declines in prices of oil and gas.

OVERVIEW

    While commodity prices for the quarter were relatively high on an historical basis, these have not resulted in increased spending by the oil companies on seismic services. The demand for contract data acquisition is considerably lower than current capacity and is keeping margins in that business depressed. One bright spot in the seismic market is high demand for advanced data processing, an area where Veritas has earned a leadership position. Our backlog of work in this area is high and our technological superiority over most competitors allows us to avoid competing solely on price, hence enjoying reasonable margins in this business. We have several well-funded multi-client projects in various stages of completion and have generated most of our multi-client revenue from these ongoing jobs. Shelf sales were slow during the quarter but are expected to increase toward the end of this calendar year.

    We do not foresee any significant changes in the near future for the seismic business and are committed to generating free cash flow. We have reduced out capital budget to a maintenance level of about $35 to $40 million for fiscal 2003 and have taken steps to reduce overhead. We incurred $1 million of severance cost during the quarter related to this effort and expect to incur additional amounts in the second and third fiscal quarters. We are not reducing our commitment to providing and utilizing leading edge technology and will continue to invest in research and development at our historical levels.


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2001

    Revenues. Revenues increased by 13%, from $121.4 million to $137.5 million. Multi-client revenues increased 8% due to high levels of pre-funding in Brazil and Norway partially offset by weak land shelf sales. Contract revenues increased 18% primarily due to a large land acquisition project in Peru and marine acquisition projects in Morocco and Trinidad.

    Operating Income. Operating income as a percent of revenue decreased to 5.9% compared to 12.5% in the prior year's first quarter. Margins declined due to several operational disruptions in land acquisition and lower margins from multi-client shelf sales. The operational disruptions included two lightning strikes, two hurricanes, and civil unrest, all of which resulted in declarations of contractual force majeur provisions. Reduced revenue and increased expense associated with these projects reduced profit from our expectations by approximately $2.1 million during the quarter. Additionally, we recognized the impairment of $1.8 million of assets in the land acquisition business. General and administrative expense increased by $1.8 million from the prior year's first quarter due to severance and other items.

    Other expense (income). Other expense (income) decreased from income of $0.9 million to expense of $1.2 million. Interest income decreased from $0.8 million to $74,000. Equipment sales in the prior year generated a gain of $0.3 million as opposed to a loss in the current quarter of $0.2 million. In addition, our Indonesian joint venture incurred a loss of $0.6 million in the current quarter as opposed to a loss of $60,000 in the prior quarter.

    Provision for income taxes. The provision for income taxes decreased from $4.9 million to $1.4 million due to the decrease in earnings in the current year. The effective income tax rate, excluding the effects of losses from the Indonesian joint venture, remained approximately the same year to year.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

    Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, equipment financing and trade credit. We believe that these sources of funds are adequate to meet our liquidity needs for the remainder of fiscal 2003.

    Net cash provided by operating activities decreased from $25.5 million in the first quarter of 2002 to $22.1 million in 2003. Net income decreased from $7.6 million to $1.6 million. Amortization of multi-client library increased from $26.0 million to $32.0 million due to increased amortization of land surveys. In addition, net cash used for working capital increased from $19.0 million to $27.5 million primarily the result of an increase in accounts receivable.

    Net cash used by investing activities decreased from $69.8 million in the first quarter of 2002 to $56.0 million in 2003 due to lower capital and multi-client spending partially offset by the $9.3 million cash portion of the purchase price of Hampson-Russell Software Services Ltd. Our revised capital expenditure budget for fiscal 2003 is approximately $40.0 million, which is substantially allocated to replacement and upgrading of existing equipment. In fiscal year 2003, we are forecasting $163.0 million in cash additions to our data library. We will require substantial cash flow to continue our investment in multi-client library, complete our capital expenditure and research and development programs and meet our principal and interest obligations with respect to outstanding indebtedness. All of these investing activities are contingent upon having sufficient sources of cash, both internally and externally.

    Net cash provided by financing activities increased from $0.6 million in the first quarter of 2002 to $71.2 million in 2003. The current year includes net proceeds from the revolving credit facility of $75.6 million offset by redemptions of our Senior Notes of $5.0 million. As of October 31, 2002, we had $130.1 million in Senior Notes outstanding due in October 2003. The indenture relating to our Senior Notes contains covenants that, among other things, limit our ability to incur additional debt, pay dividends and complete mergers or sales of assets. Additionally the indenture contains a change of control provision allowing the holders to require us to call all or a portion of the notes under certain conditions.

    We have a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80 million and non-U.S. advances up to $20 million. Advances bear interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins are based on either certain of our financial ratios or our credit rating. At October 31, 2002 the LIBOR margin was 1.25% and the prime rate margin was 0%. As of October 31, 2002, there were $80.6 million outstanding advances under the credit facility, and $10.7 million of the credit facility was utilized for letters of credit. Beginning November 1, 2002, provisions in our Senior Notes preclude us from incurring any additional borrowings, other than issuance of letters of credit, due to our failure to meet a fixed charge coverage provision in the indenture.

    While we believe that we have adequate sources of funds to meet our liquidity needs until the expiration of our existing credit facilities, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of exploration spending and, ultimately, underlying commodity prices. We currently have a fully underwritten commitment for the purpose of allowing us to redeem the existing Senior Notes and replace the current revolving credit facility. We expect to close this financing during our second fiscal quarter, but we cannot assure that we will be able to obtain financing on terms acceptable to us. Should we not be able to obtain acceptable and adequate financing, we may incur higher interest costs and may need to take actions such as reducing or delaying capital expenditures, reducing costs, selling assets, and otherwise responding to the reduced liquidity.

    The following represents out financial contractual obligations and commitments for the fiscal period ending July 31, 2003 through 2007 and thereafter.

                                                                                                      2007 AND
CONTRACTUAL CASH OBLIGATIONS         TOTAL         2003         2004         2005         2006       THEREAFTER
----------------------------       ---------     --------     --------     --------     --------     ----------
Lease obligations ............     $ 160,329     $ 41,710     $ 30,738     $ 23,963     $ 19,932     $   43,986
Long-term debt ...............       210,684                   210,684
Forward exchange contracts ...         6,033        2,440        2,497
Standby letters of credit ....        10,732        9,139        1,500           93

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

DEFERRED TAX ASSET

    Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carry-forwards, with equal and offsetting adjustments to the related deferred tax asset. Should the income projections result in the conclusion that realization of additional deferred tax assets is more likely than not, further adjustments to the valuation allowance are made.

OTHER ACCOUNTING POLICIES

    Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carry-forwards existing at the date of the quasi-reorganization is subject to certain limitations. For the three months ended October 31, 2002, we recognized $2.3 million related to these benefits.

    We receive some account receivable payments in foreign currency. We currently do not conduct a hedging program because we do not consider our current exposure to foreign currency fluctuations to be significant, although we have hedged certain future charter payments to be made in a foreign currency.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 (Asset Retirement Obligations). This standard requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred with the liability being initially measured at fair value. We adopted the use of this accounting statement in August 2002. Adoption did not have a material effect on our financial position or results of operations.

    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value or fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We adopted the use of this accounting statement in August 2002. Adoption did not have a material effect on our financial position or results of operations.

    In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity is required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We will adopt the use of this accounting statement in August 2002. The adoption of this statement will likely preclude extraordinary classification of costs related to early debt extinguishment, and the effect in the first fiscal quarter was immaterial.

    In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We will adopt the use of this accounting statement for all activities initiated after December 31, 2002 and do not expect adoption to have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

    At October 31, 2002, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at October 31, 2002 in U.S. dollars is $5.8 million.


ITEM 4. CONTROLS AND PROCEDURES

    Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures within ninety days of the filing of this report pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our management, including its Chief Executive Officer and Chief Financial Officer, completed its evaluation.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS FILED WITH THIS REPORT:

       EXHIBIT
         NO.                              DESCRIPTION
       -------                            -----------

        10-1   --   Credit Agreement among Veritas DGC Inc., as borrower,
                    and Wells Fargo, Inc., as a bank and agent for the banks named therein, dated July 19, 2001. (Exhibit 10-W to
                    Veritas DGC Inc.'s Form 10-K for the year ended July 31,
                    2001 is incorporated herein by reference.)

        10-2   --   Second Amendment to credit Agreement, effective as of
                    July 1, 2002, by and among Veritas DGC Inc., Veritas DGC
                    Limited, Veritas Energy Services Inc., Veritas Energy
                    Services Partnership, certain Banks party thereto, Wells
                    Fargo Bank Texas, N.A., as agent, and HSBC Bank Canada, as agent. (Exhibit 10.1 to Veritas DGC Inc.'s Current Report on
                    Form 8'K dated September 27, 2002 is incorporated herein by reference.)

        10-3   --   Asset Sale Agreement, dated August 15, 2002, by and
                    among Veritas (and certain of its affiliates) and Hampson-Russell Software Services Ltd. (and certain of its affiliates). (Exhibit 10 to Veritas DGC Inc.'s Current
                    Report on Form 8-K dated August 22, 2002 is incorporated herein by reference.)

       *99.1    --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 by David B. Robson.

       *99.2    --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 by Matthew D. Fitzgerald.

    *  FILED HEREWITH

    b) REPORTS ON FORM 8-K

    We filed a Current Report on Form 8-K, dated August 22, 2002, regarding the acquisition of substantially all of the assets of Hampson-Russell Software Services Ltd.

    We filed a Current Report on Form 8-K, dated September 27, 2002, regarding the Second Amendment to our Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of December 2002.

                          VERITAS DGC INC.

                          By:  /s/ David B. Robson
                               -------------------------------------------------
                               DAVID B. ROBSON
                               Chairman of the Board and Chief Executive Officer



                               /s/ Matthew D. Fitzgerald
                               -------------------------------------------------
                               MATTHEW D. FITZGERALD
                               Executive Vice President, Chief Financial Officer and Treasurer

                                 CERTIFICATIONS


I, David B. Robson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Veritas DGC Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 13, 2002
                                       /s/ David B. Robson
                                       -----------------------------------------
                                       David B. Robson
                                       Chief Executive Officer

                                 CERTIFICATIONS


I, Matthew D. Fitzgerald, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Veritas DGC Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002
                                       /s/ Matthew D. Fitzgerald
                                       -----------------------------------
                                       Matthew D. Fitzgerald
                                       Chief Financial Officer

                                 EXHIBIT INDEX


       EXHIBIT
         NO.                              DESCRIPTION
       -------                            -----------
       *99.1    --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 by David B. Robson.

       *99.2    --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 by Matthew D. Fitzgerald.

    *  FILED HEREWITH