Form 10-Q
period 2003-01-31
VERITAS DGC INC
filed 2003-03-11
CIK 28866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

         The number of shares of the Company's common stock, $.01 par value, outstanding at February 28, 2003 was 33,355,833 (including 1,444,411 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                      INDEX

                                                                                                   Page Number
                                                                                                   -----------
PART I.     Financial Information

            Item 1. Financial Statements

                Consolidated Statements of Operations and Comprehensive Income -
                  For the Three and Six Months Ended January 31, 2003 and 2002                           1

                Consolidated Balance Sheets - January 31, 2003 and July 31, 2002                         2

                Consolidated Statements of Cash Flows -
                  For the Six Months Ended January 31, 2003 and 2002                                     3

                Notes to Consolidated Financial Statements                                               4

            Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                               10

            Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk                      14

            Item 4. Controls and Procedures                                                             14


PART II.    Other Information

            Item 1. Legal Proceedings                                                                   14

            Item 4. Submission of Matters to a Vote of Security Holders                                 14

            Item 6. Exhibits and Reports on Form 8-K                                                    15

            Signatures                                                                                  16

            Certification of Chief Executive Officer                                                    17

            Certification of Chief Financial Officer                                                    18

                        VERITAS DGC INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                   JANUARY 31,               JANUARY 31,
                                                                              ----------------------    ---------------------
                                                                                2003         2002         2003        2002
                                                                              ---------    ---------    ---------   ---------
                                                                                 (In thousands, except per share amounts)

Revenues ..................................................................   $ 125,321    $ 119,623    $ 262,828   $ 241,001
Operating expenses:
  Cost of services ........................................................     102,672       90,822      221,384     188,398
  Research and development ................................................       3,045        2,696        6,053       5,535
  General and administrative ..............................................       7,810        6,196       15,483      12,032
  Merger costs ............................................................                    2,758                    2,758
  Argentina devaluation and shutdown costs ................................                    2,382                    2,382
                                                                              ---------    ---------    ---------   ---------
Operating income ..........................................................      11,794       14,769       19,908      29,896
Interest expense ..........................................................       4,425        3,544        8,367       7,079
Other (income) expense, net ...............................................         (22)      (1,324)       1,212      (2,239)
                                                                              ---------    ---------    ---------   ---------
Income before provision for income taxes ..................................       7,391       12,549       10,329      25,056
Provision for income taxes ................................................       2,901        4,872        4,276       9,734
                                                                              ---------    ---------    ---------   ---------
Net income ................................................................   $   4,490    $   7,677    $   6,053   $  15,322

Other comprehensive income (loss) (net of tax, $0 in all periods):
  Foreign currency translation adjustments ................................       1,374       (2,795)       1,599      (4,299)
  Unrealized gain (loss) on investments available for sale ................          16         (221)          16        (730)
  Unrealized gain (loss) on foreign currency hedge ........................         237         (129)         349          23
                                                                              ---------    ---------    ---------   ---------
Total other comprehensive income (loss) ...................................       1,627       (3,145)       1,964      (5,006)
                                                                              ---------    ---------    ---------   ---------
Comprehensive income ......................................................   $   6,117    $   4,532    $   8,017   $  10,316
                                                                              =========    =========    =========   =========


PER SHARE:
BASIC:
  Net income per common share .............................................   $     .14    $     .24    $     .18   $     .47
  Weighted average common shares ..........................................      33,235       32,378       33,193      32,349

DILUTED:
  Net income per common share .............................................   $     .14    $     .24    $     .18   $     .47
  Weighted average common shares ..........................................      33,249       32,581       33,220      32,522



                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)

                                                                                                 JANUARY 31,   JULY 31,
                                                                                                    2003         2002
                                                                                                 -----------   ---------
                                                                                                 (Unaudited)
                                               ASSETS
Current assets:
  Cash and cash equivalents ...................................................................  $   79,542    $  10,586
  Restricted cash investments .................................................................         166          166
  Accounts and notes receivable (net of allowance: $4,393 at January; $4,143 at July) .........     141,141      128,045
  Materials and supplies inventory ............................................................       3,356       16,096
  Prepayments and other .......................................................................      13,106       12,059
  Income taxes receivable .....................................................................      12,450       16,074
                                                                                                 -----------   ---------
      Total current assets ....................................................................     249,761      183,026
Property and equipment ........................................................................     510,842      515,823
Less accumulated depreciation .................................................................     344,767      324,742
                                                                                                 -----------   ---------
      Property and equipment, net .............................................................     166,075      191,081
Multi-client data library .....................................................................     352,703      336,475
Investment in and advances to joint ventures ..................................................       6,293        7,433
Goodwill ......................................................................................      38,078       34,086
Deferred tax asset ............................................................................      15,842       13,756
Other assets ..................................................................................      26,060       14,924
                                                                                                 -----------   ---------
      Total ...................................................................................  $  854,812    $ 780,781
                                                                                                 ===========   =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable ......................................................................  $   35,367    $  46,471
  Accrued interest ............................................................................       4,131        3,965
  Other accrued liabilities ...................................................................      49,072       54,169
                                                                                                 -----------   ---------
      Total current liabilities ...............................................................      88,570      104,605
Non-current liabilities:
  Long-term debt ..............................................................................     211,160      140,000
  Deferred tax liability ......................................................................       7,348        7,310
  Other non-current liabilities ...............................................................       4,629        4,654
                                                                                                 -----------   ---------
      Total non-current liabilities ...........................................................     223,137      151,964
Stockholders' equity:
    Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 31,922,839 shares at
    January and 31,171,988 shares at July (excluding Exchangeable Shares of 1,444,411 at
    January and 1,444,514 at July) ............................................................         319          311
  Additional paid-in capital ..................................................................     424,525      413,813
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) .....................     126,494      120,441
  Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment ........................................      (7,244)      (8,843)
    Unrealized gain on foreign currency hedge .................................................       1,143          794
    Unrealized gain on investments available for sale .........................................          16
Unearned compensation .........................................................................        (649)        (872)
Treasury stock, at cost; 83,014 shares at January and 76,607 at July ..........................      (1,499)      (1,432)
                                                                                                 -----------   ---------
      Total stockholders' equity ..............................................................     543,105      524,212
                                                                                                 -----------   ---------
      Total ...................................................................................  $  854,812    $ 780,781
                                                                                                 ===========   =========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                        ----------------------------
                                                                                            2003            2002
                                                                                        ------------    ------------
                                                                                               (IN THOUSANDS)
Operating activities:
  Net income ........................................................................   $      6,053    $     15,322
  Non-cash items included in net income:
    Depreciation and amortization (other than multi-client) .........................         37,994          34,041
    Depreciation and amortization capitalized to multi-client library and software ..        (12,645)        (13,762)
    Amortization of multi-client library ............................................         73,558          59,371
    Impairment of land acquisition equipment ........................................          1,780
    Gain on disposition of property and equipment ...................................           (435)         (1,694)
    Equity in loss of joint venture .................................................            948              55
    Deferred taxes ..................................................................                            165
    Amortization of unearned compensation ...........................................            354             360
  Change in operating assets/liabilities:
    Accounts and notes receivable ...................................................        (12,380)         12,208
    Materials and supplies inventory ...............................................          12,744           5,969
    Prepayments and other ...........................................................           (852)           (420)
    Income tax receivable ...........................................................          3,624           1,856
    Accounts payable and other accrued liabilities ..................................        (17,074)        (20,775)
    Other non-current liabilities ...................................................            (25)            139
    Other ...........................................................................           (905)           (220)
                                                                                        ------------    ------------
       Total cash provided by operating activities ..................................         92,739          92,615
Investing activities:
  Investment in multi-client library, net cash ......................................        (75,587)        (88,380)
  Purchase of property and equipment ................................................        (12,967)        (51,605)
  Sale of property and equipment ....................................................          2,235           3,304
  Purchase of Hampson-Russell Software Services Ltd. ................................         (9,250)
                                                                                        ------------    ------------
       Total cash used by investing activities ......................................        (95,569)       (136,681)
Financing activities:
  Borrowings on long-term debt ......................................................        120,500
  Payments on long-term debt ........................................................        (49,950)
  Net proceeds from sale of common stock ............................................          1,186           1,259
                                                                                        ------------    ------------
       Total cash provided by financing activities ..................................         71,736           1,259
  Currency loss on foreign cash .....................................................             50            (297)
                                                                                        ------------    ------------
  Change in cash and cash equivalents ...............................................         68,956         (43,104)
  Beginning cash and cash equivalents balance .......................................         10,586          69,218
                                                                                        ------------    ------------
  Ending cash and cash equivalents balance ..........................................   $     79,542    $     26,114
                                                                                        ============    ============
  Cash paid for:
  Interest ..........................................................................   $     7,925     $      7,192
  Taxes .............................................................................   $       635     $      7,464

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

RECLASSIFICATION OF PRIOR YEAR BALANCES

         Certain prior year balances have been reclassified for consistent presentation. Depreciation and amortization is now included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income".

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity is required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We adopted the use of this accounting statement in August 2002. The adoption of this statement will likely preclude extraordinary classification of costs related to early debt extinguishment, and the effect of adoption was immaterial.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We adopted the use of this accounting statement for all activities initiated after December 31, 2002. Adoption did not have a material effect on our financial position or results of operations.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

         In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements. FIN 45 expands required disclosures for certain types of guarantees and recognition of a liability at fair value of such guarantees at the time of issuance. The disclosure requirements are effective for our second fiscal quarter financial statements, while the fair value accounting requirements apply prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material effect on our financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIE's that the company is not required to consolidate, but in which it has a significant variable interest. Adoption of FIN 46 did not have a material effect on our financial position or results of operations.

2. BUSINESS COMBINATIONS

         On August 21, 2002, we acquired Hampson-Russell Software Services Ltd. ("Hampson-Russell"), a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for a cash payment of $9,250,000, transfer of 589,623 shares of Veritas common stock ($12.30 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. The common stock price of $12.30 was based on the average closing price for Veritas common stock for a short period up to the transaction close date. Our allocation of the $16.5 million purchase price was based on fair value as follows: $13.2 million to software, $3.9 million to goodwill, of which none is expected to be tax deductible, $1.1 million to accrued liabilities, $0.3 million to fixed assets and $0.2 million to other assets. The software will be amortized over no more than five years. David B. Robson, Veritas DGC's Chairman and Chief Executive Officer, beneficially owns a controlling interest in Vada Industries Ltd., which was a 25% shareholder of Hampson-Russell at the time of the acquisition. The results of operations for Hampson-Russell began to be included in our results of operations as of August 21, 2002.


3. ASSET IMPAIRMENT

         During the first quarter of 2003, we incurred a $1.8 million loss for the impairment of land equipment. It was determined the fair value of the equipment was zero. The impairment loss is included in cost of services in the "Consolidated Statements of Operations and Comprehensive Income".


4. OTHER (INCOME) EXPENSE, NET

         Other (income) expense, net consists of the following:

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JANUARY 31,                  JANUARY 31,
                                                          --------------------------    --------------------------
                                                             2003           2002           2003            2002
                                                          -----------    -----------    -----------    -----------
                                                                                (IN THOUSANDS)
Interest income .......................................   $      (154)   $      (271)   $      (228)   $    (1,120)
Net gain on disposition of property and equipment .....          (659)           (53)          (435)          (392)
Net gain on sale of Air-Jac subsidiary ................                         (658)                         (658)
Net foreign currency exchange loss (gain) .............           414           (320)           697            (88)
Loss (income) from unconsolidated joint venture .......           349             (6)           948             54
Other .................................................            28            (16)           230            (35)
                                                          -----------    -----------    -----------    -----------
         Total ........................................   $       (22)   $    (1,324)   $     1,212    $    (2,239)
                                                          ===========    ===========    ===========    ===========

                       VERITAS DGC INC. AND SUBSIDIARIES

                                  (UNAUDITED)


5. EARNINGS PER COMMON SHARE

         Basic and diluted earnings per common share are computed as follows:

                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                   JANUARY 31,                JANUARY 31,
                                                                              -----------------------   -----------------------
                                                                                 2003         2002         2003         2002
                                                                              ----------   ----------   ----------   ----------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income ................................................................   $    4,490   $    7,677   $    6,053   $   15,322
Basic:
  Weighted average common shares (including exchangeable shares) ..........       33,235       32,378       33,193       32,349
                                                                              ----------   ----------   ----------   ----------
  Net income per share ....................................................   $      .14   $      .24   $      .18   $      .47
                                                                              ==========   ==========   ==========   ==========

Diluted:
  Weighted average common shares (including exchangeable shares) ..........       33,235       32,378       33,193       32,349
  Shares issuable from assumed exercise of options ........................           14          203           27          173
                                                                              ----------   ----------   ----------   ----------
          Total ...........................................................       33,249       32,581       33,220       32,522
                                                                              ----------   ----------   ----------   ----------
  Net income per share ....................................................   $      .14   $      .24   $      .18   $      .47
                                                                              ==========   ==========   ==========   ==========

         The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceed the average market price of the underlying common shares.

                                             THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                 JANUARY 31,                                    JANUARY 31,
                                     ---------------------------------------       ---------------------------------------
                                          2003                   2002                    2003                   2002
                                     ----------------     ------------------       ----------------      -----------------
    Number of options ........              3,338,074              1,391,050              3,293,541              1,431,975
    Exercise price range .....       $10.71 - $55.125     $16.3125 - $55.125       $10.71 - $55.125      $15.625 - $55.125
    Expiring through .........             March 2012             March 2011             March 2012             March 2011


6. OTHER ASSETS - SOFTWARE

         Software available for sale is included in other assets. A portion of the software was developed internally, and the remaining portion was obtained through the acquisition of Reservoir Characterization Research and Consulting, Inc. and Hampson-Russell. For internally developed software, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. In no case is the cumulative amortization for a product allowed to fall below the amount that would be recorded using straight-line amortization for that product's estimated useful life. Estimated useful lives of our software products range from three to five years.

         Amortization expense for the software is as follows:

                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JANUARY 31,                      JANUARY 31,
                                       --------------------             ---------------------
                                         2003         2002               2003          2002
                                       -------       ------             -------       -------
                                                          (IN THOUSANDS)
Amortization expense ...............   $ 1,262       $  644             $ 2,663       $ 1,288

         The carrying value of our software is as follows:

                                     JANUARY 31, 2003                                          JULY 31, 2002
                    ----------------------------------------------------     --------------------------------------------------
                        GROSS                                                    GROSS
                       CARRYING          ACCUMULATED                            CARRYING         ACCUMULATED
                        AMOUNT           AMORTIZATION           NET              AMOUNT          AMORTIZATION           NET
                    --------------      --------------      ------------     --------------     --------------      -----------
                                                                   (IN THOUSANDS)
Software .........  $       27,382      $        6,514     $       20,868     $       13,631     $        3,851     $     9,780

7. LONG-TERM DEBT

         Long-term debt is as follows:

                                                            JANUARY 31, 2003       JULY 31, 2002
                                                            ----------------     ----------------
                                                                       (IN THOUSANDS)
Senior Notes due October 2003, at 9 3/4% ..............     $        130,050     $        135,000
Revolving credit agreement, balance due August 2003 ...               81,110                5,000
                                                            ----------------     ----------------
    Total .............................................     $        211,160     $        140,000
                                                            ================     ================


         As of January 31, 2003, we had $130.1 million in Senior Notes outstanding due in October 2003. The indenture relating to our Senior Notes contains covenants that, among other things, limited our ability to incur additional debt, pay dividends and complete mergers or sales of assets. Additionally, the indenture contained a change of control provision allowing the holders to require us to call all or a portion of the notes under certain conditions.

         As of January 31,2003, we also had a revolving credit facility due August 2003 from commercial lenders that provides U.S. advances up to $80 million and non-U.S. advances up to $20 million. Advances bore interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins were based on either certain of our financial ratios or our credit rating. At January 31, 2003, the LIBOR margin was 1.25% and the prime rate margin was 0%. As of January 31, 2003, there were $81.1 million outstanding advances under the credit facility, and $5.7 million of the credit facility was utilized for letters of credit.

         Subsequent to January 31, 2003, we entered into a new revolving credit facility to replace our existing borrowings with a $250 million bank facility, including $195 million term loans and $55 million available under a revolving credit facility (See Note 12). Because of our intent and ability to refinance the Senior Notes and revolver, as of January 31, 2003, we have classified these debts as long-term in the "Consolidated Balance Sheets".


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

                                              JANUARY 31, 2003                                   JULY 31, 2002
                              ----------------------------------------------     ----------------------------------------------
                                FORWARD        UNREALIZED                          FORWARD        UNREALIZED
                                 VALUE            GAIN           FAIR VALUE         VALUE            GAIN           FAIR VALUE
                              ------------     ------------     ------------     ------------     ------------     ------------
                                                                     (IN THOUSANDS)

Forward contracts .......     $      4,397     $      1,143     $      5,540     $      6,032     $        794     $      6,826

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

9. SEGMENT INFORMATION

         We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below:

                                                           THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                            JANUARY 31, 2003                          JANUARY 31, 2002
                                                  --------------------------------------     --------------------------------------
                                                  SEGMENTS      CORPORATE        TOTAL       SEGMENTS      CORPORATE        TOTAL
                                                  ---------     ---------      ---------     ---------     ---------      ---------
                                                                                   (IN THOUSANDS)
Revenues ....................................     $ 125,321                    $ 125,321     $ 119,623                    $ 119,623
Operating income ............................        20,565     $  (8,771)        11,794        25,258     $ (10,489)        14,769
Income (loss) before provision for income
  taxes .....................................        20,511       (13,120)         7,391        26,385       (13,836)        12,549



                                                            SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                            JANUARY 31, 2003                          JANUARY 31, 2002
                                                  --------------------------------------     --------------------------------------
                                                  SEGMENTS      CORPORATE        TOTAL       SEGMENTS      CORPORATE        TOTAL
                                                  ---------     ---------      ---------     ---------     ---------      ---------
                                                                                   (IN THOUSANDS)
Revenues ....................................     $ 262,828                    $ 262,828     $ 241,001                    $ 241,001
Operating income ............................        37,346     $ (17,438)        19,908        48,071     $ (18,175)        29,896
Income (loss) before provision for income
  taxes .....................................        36,188       (25,859)        10,329        49,896       (24,840)        25,056


10. SEVERANCE

         In the first quarter of fiscal year 2003, we began to reduce overhead in all divisions and at all levels of employment. As a result, we incurred $2.8 million of severance cost during the six months ended January 31, 2003 of which $2.1 million was paid and $0.7 million remains accrued. The total expense is included in general and administrative in the "Consolidated Statements of Operations and Comprehensive Income". The total number of employees affected during the six months ended January 31, 2003 was 119. We expect further workforce reductions in the third fiscal quarter. The severance liabilities accrued as of January 31, 2003 will be paid over at least the next 12 months.


11. CONTINGENCIES

         On September 28, 2002 we filed suit in Federal Court against one of our customers in the amount of $6.8 million for failure to pay past due invoices. We believe the facts in the matter are in our favor, and therefore, we have not made any provision for the related account receivable. We will continue to monitor the financial condition of the customer and, should their condition deteriorate materially, we may need to reserve this amount, either partially or in total. We expect the matter to be tried in court by mid 2004.


12. SUBSEQUENT EVENTS

         On February 14, 2003, we entered into a new Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The new facility provides term financing of $195 million under term A, term B and term C tranches (the "Term Loans"), revolving loan facilities aggregating $55 million, including facilities for swing line loans of up to $10 million and the issuance of letters of credit in an aggregate amount of up to $40 million. The term A loans are in the original principal amount of $30 million and mature in three years, or February 2006, and require quarterly interest payments at a variable rate of Libor Plus a spread ranging from 3.5% to 4%. The term B loans are in the original principal amount of $125 million, mature in four years, or February 2007, and require quarterly interest payments at a variable rate of Libor Plus 5.0%, subject to a 2% Libor floor. The term C loans are in the original principal amount of $40 million, mature in five years, or February 2008, and require quarterly interest payments at a variable rate of Libor Plus 7.5%, subject to a 3% Libor floor. The term A and term B loans require quarterly principal payments of 0.25% of the Base 4.25

                       VERITAS DGC INC. AND SUBSIDIARIES

                                  (UNAUDITED)

outstanding principal balance. Loans made under the revolving loan facilities, including swing line loans, bear interest at a variable rate determined on the date of borrowing, that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolver expires in February 2006. The financing is secured by assets, including equipment, vehicles, multi-client data library and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. On February 14, 2003, the Term Loans totaling $195 million were funded and letters of credit in the amount of approximately $5.7 million then outstanding from the previous credit agreement were transferred to the Credit Agreement. Proceeds from the Term Loans were used to satisfy the obligations under the previous credit agreement and the Senior Notes.

         On February 25, 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates of the Credit Facility described above. These swaps, with notional amounts totaling $80 million, effectively hedge 41% of our exposure to interest rate changes for the two-year terms of the swaps. This is considered a cash flow hedge under FAS 133 for accounting and for the two-year terms of the swaps financial reporting purposes.

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

GENERAL

        For the last few years, Veritas has been engaged in a program designed to expand and upgrade the capabilities of the company. Key elements of this program were the outfitting of the three Viking-class vessels, installation of large computer clusters, and the addition of Arctic-capable land acquisition equipment. These investments are now paying off in terms of increased acceptance in the market. Veritas will continue to invest in its core businesses, especially in assets that advance our technological position. However, in the current market we do not expect to invest significant amounts to expand our overall capacity.

        We are continuing to invest in our multi-client library where we can be reasonably assured adequate returns. However, we balance our investment in multi-client libraries with our participation in the contract markets. In 2003, we are increasing our participation in the contract marine acquisition market, with a commensurate reduction in marine multi-client investment. We anticipate this will result in increased cash flow, although potentially at the expense of a lower gross margin.

        Based on this environment, for fiscal year 2003, we expect capital expenditures will be about $35 million, or approximately half of the expected depreciation level, and investment in multi-client will be approximately $170 million, significantly less than projected multi-client revenue. These factors, along with expense reductions and expected revenues, are projected to result in positive cash flows after investing activities for the year. We set a target of positive cash flow at the beginning of the year and now, half-way through, we are reasonably confident of delivering on that expectation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2003 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2002

        Revenues. Revenues increased by 5% overall. Multi-client revenues decreased 2% due to decreased activity in the Gulf of Mexico. This was offset by increased activity in U.S. land operations. Contract revenue increased by 13% due to marine acquisition projects in Morocco, Trinidad and Asia. This was partially offset by decreased activity in Canada land acquisition due to warmer than normal weather, which delayed equipment movement early in the current quarter.

        Operating Income. Operating income decreased by 20%, from $14.8 million to $11.8 million due to an unfavorable sales mix. Multi-client margins declined due to a greater proportion of lower margin surveys this year. We expect this trend to continue into the foreseeable future. Contract margins were slightly higher this year, but not enough to offset the unfavorable survey mix. Operating income was also reduced by $1.8 million of employee severance expense, which was included in general and administrative expense, and bad debt expense of $1.0 million, included in cost of services. On September 28, 2002, we filed suit in Federal Court against one of our customers in the amount of $6.8 million for failure to pay past due invoices. We believe the facts in the matter are in our favor, and therefore, we have not made any provision for the related account receivable. We will continue to monitor the financial condition of the customer and, should their condition deteriorate materially, we may need to reserve this amount, either partially or in total. We expect the matter to be tried in court by mid 2004.

        Other (income) expense, net. Other (income) expense, net decreased from $1.3 million to $22,000. The prior year's second quarter included a $0.7 million gain from the sale of a drilling subsidiary, Air-Jac. In the current quarter, we incurred currency losses of $0.4 million as opposed to income of $0.3 million in the prior year's second quarter. Losses were also incurred on the unconsolidated joint venture of $0.3 million as opposed to income of $6,000 in the prior year's second quarter. These differences were offset by net gains on the sale of fixed assets of $0.6 million in the current quarter. Included in this gain are $0.9 million in net gains from insurance proceeds for damaged equipment in Peru.

        Provision for income taxes. The provision for income taxes decreased from $4.9 million to $2.9 million due to the decrease in earnings in the current year. The effective income tax rate remained approximately the same year to year.

SIX MONTHS ENDED JANUARY 31, 2003 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
2002

         Revenues. Revenues decreased by 9% overall. Multi-client revenues increased by 2% due to high levels of pre-funding in Brazil and Norway, offset by weak land shelf sales and decreased activity in the Gulf of Mexico. Contract revenue increased by 16% due to a large land acquisition project in Peru and marine acquisition projects in Morocco, Trinidad and Asia. This was offset by decreased activity in Canada land acquisition due to warmer than normal weather, which delayed equipment movement during the winter season.

         Operating Income. Operating income decreased by 33%, from $29.9 million to $19.9 million. Margins declined due to several operational disruptions in land acquisition in the first quarter of the current year and lower margins from multi-client revenue caused by a greater mix of lower margin surveys. The operational disruptions included two lightning strikes, two hurricanes, and civil unrest, all of which resulted in declarations of contractual force majeur provisions. Reduced revenue and increased expense associated with these projects reduced profit by approximately $2.1 million. Additionally, we recognized an impairment of $1.8 million of assets in the land acquisition business. General and administrative expense increased by $3.5 million from the prior year due to severance and other items.

         Other (income) expense, net. Other (income) expense, net decreased from income of $2.2 million to expense of $1.2 million primarily due to several factors. The prior year's results included a $0.7 million gain from the sale of a drilling subsidiary, Air-Jac. In the current year, we incurred currency losses of $0.7 million as opposed to income of $88,000 in the prior year. Our unconsolidated joint venture in Indonesia incurred a loss of $0.9 million compared to a minimal loss in the first half of the prior year.

         Provision for income taxes. The provision for income taxes decreased from $9.7 million to $4.3 million due to the decrease in earnings in the current year. The effective income tax rate increased from 39% to 41% as a result of un-benefited losses in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

         Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, equipment financing and trade credit. We believe these sources of funds are adequate to meet our liquidity needs for fiscal 2003.

         Net cash provided by operating activities remained relatively the same for the first six months of 2003 compared to 2002, however, the 2003 period includes a merger termination payment of $7.5 million to Petroleum Geoservices ASA. Net cash used by investing activities decreased from $136.7 million in the first six months of 2002 to $95.6 million in 2003 due to lower capital spending and investments in multi-client library, partially offset by the purchase of Hampson-Russell. Our capital expenditure budget for fiscal 2003 is approximately $35- $40 million, which is mostly allocated to replacement and upgrading of existing equipment. In fiscal year 2003, we are forecasting $150-$160 million of cash investments in our data library. We expect to fund these investments from internally generated cash flows.

         Net cash provided by financing activities increased from $1.3 million in the first six months of 2002 to $71.2 million in the first six months of 2003. The current year includes net proceeds from the revolving credit facility of $75.6 million, offset by redemptions of our Senior Notes of $5.0 million. As of January 31, 2003, we had $130.1 million in Senior Notes outstanding due in October 2003. The indenture on our Senior Notes contained covenants that, among other things, limited our ability to incur additional debt, pay dividends and complete mergers or sales of assets. Additionally, the indenture contained a change of control provision allowing the holders to require us to call all or a portion of the notes under certain conditions.

         We had a revolving credit facility due August 2003 from commercial lenders that provided U.S. advances up to $80 million and non-U.S. advances up to $20 million. Advances bore interest, at our election, at LIBOR plus a margin or prime rate plus a margin. These margins were based on either certain of our financial ratios or our credit rating. At January 31, 2003, the LIBOR margin was 1.25% and the prime rate margin was 0%. As of January 31, 2003, there were $81.1 million outstanding advances under the credit facility, and $5.7 million of the credit facility was utilized for letters of credit. Beginning November 1, 2002, provisions in our Senior Notes precluded us from incurring any additional borrowings, other than issuance of letters of credit, due to our failure to meet a fixed charge coverage provision in the indenture. Subsequent to quarter end, we entered into a new credit facility to replace our existing borrowings with a $250 million bank facility, including $195 million term loans and $55 million available under a revolving credit facility (See Note 12). Because of our intent and ability to refinance the Senior Notes and revolver, as of January 31, 2003, we have classified these debts as long-term in the "Consolidated Balance Sheets".

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

         The following represents our financial contractual obligations and commitments for the fiscal period ending July 31, 2003 through 2007 and thereafter.

                                                                                                                 2007 AND
      CONTRACTUAL CASH OBLIGATIONS            TOTAL        2003         2004         2005         2006          THEREAFTER
      ----------------------------         ----------   ----------   ----------   ----------   ----------       ----------

Lease obligations ......................   $  160,329   $   41,710   $   30,738   $   23,963   $   19,932       $   43,986
Long-term debt(1)(2) ...................      211,160                   211,160
Forward exchange contracts .............        5,756        3,259        2,497
Standby letters of credit ..............        5,730        1,137        4,500           93

(1) The new long-term debt facility
payments are scheduled as follows ......      195,000          775        1,550        1,550       29,250          161,875

(2) Because of our intent and ability to refinance the Senior Notes and revolver, as of January 31, 2003, we have classified these debts as long-term in the "Consolidated Balance Sheets".


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

OTHER ACCOUNTING POLICIES

         Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carry-forwards existing at the date of the quasi-reorganization is subject to certain limitations. For the six months ended January 31, 2003, we recognized $2.0 million related to these benefits.

         We receive some account receivable payments in foreign currency. We currently do not conduct a hedging program for these receivables because we do not consider our current exposure to foreign currency fluctuations to be significant, although we have hedged certain future charter payments to be made in a foreign currency.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity is required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We adopted the use of this accounting statement in August 2002. The adoption of this statement will likely preclude extraordinary classification of costs related to early debt extinguishment, and the effect of adoption was immaterial.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We adopted the use of this accounting statement for all activities initiated after December 31, 2002. Adoption did not have a material effect on our financial position or results of operations.

         In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements. FIN 45 expands required disclosures for certain types of guarantees and recognition of a liability at fair value of such guarantees at the time of issuance. The disclosure requirements are effective for our second fiscal quarter financial statements, while the fair value accounting requirements apply prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material effect on our financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIE's that the company is not required to consolidate, but in which it has a significant variable interest. Adoption of FIN 46 did not have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         At January 31, 2003, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at January 31, 2003 in U.S. dollars was $5.5 million.

         As of February 14, with the signing of the new Term Loan agreement, we are exposed to interest rate risk based upon fluctuations in the Libor rate. To partially mitigate this risk we entered into interest rate swaps in the notional amount of $80 million, effectively hedging 41% of our exposure to interest rate fluctuations for the two-year terms of the swaps.


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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 28, 2002 we filed suit in Federal Court against one of our customers in the amount of $6.8 million for failure to pay past due invoices. We believe the facts in the matter are in our favor, and therefore, we have not made any provision for the related account receivable. We will continue to monitor the financial condition of the customer and, should their condition deteriorate materially, we may need to reserve this amount, either partially or in total. We expect the matter to be tried in court by mid 2004.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 3, 2002, at the Annual Meeting of Stockholders, the stockholders voted, as follows, to elect six directors of Veritas DGC Inc. Former board members, Mr. Larry Fichtner and Mr. Steven Gilbert did not stand for reelection.

      Name                              Votes For                 Votes Withheld
------------------                      ----------                --------------
Clayton P. Cormier                      24,418,575                   1,135,252
James R. Gibbs                          24,420,170                   1,133,657
Stephen J. Ludlow                       25,252,390                     301,437
Brian F. MacNeill                       25,254,081                     299,746
Jan Rask                                24,395,585                   1,158,242
David B. Robson                         25,241,605                     312,222


     The stockholders voted, as follows, for approval of the adoption of our
                             Share Incentive Plan.

                 Votes For                                  18,658,367
              Votes Withheld                                 3,106,512
                Abstentions                                     62,452

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) EXHIBITS FILED WITH THIS REPORT:

EXHIBIT
NO.                              DESCRIPTION
-------     --------------------------------------------------------

  10.1 -- Credit Agreement among Veritas DGC Inc., as borrower, and Wells Fargo, Inc., as a bank and agent for the banks named therein, dated July 19, 2001. (Exhibit 10-W to
            Veritas DGC Inc.'s Form 10-K for the year ended July 31,
            2001 is incorporated herein by reference.)

  10.2  --  Second Amendment to Credit Agreement, effective as of
            July 1, 2002, by and among Veritas DGC Inc., Veritas DGC
            Limited, Veritas Energy Services Inc., Veritas Energy
            Services Partnership, certain Banks party thereto, Wells
            Fargo Bank Texas, N.A., as agent, and HSBC Bank Canada, as agent. (Exhibit 10.1 to Veritas DGC Inc.'s Current Report on
            Form 8-K dated September 27, 2002 is incorporated herein by reference.)

  10.2  --  Second Amendment to Credit Agreement, effective as of
            July 1, 2002, by and among Veritas DGC Inc., Veritas DGC
            Limited, Veritas Energy Services Inc., Veritas Energy
            Services Partnership, certain Banks party thereto, Wells
            Fargo Bank Texas, N.A., as agent, and HSBC Bank Canada, as agent. (Exhibit 10.1 to Veritas DGC Inc.'s Current Report on
            Form 8-K dated September 27, 2002 is incorporated herein by reference.)

  10.3  --  Credit Agreement, dated as of February 14, 2003, among
            Veritas DGC Inc., Veritas DGC Limited, Veritas Energy
            Services Inc., Veritas Energy Services Partnership, Deutsche
            Bank AG, New York Branch, as Administrative Agent, Deutsche
            Bank AG, Canada Branch, as Canadian Administrative Agent, and the various lending institutions named therein. (Exhibit
            10-1 to Veritas DGC Inc.'s Current Report on Form 8-K dated
            February 19, 2003 is incorporated herein by reference.)

 *10.4  --  Letter of Agreement between Veritas DGC Inc. and Anthony
            Tripodo dated November 8, 2003

 *99.1  --  Veritas DGC Inc. Audit Committee Charter, as adopted
            December 3, 2002

 *99.2  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 by David B. Robson.

 *99.3  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 by Matthew D. Fitzgerald.


         b) REPORTS ON FORM 8-K

         On February 5, 2003, we filed a Form 8-K regarding the anticipated redemption of our 9 3/4% Senior Notes.

         On February 19, we filed a Form 8-K regarding our credit agreement with Deutsche Bank AG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2003.


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


Date: March 10, 2003
                                                     /s/ David B. Robson
                                                     -----------------------
                                                     David B. Robson
                                                     Chief Executive Officer

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

Date: March 10, 2003
                                                     /s/ Matthew D. Fitzgerald
                                                     -------------------------
                                                     Matthew D. Fitzgerald
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------
10.4  --  Letter of Agreement between Veritas DGC Inc. and Anthony
          Tripodo dated November 8, 2003

99.1  --  Veritas DGC Inc. Audit Committee Charter, as adopted December
          3, 2002

99.2  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002 by David B. Robson

99.3  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002 by Matthew D. Fitzgerald