Form 10-Q
period 2003-04-30
VERITAS DGC INC
filed 2003-06-13
CIK 28866

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

     The number of shares of the Company's common stock, $.01 par value, outstanding at May 30, 2003 was 33,503,081 (including 1,443,411 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q

                                      INDEX

                                                                                                   Page Number
                                                                                                   -----------
PART I.      Financial Information

             Item 1.   Financial Statements

                Consolidated Statements of Operations and Comprehensive Income -
                  For the Three and Nine Months Ended April 30, 2003 and 2002                            1

                Consolidated Balance Sheets - April 30, 2003 and July 31, 2002                           2

                Consolidated Statements of Cash Flows -
                  For the Nine Months Ended April 30, 2003 and 2002                                      3

                Notes to Consolidated Financial Statements                                               4

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                                 11

             Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk                    16

             Item 4.   Controls and Procedures                                                          17

PART II.     Other Information

             Item 1.   Legal Proceedings                                                                17

             Item 6.  Exhibits and Reports on Form 8-K                                                  17

             Signatures                                                                                 19

             Certification of Chief Executive Officer                                                   20

             Certification of Chief Financial Officer                                                   21

                        VERITAS DGC INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              APRIL 30,                   APRIL 30,
                                                                       -----------------------     -----------------------
                                                                         2003          2002          2003          2002
                                                                       ---------     ---------     ---------     ---------
                                                                             (In thousands, except per share amounts)
Revenues ..........................................................    $ 120,636     $ 109,267     $ 383,464     $ 350,268
Cost of services ..................................................       97,287        85,082       318,671       274,415
Research and development ..........................................        3,274         2,846         9,327         8,381
General and administrative ........................................        6,261         5,854        21,744        17,886
Merger costs ......................................................                      1,658                       4,416
                                                                       ---------     ---------     ---------     ---------
Operating income ..................................................       13,814        13,827        33,722        45,170
Interest expense ..................................................        5,992         2,771        14,359         9,850
Other expense (income), net .......................................           17        (1,427)        1,229        (2,219)
                                                                       ---------     ---------     ---------     ---------
Income before provision for income taxes ..........................        7,805        12,483        18,134        37,539
Provision for income taxes ........................................        3,077         4,438         7,353        14,172
                                                                       ---------     ---------     ---------     ---------
Net income ........................................................    $   4,728     $   8,045     $  10,781     $  23,367

Other comprehensive income (loss) (net of tax, $0 in all periods):
  Foreign currency translation adjustments ........................        5,651         2,557         7,250        (1,742)
  Unrealized gain (loss) on investments available for sale ........           61          (219)           77          (949)
  Unrealized (loss) on interest swap ..............................         (410)                       (410)
  Unrealized gain (loss) on foreign currency hedge.................         (235)          212           114           235
                                                                       ---------     ---------     ---------     ---------
Total other comprehensive income (loss)............................        5,067         2,550         7,031        (2,456)
                                                                       ---------     ---------     ---------     ---------
Comprehensive income ..............................................    $   9,795     $  10,595     $  17,812     $  20,911
                                                                       =========     =========     =========     =========

Weighted average common shares:
  Basic ...........................................................       33,348        32,446        33,243        32,381
  Diluted .........................................................       33,355        32,639        33,280        32,561
Earnings per share:
  Basic and diluted ...............................................    $     .14     $     .25     $     .32     $     .72

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)

                                                                                                    APRIL 30,         JULY 31,
                                                                                                      2003             2002
                                                                                                   -----------      -----------
                                                                                                   (Unaudited)
                                            ASSETS
Current assets:
  Cash and cash equivalents ..................................................................     $    73,315      $    10,586
  Restricted cash investments ................................................................             205              166
  Accounts and notes receivable (net of allowance:  $7,391 at April;  $4,143 at July) ........         124,241          128,045
  Materials and supplies inventory ...........................................................           3,202           16,096
  Prepayments and other ......................................................................          13,127           12,059
  Income taxes receivable ....................................................................          10,397           16,074
                                                                                                   -----------      -----------
      Total current assets ...................................................................         224,487          183,026
Property and equipment .......................................................................         492,083          515,823
Less accumulated depreciation ................................................................         336,280          324,742
                                                                                                   -----------      -----------
      Property and equipment, net ............................................................         155,803          191,081
Multi-client data library ....................................................................         376,318          336,475
Investment in and advances to joint ventures .................................................           5,011            7,433
Goodwill .....................................................................................          39,018           34,086
Deferred tax asset ...........................................................................          15,741           13,756
Other assets .................................................................................          31,685           14,924
                                                                                                   -----------      -----------
      Total ..................................................................................     $   848,063      $   780,781
                                                                                                   ===========      ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable .....................................................................     $    39,867      $    46,471
  Accrued interest ...........................................................................             259            3,965
  Other accrued liabilities ..................................................................          47,522           54,169
                                                                                                   -----------      -----------
      Total current liabilities ..............................................................          87,648          104,605
Non-current liabilities:
  Long-term debt .............................................................................         194,613          140,000
  Deferred tax liability .....................................................................           7,409            7,310
  Other non-current liabilities ..............................................................           4,616            4,654
                                                                                                   -----------      -----------
      Total non-current liabilities ..........................................................         206,638          151,964
Stockholders' equity:
  Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 32,062,631 shares at
  April and 31,171,988 shares at July (excluding Exchangeable Shares of 1,443,411 at April
  and 1,444,514 at July) .....................................................................             321              311
  Additional paid-in capital .................................................................         425,239          413,813
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) ....................         131,222          120,441
  Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment ........................................          (1,593)          (8,843)
   Other comprehensive income ................................................................             575              794
Unearned compensation ........................................................................            (483)            (872)
Treasury stock, at cost; 83,672 shares at April and 76,607 at July ...........................          (1,504)          (1,432)
                                                                                                   -----------      -----------
      Total stockholders' equity .............................................................         553,777          524,212
                                                                                                   -----------      -----------
      Total ..................................................................................     $   848,063      $   780,781
                                                                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         NINE MONTHS ENDED
                                                                                                             APRIL 30,
                                                                                                   ----------------------------
                                                                                                      2003             2002
                                                                                                   -----------      -----------
                                                                                                          (IN THOUSANDS)
Operating activities:
  Net income .................................................................................     $    10,781      $    23,367
  Non-cash items included in net income:
    Depreciation and amortization (other than multi-client) ..................................          55,808           51,499
    Depreciation and amortization capitalized to multi-client library and software ...........         (19,606)         (21,308)
    Amortization of multi-client library .....................................................         106,809           89,567
    Impairment of land acquisition equipment .................................................           1,780
    Gain on disposition of property and equipment ............................................            (225)          (1,655)
    Equity in loss (income) of joint venture .................................................           1,158             (267)
    Deferred taxes ...........................................................................                              170
    Amortization of unearned compensation ....................................................             520              517
  Change in operating assets/liabilities:
    Accounts and notes receivable ............................................................           5,359           20,541
    Materials and supplies inventory .........................................................          12,903              648
    Prepayments and other ....................................................................           1,161           (1,066)
    Income tax receivable ....................................................................           5,693            4,669
    Accounts payable and other accrued liabilities ...........................................         (19,365)         (21,238)
    Other non-current liabilities ............................................................              61              149
    Other ....................................................................................            (695)           2,795
                                                                                                   -----------      -----------
       Total cash provided by operating activities ...........................................         162,142          148,388
Investing activities:
  Increase in restricted cash investments ....................................................             (39)
  Investment in multi-client data library, net cash ..........................................        (122,652)        (127,054)
  Purchase of property and equipment .........................................................         (19,530)         (72,060)
  Sale of property and equipment .............................................................           2,475            4,489
  Acquisition of business ....................................................................          (9,547)
                                                                                                   -----------      -----------
       Total cash used by investing activities ...............................................        (149,293)        (194,625)
Financing activities:
  Borrowings of long-term debt, net of debt issuance costs ...................................         308,236
  Payments on long-term debt .................................................................        (260,887)
  Net proceeds from sale of common stock .....................................................           2,065            2,055
                                                                                                   -----------      -----------
       Total cash provided by financing activities ...........................................          49,414            2,055
  Currency loss on foreign cash ..............................................................             466             (184)
                                                                                                   -----------      -----------
  Change in cash and cash equivalents ........................................................          62,729          (44,366)
  Beginning cash and cash equivalents balance ................................................          10,586           69,218
                                                                                                   -----------      -----------
  Ending cash and cash equivalents balance ...................................................     $    73,315      $    24,852
                                                                                                   ===========      ===========

CASH PAID FOR:
Interest .....................................................................................     $    16,435      $    13,808
Taxes ........................................................................................     $     1,553      $     8,949

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

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest. Adoption of FIN 46 did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the use of this accounting statement in January 2003. Adoption did not have a material effect on our financial position or results of operations. We have no plans to voluntarily expense stock options or change our current stock-based compensation program. We have included the required interim disclosures in Note 12, Stock Based Compensation.

2.       BUSINESS COMBINATIONS

         On August 21, 2002, we acquired Hampson-Russell Software Services Ltd. ("Hampson-Russell"), a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for a cash payment of $9,250,000, transfer of 589,623 shares of Veritas common stock ($12.30 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. The common stock price of $12.30 was based on the average closing price for Veritas common stock for a short period up to the transaction close date. Our allocation of the $16.8 million purchase price was based on fair value as follows: $0.3 million of fees and expenses, $13.2 million to software, $3.9 million to goodwill, of which none is expected to be tax deductible, $1.1 million to accrued liabilities, $0.3 million to fixed assets and $0.2 million to other assets. The software will be amortized over no more than five years. David
B. Robson, Veritas DGC's Chairman and Chief Executive Officer, beneficially owns a controlling interest in Vada Industries Ltd., which was a 25% shareholder of Hampson-Russell at the time of the acquisition. The results of operations for Hampson-Russell began to be included in our results of operations as of August 21, 2002.

3.       ASSET IMPAIRMENT

         During the first quarter of fiscal year 2003, we incurred a $1.8 million loss for the impairment of land equipment. It was determined the fair value of the equipment was zero. The impairment loss is included in cost of services in the "Consolidated Statements of Operations and Comprehensive Income".

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4.       OTHER EXPENSE (INCOME), NET

         Other expense (income), net consists of the following:

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         APRIL 30,                         APRIL 30,
                                                                 ----------------------------------------------------------
                                                                   2003             2002             2003             2002
                                                                 -------          -------          -------          -------
                                                                                       (IN THOUSANDS)
Interest income ..........................................       $  (453)         $  (169)         $  (681)         $(1,289)
Net (gain) loss on disposition of property and equipment..           210               38             (225)            (354)
Net gain on sale of Air-Jac subsidiary ...................                                                             (658)
Net foreign currency exchange loss (gain) ................             8             (957)             705              402
Loss (income) from unconsolidated joint venture ..........           210             (321)           1,158             (267)
Other ....................................................            42              (18)             272              (53)
                                                                 -------          -------          -------          -------
         Total .........................................         $    17          $(1,427)         $ 1,229          $(2,219)
                                                                 =======          =======          =======          =======

5.    EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share are computed as follows:

                                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                           APRIL 30,               APRIL 30,
                                                                      -------------------     -------------------
                                                                        2003        2002        2003        2002
                                                                      -------     -------     -------     -------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income .......................................................    $ 4,728     $ 8,045     $10,781     $23,367
Basic:
  Weighted average common shares (including exchangeable shares)..     33,348      32,446      33,243      32,381
                                                                      -------     -------     -------     -------
  Net income per share ...........................................    $   .14     $   .25     $   .32     $   .72
                                                                      =======     =======     =======     =======
Diluted:
  Weighted average common shares (including exchangeable shares)..     33,348      32,446      33,243      32,381
  Shares issuable from assumed exercise of options ...............          7         193          37         180
                                                                      -------     -------     -------     -------
          Total ..................................................     33,355      32,639      33,280      32,561
                                                                      -------     -------     -------     -------
  Net income per share ...........................................    $   .14     $   .25     $   .32     $   .72
                                                                      =======     =======     =======     =======

         The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceed the average market price of the underlying common shares.

                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                     APRIL 30,                             APRIL 30,
                       ------------------------------------   ------------------------------------
                             2003                2002               2003              2002
                       ---------------   ------------------   ----------------   -----------------
Number of options            3,854,346            1,338,676          3,221,589           1,341,626
Exercise price range   $7.30 - $55.125   $16.3125 - $55.125   $10.71 - $55.125   $15.625 - $55.125
Expiring through            March 2012           March 2011         March 2012          March 2011

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6.       OTHER ASSETS - SOFTWARE

         Software available for sale is included in other assets. A portion of the software was developed internally, and the remaining portion was obtained through the acquisition of Reservoir Characterization Research and Consulting, Inc. (RC(2)) and Hampson-Russell. The current book value of the acquired RC(2) software is $0.9 million, the book value of the internally developed software, originated in RC(2) and called Antero, is $7.3 million and the book value of the acquired Hampson-Russell software is $12.3 million. For internally developed software, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. The period of amortization begins when the software is released to the market. The Antero software has not been released. In no case is the cumulative amortization for a product allowed to fall below the amount that would be recorded using straight-line amortization for that product's estimated useful life. Estimated useful lives of our software products range from three to five years.

         Amortization expense for the software is as follows:

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          APRIL 30,           APRIL 30,
                                                     ------------------   -----------------
                                                                  (IN THOUSANDS)
                                                        2003     2002          2003       2002
                                                       -----    ------       --------   --------
Amortization expense ........................          $  960   $  644       $  3,623   $  1,932

     The carrying value of our software is as follows:

                                            APRIL 30, 2003                                          JULY 31, 2002
                        ------------------------------------------------------       ------------------------------------------
                          GROSS                                                           GROSS
                        CARRYING           ACCUMULATED                                  CARRYING      ACCUMULATED
                         AMOUNT            AMORTIZATION             NET                  AMOUNT       AMORTIZATION       NET
                        --------           ------------             ---                 --------      ------------       ---
                                                                          (IN THOUSANDS)
Software ..........     $ 27,995             $ 7,474             $ 20,521               $ 13,631        $ 3,851        $ 9,780

7.       LONG-TERM DEBT

         Long-term debt is as follows:

                                                                              APRIL 30, 2003                 JULY 31, 2002
                                                                              --------------                 -------------
                                                                                              (IN THOUSANDS)
Term A loan due February 2006 ..............................                     $  29,925
Term B loan due February 2007 ..............................                       124,688
Term C loan due February 2008 ..............................                        40,000
Senior Notes due October 2003, at 9 3/4% ...................                                                   $ 135,000
Revolving credit agreement, balance due August 2003 ........                                                       5,000
                                                                                 ---------                     ---------
     Total .................................................                     $ 194,613                     $ 140,000
                                                                                 =========                     =========

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

         On February 14, 2003, we entered into a new Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The new facility provides term financing of $195 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55 million, including a facility for swing line loans of up to $10 million and the issuance of letters of credit in an aggregate amount of up to $40 million. The term A loan is in the original principal amount of $30 million and matures in three years, or February 2006, and requires quarterly interest payments at a rate, at our election, of Libor plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins are based on certain of our financial ratios. The term B loan is in the original principal amount of $125 million, matures in four years, or February 2007, and requires quarterly interest payments at a rate, at our election, of Libor plus 5.0%, subject to a 2% Libor floor or a base rate plus 3.75%. The term C loan is in the original principal amount of $40 million, matures in five years, or February 2008, and requires quarterly interest payments at a rate, at our election, of Libor plus 7.5%, subject to a 3% Libor floor or a base rate plus 6.25%. The term A and term B loans require quarterly principal payments of 0.25% of the outstanding principal balance. Loans made under the revolving loan facilities, including swing line loans, bear interest at a variable rate, determined on the date of borrowing, that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolver expires in February 2006. The financing is secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. On February 14, 2003, the Term Loans totaling $194.6 million were funded and letters of credit in the amount of approximately $5.7 million then outstanding from the previous credit agreement were transferred to the Credit Agreement. Proceeds from the Term Loans were used to satisfy the obligations under the previous credit agreement and the Senior Notes.

         We incurred $7.3 million of debt issuance costs related to the new Credit Agreement. These costs are capitalized to prepayments and other assets and are being amortized to interest expense over the maturity of the debt.

8.       HEDGE TRANSACTIONS

         In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively locking our exchange rate for Norwegian kroner to the U.S. dollar.

         On February 25, 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates of the Credit Facility described above. These swaps, with notional amounts totaling $80 million, effectively hedge 41% of our exposure to interest rate changes for the two-year terms of the swaps and had no value at inception.

         Details of the swaps are summarized in the following table:

Tranche Hedged                      Amount           Term            Pay %         Receive     Libor Floor
--------------                  --------------    ---------          ----          -------     -----------
                                (in thousands)
    Term A                         $ 25,000       24 months          1.86           Libor          None
    Term B                         $ 55,000       24 months          2.49           Libor           2%

         This is considered a cash flow hedge under FAS 133 for accounting and financial reporting purposes. The two swaps are marked to market with the gain or loss recorded in Other Comprehensive Income offset by an asset or liability. The differences in the amount paid versus amount received each month flows through the income statement as interest expense. The fair value of the swaps on April 30, 2003 was $410,000 and is included in other accrued liabilities on the "Consolidated Balance Sheets".

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

The values of the kroner contracts and the interest rate swaps are as follows:

                                                      APRIL 30, 2003                                    JULY 31, 2002
                                        -----------------------------------------           -----------------------------------
                                        FORWARD     UNREALIZED                              FORWARD     UNREALIZED
                                         VALUE      GAIN/(LOSS)        FAIR VALUE            VALUE         GAIN      FAIR VALUE
                                        -------     -----------        ----------           -------     ----------   ----------
                                                                             (IN THOUSANDS)
Forward kroner contracts .......        $ 3,600       $  908             $ 4,508            $ 6,032       $  794      $  6,826
Interest rate swaps ............                        (410)               (410)

9.       SEGMENT INFORMATION

         We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below:

                                                         THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                           APRIL 30, 2003                               APRIL 30, 2002
                                                  -------------------------------------     -------------------------------------
                                                   SEGMENTS     CORPORATE       TOTAL       SEGMENTS      CORPORATE       TOTAL
                                                  ---------     ---------     ---------     ---------     ---------     ---------
                                                                                (IN THOUSANDS)
Revenues ....................................     $ 120,636                   $ 120,636     $ 109,267                   $ 109,267
Operating income ............................        22,094     $  (8,280)       13,814        23,339     $  (9,512)       13,827
Income (loss) before provision for income
taxes .......................................        21,558       (13,753)        7,805        24,686       (12,203)       12,483

                                                                NINE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  APRIL 30, 2003                            APRIL 30, 2002
                                                     -------------------------------------     -------------------------------------
                                                      SEGMENTS     CORPORATE       TOTAL        SEGMENTS     CORPORATE       TOTAL
                                                    ----------     ---------     ---------     ---------     ---------     ---------
                                                                               (IN THOUSANDS)
Revenues .........................................   $ 383,464                   $ 383,464     $ 350,268                   $ 350,268
Operating income .................................      59,440     $ (25,718)       33,722        72,857     $ (27,687)       45,170
Income (loss) before provision for income taxes ..      57,746       (39,612)       18,134        74,582       (37,043)       37,539

10.      SEVERANCE

         In the first quarter of fiscal year 2003, we began to reduce overhead in all divisions and at all levels of employment. As a result, we incurred $2.8 million of severance cost during the nine months ended April 30, 2003 of which $2.1 million was paid and $0.7 million remains accrued at April 30, 2003. The total expense is included in general and administrative in the "Consolidated Statements of Operations and Comprehensive Income". The total number of employees terminated during the nine months ended April 30, 2003 was 119. The severance liabilities accrued as of April 30, 2003 are expected to be paid over the next nine months.

11.      CONTINGENCIES

         On September 28, 2002, we filed suit in Federal Court against one of our customers in the amount of $6.8 million for failure to pay past due invoices and for other damages. The customer has, in turn, filed a counterclaim against us alleging that the services were not properly performed but did not specify the amount of damages claimed. We believe the facts in the matter are in our favor, however, during our third quarter we reserved $2.9 million of the related receivable in response to a going concern qualification to the audit opinion in the customer's recent Form 10-K filing. We will continue to monitor the financial condition of the customer and, if necessary, adjust the allowance for doubtful accounts to reflect current circumstances. We expect the matter to go to trial in 2004. Our remaining income statement exposure to this issue ranges from $0 to $2.9 million.

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)

12.      STOCK BASED COMPENSATION

         The effect on net income and earnings per share that would have been recorded using the fair value based method for stock options as required by SFAS 148 is as follows:

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     APRIL 30,                            APRIL 30,
                                                        -------------------------------        ------------------------------
                                                           2003                2002                2003              2002
                                                        ----------         ------------        -----------       ------------
                                                                                    (IN THOUSANDS)
Net income, as reported ........................        $    4,728         $      8,045        $    10,781       $     23,367

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects ............................            (1,783)              (1,021)            (6,096)            (3,429)
                                                        ----------         ------------        -----------       ------------
Pro forma net income ...........................        $    2,945         $      7,024        $     4,685       $     19,938
                                                        ==========         ============        ===========       ============

Earnings per share:
Basic - as reported ............................        $      .14         $        .25        $       .32       $        .72
Basic - pro forma ..............................               .09                  .22                .14                .61

Diluted - as reported ..........................               .14                  .25                .32                .72
Diluted - pro forma ............................               .09                  .22                .14                .61


Pro forma net income ...........................


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

         We are continuing to selectively invest in our multi-client library where we can reasonably assume adequate returns. However, we balance our investment in multi-client libraries with our participation in the contract, or proprietary, market. In 2003, we are increasing our participation in the contract marine acquisition market, with a commensurate reduction in marine multi-client investment. We anticipate this will result in increased cash flow, although potentially at the expense of a lower gross margin.

         Based on this environment, for fiscal year 2003, we expect capital expenditures will be approximately $30 to $35 million, less than half of the expected depreciation level, and cash investment in our multi-client library will be approximately $160 million, significantly less than projected multi-client revenue. These factors, along with expense reductions and expected revenues, are projected to result in positive free cash flow for the year. (See Liquidity and Capital Resources on page 13 for our definition of free cash flow and further explanation.)

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2003 COMPARED WITH THREE MONTHS ENDED APRIL 30,
2002

         Revenues. Revenues increased by 10% overall. Multi-client revenue decreased 3% primarily due to lower sales of completed surveys in West Africa and offshore Canada. Additionally, in the prior year we had two vessels working on a highly funded survey in Brazil. These decreases were partially offset by increased activity in Canada where a large sale of Rocky Mountain foothills data contributed significantly to the quarter. Contract revenue increased by 23%. Land acquisition revenue increased due to activity in the U.S., a new contract in Bolivia and re-entry into the Argentine market. Marine acquisition revenue increased due to a project in Trinidad.

         Operating income. Operating income as a percentage of revenue decreased to 11.5% from 12.7% mainly as a result of a $2.9 million provision related to a disputed receivable from a customer. Contract margins increased but were partially offset by lower multi-client margins as a result of an unfavorable mix of survey licenses.

         On September 28, 2002, we filed suit in Federal Court against one of our customers in the amount of $6.8 million for failure to pay past due invoices and for other damages. The customer has, in turn, filed a counterclaim against us alleging that the services were not properly performed but did not specify the amount of damages claimed. We believe the facts in the matter are in our favor, however, during our third quarter we reserved $2.9 million of the related receivable in response to a going concern qualification to the audit opinion in the customer's recent Form 10-K filing. We will continue to monitor the financial condition of the customer and, if necessary, adjust the allowance for doubtful accounts to reflect current circumstances. We expect the matter to go to trial in 2004.

         Other expense (income), net. Other expense (income), net decreased from income of $1.4 million to an expense of $17,000. This was mainly due to the prior year recovery of a $1.3 million currency loss in Argentina. In addition, our unconsolidated Indonesian joint venture incurred a loss of $210,000 as opposed to income in the prior year of $0.3 million, and net losses from the sale of fixed assets increased from $38,000 to $0.2 million. These were offset by an increase in interest income from $0.2 million to $0.5 million due to increased borrowings and increased cash from operations in the current quarter as compared to the prior year's quarter.

         Interest expense. Interest expense increased from $2.8 million to $6.0 million. Our previous outstanding debt, Senior Notes and the revolving credit facility, and the new bank debt were concurrently outstanding for one month, resulting in additional interest costs of $1.2 million, In addition, we expensed $0.7 million of unamortized debt issuance costs related to the refinanced facilities. Outstanding borrowings were $194.6 million under the new facility compared with $135.0 million outstanding in prior year's third quarter. These factors were partially offset by the new Credit Agreement's weighted-average borrowing cost of approximately 8%, compared with 9.75% under the Senior Notes. Management expects interest expense to be in the $4.0 to $4.5 million range in each of the next few quarters.

         Provision for income taxes. The provision for income taxes decreased from $4.4 million to $3.1 million as a result of a decrease in earnings in the current year. The effective income tax rate increased from 36% to 39% as a result of unbenefited losses and foreign tax credits generated in certain jurisdictions.

NINE MONTHS ENDED APRIL 30, 2003 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2002

         Revenues. Revenues increased by 9% overall. Multi-client revenue was comparable to the previous year's nine month period. Marine multi-client revenue decreased by 4% due to lower sales of completed surveys, while land multi-client revenue increased due to higher sales of Canadian foothills data. Contract revenue increased by 18% due to a large land acquisition project in Peru, increased land activity in the U.S., re-entry into the Argentina land market and an increase in marine acquisition projects. This was partially offset by decreased activity in Canada land acquisition due to warmer than normal weather, that delayed equipment movement during the winter season.

         Operating income. Operating income as a percentage of revenue decreased to 8.8% from 12.9%. Although contract margins increased due to higher pricing and project mix, overall margins declined due to several operational disruptions in land acquisition in the first quarter of the current year, lower margins from multi-client revenue caused by a greater mix of lower margin surveys and a $2.9 million provision for doubtful accounts. The operational disruptions included two lightning strikes, two hurricanes, and civil unrest, all of which resulted in declarations of contractual force majeur provisions. Reduced revenue and increased expense associated with these projects reduced operating income by approximately $2.1 million. Additionally, we recognized an impairment of $1.8 million of assets in the land acquisition business.

         On September 28, 2002, we filed suit in Federal Court against one of our customers in the amount of $6.8 million for failure to pay past due invoices and for other damages. The customer has, in turn, filed a counterclaim against us alleging that the services were not properly performed but did not specify the amount of damages claimed. We believe the facts in the matter are in our favor, however, during our third quarter we reserved $2.9 million of the related receivable in response to a going concern qualification to the audit opinion in the customer's recent Form 10-K filing. We will continue to monitor the financial condition of the customer and, if necessary, adjust the allowance for doubtful accounts to reflect current circumstances. We expect the matter to go to trial in 2004.

         General and administrative expense increased by $3.9 million from the prior year due to severance and other items.

         Other expense (income), net. Other expense (income), net decreased from income of $2.2 million to a loss of $1.2 million due to several factors. The prior year's results included a $0.7 million gain from the sale of a seismic drilling operation. Net loss from foreign currency increased from $0.3 million to $0.7 million. Interest income decreased from $1.3 million to $0.3 million due to lower cash in the first half of the current year as compared to the prior year. Our unconsolidated joint venture in Indonesia incurred a loss of $1.2 million compared to income of $0.3 million in the prior year.

         Interest expense. Interest expense increased from $9.9 million to $14.4 million. During the first half of the current fiscal year, interest expense increased due to additional borrowing on our revolving credit facility. In the third quarter of the current year, our previous outstanding debt, Senior Notes and the revolving credit facility, and the new bank debt were concurrently outstanding for one month, resulting in additional interest costs of $1.2 million, In addition, we expensed $0.7 million of unamortized debt issuance costs related to the refinanced facilities. Outstanding borrowings were $194.6 million under the new facility compared with $135.0 million outstanding in prior year's third quarter. These factors were partially offset by the new credit facility's weighted-average borrowing cost of approximately 8%, compared with 9.75% under the Senior Notes.

         Provision for income taxes. The provision for income taxes decreased from $14.2 million to $7.4 million as a result of a decrease in earnings in the current year. The effective income tax rate increased from 38% to 41% as a result of unbenefited losses in certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

         Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, equipment financing, our revolving loan facility, and trade credit. We believe these sources of funds are adequate to meet our liquidity needs for fiscal 2003 and 2004.

         Net cash provided by operating activities increased from $148.4 million in the first nine months of 2002 to $162.1 million in 2003. Major components of this change were a $17.2 million increase in amortization on multi-client library due to higher cost of sales from new survey sales and increased amortization on remaining costs for surveys reaching their three-year completion period. In addition, depreciation and amortization, net increased by $6.0 million as a result of amortization on Hampson-Russell software and decreased depreciation capitalized to multi-client library. These increases were offset by a $12.6 million decrease in net income and an unfavorable change in operating assets and liabilities of $1.4 million.

         Net cash used by investing activities decreased from $194.6 million in the first nine months of 2002 to $149.3 million in 2003 due to lower capital spending and investments in multi-client library, partially offset by the acquisition of Hampson-Russell. Our capital expenditure estimate for fiscal 2003 is approximately $30 to $35 million, which is mostly allocated to the replacement and upgrading of existing equipment. For fiscal year 2003, we are forecasting $150 to $160 million of cash investment in our data library. We expect to fund these investments from internally generated cash flows.

         Net cash provided by financing activities increased from $2.1 million in the first nine months of 2002 to $49.4 million in 2003. This increase was driven by a new financing package that provides us with greater liquidity at a lower interest rate than we previously had and gives us a pre-payment option in the future. On February 14, 2003, we entered into a new Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The new facility provides term financing of $195 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55 million, including a facility for swing line loans of up to $10 million and the issuance of letters of credit in an aggregate amount of up to $40 million. Proceeds from the Term Loans were used to satisfy the obligations under the previous credit agreement and the Senior Notes. In addition, the current year includes net payments on the revolving credit facility of $5.0 million, redemption of the Senior Notes of $135.0 million, and payments under the new Credit Agreement of $0.4 million.

         We use free cash flow as an important metric within the company as it measures the combined effects of our operational performance and our investing discipline on the liquidity of the company. For the nine months of the current fiscal year to date we have generated $20.0 million of free cash flow versus a negative $50.7 million of free cash flow for the same period of the prior fiscal year. The large positive change in free cash flow is primarily due to decreased capital spending in the current year and, to a lesser extent, lower spending on multi-client surveys. We expect to maintain the reduced capital spending levels through the end of the fiscal year and, in total, plan to spend $56 million less than in the prior year.

         We define free cash flow as cash from operating activities less cash multi-client spending and capital expenditures. This non-GAAP liquidity measure is useful as an addition to the most directly comparable GAAP measure of "cash provided by operating activities" because free cash flow includes investments in operational assets and therefore presents a fuller picture of net cash flow from ongoing operations. This measure excludes items such as proceeds from the disposal of assets, cash paid for acquisitions and all financing activities.

         A reconciliation of free cash flow to cash provided by operating activities is presented in the following table.

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               APRIL 30,                              APRIL 30,
                                                      ----------------------------          ----------------------------
                                                        2003               2002               2003               2002
                                                      ---------          ---------          ---------          ---------
                                                                                (IN THOUSANDS)
Free cash flow ..............................         $  15,775          $  (3,356)         $  19,960          $ (50,726)
Add back:
Multi-client expenditures, net cash .........            47,065             38,674            122,652            127,054
Capital expenditures ........................             6,563             20,455             19,530             72,060
                                                      ---------          ---------          ---------          ---------
Total cash provided by operating activities..         $  69,403          $  55,773          $ 162,142          $ 148,388

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

         The following represents our financial contractual obligations and commitments for the fiscal period ending July 31, 2003 through 2007 and thereafter.

                                                                                                                        2007 AND
        CONTRACTUAL CASH OBLIGATIONS                TOTAL          2003          2004          2005          2006      THEREAFTER
        ----------------------------                -----          ----          ----          ----          ----      ----------
Lease obligations ..........................      $ 160,329     $  41,710     $  30,738     $  23,963     $  19,932     $  43,986
Long-term debt .............................        194,613           387         1,537         1,521        30,473       160,695
Forward exchange contracts .................          6,832           800         3,253         2,779
Standby letters of credit ..................          5,733           365         5,275            93

CRITICAL ACCOUNTING POLICIES

         While all of our accounting policies are important in assuring that Veritas adheres to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail below.

MULTI-CLIENT DATA LIBRARY

         In the portion of our business known as multi-client data library, we collect and process geophysical data for our own account and retain all ownership rights. We license the data to multiple clients on a non-transferable basis. We capitalize the costs associated with acquiring and processing the multi-client data on a survey-by-survey basis (versus a pooled basis). The capitalized cost of multi-client data is charged to cost of services in the period revenue is recognized in an amount equal to the period revenue multiplied by the percentage of total estimated costs to total estimated revenue. Therefore, multi-client margins recognized in any given period are the product of estimated costs and estimated sales and may not reflect the ultimate cash margins recognized from a survey. Any costs remaining 36 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. The maximum amortization period of sixty months represents the period over which the majority of revenues from these surveys are expected to be derived. We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and then record losses when it is determined that estimated sales will not be sufficient to cover the carrying value of the asset.

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

SOFTWARE CAPITALIZATION AND AMORTIZATION

         Software available for sale is included in other assets. Software acquired through the purchase of software companies is capitalized at estimated fair market value through allocation of the purchase price. For internally developed software, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. The period of amortization begins when the software is released to the market. In no case is the cumulative amortization for a product allowed to fall below the amount that would be recorded using straight-line amortization for that product's estimated useful life. Estimated useful lives of our software products range from three to five years.

OTHER ACCOUNTING POLICIES

         Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carry-forwards existing at the date of the quasi-reorganization is subject to certain limitations. For the nine months ended April 30, 2003, we recognized $1.8 million related to these benefits.

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

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest. Adoption of FIN 46 did not have a material effect on our financial position or results of operations.

         In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the use of this accounting statement in January 2003. Adoption did not have a material effect on our financial position or results of operations. We have no plans to voluntarily expense stock options or change our current stock-based compensation program. We have included the required interim disclosures in Note 12, Stock Based Compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         At April 30, 2003, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at April 30, 2003 in U.S. dollars was $4.5 million.

         As of February 14, 2003, with the signing of the new Credit Agreement, we are exposed to interest rate risk based upon fluctuations in the Libor rate. To partially mitigate this risk, on February 25, 2003 we entered into interest rate swaps in the notional amount of $80 million, effectively hedging 41% of our exposure to interest rate fluctuations for the two-year terms of the swaps. The swaps had no value at inception.

         Details of the swaps are summarized in the following table:

Tranche Hedged                      Amount          Term             Pay %         Receive     Libor Floor
--------------                  --------------    ---------          ----          -------     -----------
                                (in thousands)
    Term A                         $ 25,000       24 months          1.86           Libor          None
    Term B                         $ 55,000       24 months          2.49           Libor           2%

         The fair value of the swaps on April 30, 2003 was $410,000 and is included in other accrued liabilities on the "Consolidated Balance Sheets".

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 28, 2002, we filed suit in Federal Court against one of our customers in the amount of $6.8 million for failure to pay past due invoices and for other damages. The customer has, in turn, filed a counterclaim against us alleging that the services were not properly performed but did not specify the amount of damages claimed. We believe the facts in the matter are in our favor, however, during our third quarter we reserved $2.9 million of the related receivable in response to a going concern qualification to the audit opinion in the customer's recent Form 10-K filing. We will continue to monitor the financial condition of the customer and, if necessary, adjust the allowance for doubtful accounts to reflect current circumstances. We expect the matter to go to trial in 2004. Our remaining income statement exposure to this issue ranges from $0 to $2.9 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       EXHIBITS FILED WITH THIS REPORT:

EXHIBIT
  NO.                              DESCRIPTION
-------                            ------------
 10.1     --    Credit Agreement among Veritas DGC Inc., as borrower,
                and Wells Fargo, Inc., as a bank and agent for the banks
                named therein, dated July 19, 2001.  (Exhibit 10-W to
                Veritas DGC Inc.'s Form 10-K for the year ended July 31,
                2001 is incorporated herein by reference.)

 10.2     --    Second Amendment to Credit Agreement, effective as of
                July 1, 2002, by and among Veritas DGC Inc., Veritas DGC
                Limited, Veritas Energy Services Inc., Veritas Energy
                Services Partnership, certain Banks party thereto, Wells
                Fargo Bank Texas, N.A., as agent, and HSBC Bank Canada, as agent. (Exhibit 10.1 to Veritas DGC Inc.'s Current Report on
                Form 8-K dated September 27, 2002 is incorporated herein by reference.)

 10.3     --    Credit Agreement, dated as of February 14, 2003, among
                Veritas DGC Inc., Veritas DGC Limited, Veritas Energy
                Services Inc., Veritas Energy Services Partnership, Deutsche
                Bank AG, New York Branch, as Administrative Agent, Deutsche
                Bank AG, Canada Branch, as Canadian Administrative Agent,
                and the various lending institutions named therein. (Exhibit
                10.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated
                February 19, 2003 is incorporated herein by reference.)

 10.4     --    Letter of Agreement between Veritas DGC Inc. and Anthony
                Tripodo dated November 8, 2002 (Exhibit 10.4 to Veritas DGC
                Inc.'s Form 10-Q for the quarter ended January 31, 2003
                is incorporated herein by reference.)

*10.5     --    Agreement and Release of All Claims dated April 23, 2003,
                between Veritas DGC Inc. and Anthony Tripodo.

*10.6     --    Consulting Services Agreement dated effective May 1, 2003
                by and between Veritas DGC Inc. and Arch Creek
                Advisors LLC. (Arch Creek Advisors LLC is owned and
                controlled by Anthony Tripodo, who, until April 30, 2003, was
                Executive Vice President, Special Projects of Veritas DGC
                Inc. and prior to that, was Executive Vice President, Chief
                Financial Officer & Treasurer of the Veritas DGC Inc.)

*99.1     --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by David B. Robson.

*99.2     --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by Matthew D. Fitzgerald.

* filed herewith

         b)       REPORTS ON FORM 8-K

         On February 5, 2003, we filed a report under Item 5 on Form 8-K regarding the anticipated redemption of our 9 3/4 Senior Notes.

         On February 19, 2003, we filed a report under Item 5 on Form 8-K regarding our credit agreement with Deutsche Bank AG.

         On May 30, 2003, we filed a Form 8-K regarding our earnings release conference call for our 3rd Quarter, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of June 2003.

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

Date: June 13, 2003
                               /s/ David B. Robson
                               -------------------
                               David B. Robson
                               Chief Executive Officer

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

Date: June 13, 2003
                               /s/ Matthew D. Fitzgerald
                               -------------------------
                               Matthew D. Fitzgerald
                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            ------------
 10.1     --    Credit Agreement among Veritas DGC Inc., as borrower,
                and Wells Fargo, Inc., as a bank and agent for the banks
                named therein, dated July 19, 2001.  (Exhibit 10-W to
                Veritas DGC Inc.'s Form 10-K for the year ended July 31,
                2001 is incorporated herein by reference.)

 10.2     --    Second Amendment to Credit Agreement, effective as of
                July 1, 2002, by and among Veritas DGC Inc., Veritas DGC
                Limited, Veritas Energy Services Inc., Veritas Energy
                Services Partnership, certain Banks party thereto, Wells
                Fargo Bank Texas, N.A., as agent, and HSBC Bank Canada, as agent. (Exhibit 10.1 to Veritas DGC Inc.'s Current Report on
                Form 8-K dated September 27, 2002 is incorporated herein by reference.)

 10.3     --    Credit Agreement, dated as of February 14, 2003, among
                Veritas DGC Inc., Veritas DGC Limited, Veritas Energy
                Services Inc., Veritas Energy Services Partnership, Deutsche
                Bank AG, New York Branch, as Administrative Agent, Deutsche
                Bank AG, Canada Branch, as Canadian Administrative Agent,
                and the various lending institutions named therein. (Exhibit
                10.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated
                February 19, 2003 is incorporated herein by reference.)

 10.4     --    Letter of Agreement between Veritas DGC Inc. and Anthony
                Tripodo dated November 8, 2002 (Exhibit 10.4 to Veritas DGC
                Inc.'s Form 10-Q for the quarter ended January 31, 2003
                is incorporated herein by reference.)

*10.5     --    Agreement and Release of All Claims dated April 23, 2003,
                between Veritas DGC Inc. and Anthony Tripodo.

*10.6     --    Consulting Services Agreement dated effective May 1, 2003
                by and between Veritas DGC Inc. and Arch Creek
                Advisors LLC. (Arch Creek Advisors LLC is owned and
                controlled by Anthony Tripodo, who, until April 30, 2003, was
                Executive Vice President, Special Projects of Veritas DGC
                Inc. and prior to that, was Executive Vice President, Chief
                Financial Officer & Treasurer of the Veritas DGC Inc.)

*99.1     --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by David B. Robson.

*99.2     --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002 by Matthew D. Fitzgerald.

* filed herewith