Form 10-K
period 2003-07-31
VERITAS DGC INC
filed 2003-10-21
CIK 28866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)
   [X]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [x] No [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $252,979,536 as of January 31, 2003.

         The number of shares of the Company's common stock, $.01 par value, outstanding at September 30, 2003 was 33,650,097 (including 1,443,411 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

         Portions of the registrant's definitive proxy statement to be filed in connection with the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                       PAGE
ITEM                                                                                  NUMBER
----                                                                                  ------
                                      PART I
 1.     Business
           General ...............................................................      1
           Services and Markets ..................................................      1
           Principal Operating Assets ............................................      2
           Technology and Capital Expenditures ...................................      3
           Competition ...........................................................      4
           Backlog ...............................................................      4
           Significant Customers .................................................      4
           Employees .............................................................      4
           SEC Reporting .........................................................      4
 2.     Properties ...............................................................      5
 3.     Legal Proceedings ........................................................      5
 4.     Submission of Matters to a Vote of Security Holders ......................      5

                                     PART II
 5.     Market for Registrant's Common Equity and Related Stockholder Matters ....      5
 6.     Selected Consolidated Financial Data .....................................      6
 7.     Management's Discussion and Analysis of Financial Condition and Results of
           Operations ............................................................      6
7A.     Quantitative and Qualitative Disclosures Regarding Market Risk ...........     15
 8.     Consolidated Financial Statements and Supplementary Data .................     17
 9.     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ............................................................     44
9A.     Controls and Procedures ..................................................     44

                                     PART III
10.     Directors and Executive Officers of the Registrant .......................     44
11.     Executive Compensation ...................................................     44
12.     Security Ownership of Certain Beneficial Owners and Management ...........     44
13.     Certain Relationships and Related Transactions ...........................     44
14.     Principal Accountant Fees and Services ...................................     44

                                     PART IV
15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........     45
        Signatures ...............................................................     46

         This annual report on Form 10-K and the documents incorporated by reference contain forward-looking statements that involve risks and uncertainties. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties to which they are subject, including those set forth under Item 1 Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a leading provider of integrated geophysical services to the petroleum industry worldwide. Our customers include major, national and independent oil and gas companies that utilize geophysical technologies to:

         - Identify new areas where subsurface conditions are favorable for the production of hydrocarbons.

         - Determine the size and structure of previously identified oil and gas fields.

         -        Optimize development and production of hydrocarbon reserves.

         We acquire, process, and interpret geophysical data and produce geophysical surveys that are either 2D or 3D images of the subsurface geology in the survey area. We also produce 4D surveys, which record fluid movement in the reservoir, by repeating specific 3D surveys over time. Additionally, we use geophysical data for reservoir characterization to enable our customers to maximize their recovery of oil and natural gas.

SERVICES AND MARKETS

         We conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients. Approximately 44% of our fiscal 2003 revenue was generated through the licensing of multi-client data. The high cost of acquiring and processing geophysical data on an exclusive basis has prompted many oil and gas companies to license surveys on a multi-client basis. In response to this demand, we have built a large library of surveys consisting of 200,326 line kilometers of 2D survey data and 169,172 square kilometers of 3D data. Our marine library includes surveys in the Gulf of Mexico, the North Atlantic, Southeast Asia, West Africa, North Africa, Canada and Brazil. Our land data library includes surveys in Texas, Mississippi, Oklahoma, Wyoming and Alberta, Canada.

         The following tables describe our revenues by contract type and geographic area:

                                            YEARS ENDED JULY 31,
                                     ----------------------------------
    REVENUES BY CONTRACT TYPE          2003         2002         2001
----------------------------------   --------     --------     --------
                                               (IN THOUSANDS)
Contract work .....................  $282,971     $229,709     $258,403
Licensing of multi-client data ....   220,030      225,974      218,899
                                     --------     --------     --------
          Total ...................  $503,001     $455,683     $477,302
                                     ========     ========     ========

                                               YEARS ENDED JULY 31,
                                        ----------------------------------
    REVENUES BY GEOGRAPHIC AREA           2003         2002         2001
-----------------------------------     --------     --------     --------
                                                  (IN THOUSANDS)
United States .....................     $188,768     $185,238     $193,204
Canada ............................       71,911       75,885      113,334
Latin America .....................      113,020       95,382       68,501
Europe ............................       37,516       47,224       48,427
Middle East/Africa ................       54,495       25,610       18,363
Asia Pacific ......................       37,291       26,344       35,473
                                        --------     --------     --------
          Total ...................     $503,001     $455,683     $477,302
                                        ========     ========     ========

         In fiscal 2003, 2002 and 2001, 62%, 59% and 60%, respectively, of our revenues were attributable to non-U.S. operations and export sales. (See Note 14 of Notes to Consolidated Financial Statements for additional geographic and segment information)

PRINCIPAL OPERATING ASSETS

         We acquire, process, and interpret geophysical information utilizing a wide array of assets as follows:

LAND ACQUISITION

         Our land acquisition activities are performed with technologically advanced geophysical equipment. As of July 31, 2003, the equipment had a combined recording capacity of 45,929 channels. This equipment is deployed in North and South America and Oman by crews of varying size. Crew count varies widely as land acquisition is a seasonal activity in many markets, primarily due to weather.

         Each crew consists of a surveying unit that lays out the lines to be recorded and marks the site for shot-hole placement or equipment location, an explosive or mechanical vibrating unit that produces the acoustical impulse and a recording unit that synchronizes the shooting and captures the signal via geophones. On a land survey where explosives are used, the geophysical crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the geophysical crew and bore shallow holes for explosive charges which, when detonated by the geophysical crew, produce the necessary acoustical impulse.

MARINE ACQUISITION

         Our marine acquisition crews operate from both owned and chartered vessels that have been modified or equipped to our specifications. All of the vessels we utilize are equipped to perform both 2D and 3D geophysical surveys. During the last several years, the majority of the marine geophysical data acquisition services we performed involved 3D surveys. The following table contains certain information concerning the geophysical vessels we operate.

                       YEAR
                      ENTERED
      VESSEL          SERVICE   LENGTH     BEAM    CHARTER EXPIRATION
-------------------   -------  --------  --------  ------------------
Pacific Sword......    1999    189 feet  40 feet      October 2004
Seisquest..........    2001    302 feet  61 feet      May 2004
Veritas Viking.....    1998    305 feet  72 feet      May 2006
Veritas Viking II..    1999    305 feet  72 feet      May 2007
Veritas Vantage....    2002    305 feet  72 feet      April 2010
Veritas Searcher...    1983    217 feet  44 feet      Owned

         Each vessel has an equipment complement consisting of geophysical recording instrumentation, digital geophysical streamer cable, cable location and geophysical data location systems, multiple navigation systems, a source control system that controls the synchronization of the energy source and a firing system that generates the acoustical impulses. Streamer cables contain hydrophones that receive the acoustical impulses reflected by variations in the subsurface strata.

         At present, five of our vessels are equipped with multiple streamers and multiple energy sources. These vessels acquire more lines of data with each pass, which reduces completion time and the acquisition cost. The Veritas Vikings and the Veritas Vantage are each capable of deploying 12 streamers simultaneously, although each is currently equipped to tow eight. The Veritas Viking, Veritas Vantage and Veritas Searcher are equipped with solid streamers that offer numerous advantages over oil-filled streamers. The solid streamers allow these vessels to work in rougher seas and record more desirable frequencies with less noise and less downtime than is possible with oil-filled streamers. The Viking II is expected to be equipped with solid streamers during fiscal 2004. We plan to upgrade the remainder of the fleet with solid streamers as replacement is required through normal attrition.

DATA PROCESSING AND INTERPRETATION

         We operate 12 data processing centers capable of processing 2D and 3D data. Most of our data processing services are performed on 3D seismic data. The centers process data received from the field, both from our own and other geophysical crews, to produce an image of the earth's subsurface using proprietary computer software and techniques. We also reprocess older geophysical data using new techniques designed to enhance the quality of the data. Our data processing centers have opened at various times since 1966 and are at present located in:

                                              EUROPE/AFRICA/
 NORTH AMERICA         SOUTH AMERICA            MIDDLE EAST          ASIA PACIFIC
---------------   -----------------------   ------------------  ----------------------
Houston, Texas    Buenos Aires, Argentina   Crawley, England    Singapore
Calgary, Canada   Caracas, Venezuela        Stavanger, Norway   Perth, Australia
                                            Aberdeen, Scotland  Jakarta, Indonesia
                                            Lagos, Nigeria      Kuala Lumpur, Malaysia

         Our processing centers operate high capacity, advanced technology data processing systems on high-speed networks. These systems run our proprietary data processing software. The marine and land data acquisition crews have software compatible with that utilized in the processing centers, allowing for ease in the movement of data from the field to the data processing centers. Our centers can generally process both land and marine data and we tailor the equipment and software deployed in an area to meet the local market demands.

         We operate four visualization centers in Houston, Calgary, Perth, and Crawley. These centers allow teams of geoscientists and engineers to view and interpret large volumes of complex 3D data. The visualization centers have imaging tools used for advanced interpretive techniques that enhance the understanding of regional geology and reservoir modeling. These visualization centers allow us to offer the type of collaborative geophysical model building that is enabling oil companies to explore areas of complex geology such as the large sub-salt plays in the deepwater Gulf of Mexico.

         We have groups of scientists and engineers located in Calgary, Houston, and Leoben, Austria who perform advanced geophysical interpretation on a contract basis. These geophysical experts work around the world, using third-party and our proprietary software to create subsurface models for our clients and advising our clients on how best to exploit their reservoirs. Their work is related to exploration as well as production activities. Additionally, we license the proprietary software obtained through our acquisition of Hampson-Russell to companies desiring to do their own geophysical interpretation.

TECHNOLOGY AND CAPITAL EXPENDITURES

         The geophysical industry is highly technical, and the requirements for the acquisition and processing of geophysical data have evolved continuously during the past 50 years. Accordingly, it is critical that our technological capabilities are comparable or superior to those of our competitors. We maintain our technological capabilities through continuing research and development, strategic alliances with equipment manufacturers, and by acquiring technology under license from others.

         Currently, we employ approximately 75 people in our research and development activities, substantially all of who are scientists, engineers or programmers. During fiscal 2003, 2002 and 2001, research and development expenditures were $11.6 million, $11.5 million and $9.9 million, respectively. Our research and development budget for fiscal 2004 is $12.0 million.

         During fiscal 2003, 2002 and 2001, capital expenditures for equipment were $30.5 million, $87.1 million and $96.9 million, respectively. The higher capital spending in 2002 and 2001 was due primarily to the outfitting of new seismic vessels. Our capital expenditure budget for equipment in fiscal 2004 is approximately $60 million. The actual level of future capital expenditures for equipment will depend on the availability of funding and market requirements as dictated by oil and gas company spending levels. A substantial portion of our fiscal 2004 capital budget is allocated to replacement and upgrading of existing equipment, particularly land acquisition equipment. Only $12 million of the budget is allocated to capacity expansion, contingent upon execution of a new land acquisition contract in Oman. During fiscal 2003, 2002 and 2001, cash multi-client investment was $151.7 million, $169.0 million and $177.1 million, respectively. For fiscal 2004, we are planning to reduce our cash multi-client investment to approximately $130 million. We intend to manage our capital spending and investment in multi-client library data in order to generate positive free cash flow in fiscal 2004.

COMPETITION

         The acquisition and processing of geophysical data for the oil and gas industry has historically been highly competitive worldwide. Success in marketing geophysical services is based on several factors, including price, crew experience, equipment availability, technological expertise, reputation for quality and dependability and, in the case of multi-client surveys, availability of surveys in the area of current customer interest.

         Our largest global competitors are Western-Geco (a joint venture between Schlumberger and Baker Hughes), Compagnie Generale de Geophysique and Petroleum Geo-Services ASA. Additionally, there are a large number of seismic companies, mostly small and local, in the land acquisition and land processing areas where financial and technical barriers to entry are minimal. In the multi-client library business, we compete with the full-service seismic companies mentioned above, as well as with specialty library companies such as TGS Nopec Geophysical Company ASA and Seitel Inc.

         We compete to a lesser degree with large, state-controlled companies such as BGP of China (primarily land acquisition) and SMNG of Russia (primarily marine acquisition). These companies are large providers of seismic services in their home countries and have recently been expanding their operations to include other parts of the world. They are particularly aggressive in price sensitive markets, such as those involving large tenders to national oil companies, where low price is of paramount importance.

         Due to the constantly changing configurations of seismic crews and the immense numbers of channels in the market, it is impossible to discuss the global competition in land acquisition in any quantitative fashion. Tracking is easier in the marine acquisition market, where our six vessels routinely compete against 45 to 50 other vessels. As of July 31, 2003, our competitive analysis showed a total of 52 vessels working in our markets, 34 of which were 3D capable and 18 which were used only on 2D surveys. Vessel capacity exceeds current demand, often resulting in aggressive price competition in this business. We have been able to obtain relatively full utilization of our fleet, with very little downtime between projects, with a combination of contract and multi-client work.

BACKLOG

         At July 31, 2003, our backlog of commitments for future revenue was $173.2 million, compared with $216.4 million at July 31, 2002. Approximately 31% of this backlog is related to multi-client surveys. We anticipate that the vast majority of the July 31, 2003 backlog will be completed in the next 12 months. This backlog consists of written orders or firm commitments. Contracts for services are subject to modification by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding period.

SIGNIFICANT CUSTOMERS

         Historically, our principal customers have been major oil and gas companies, national oil companies and independent oil and gas companies. In fiscal 2003 and 2001, no customer accounted for 10% or more of total revenues. In fiscal 2002, Petroleo Brasileiro S.A. accounted for 12% of our revenue due to their funding of several multi-client surveys in Brazil.

EMPLOYEES

         During fiscal 2003, we employed an average of 3,052 people on a full-time basis. Our number of employees varies greatly due to changing activity in our land acquisition business and ranged this year from a low of 2,517 to a high of 5,106. A total of 358 employees in Bolivia, 1 in Argentina, 2 in Peru and 32 in Singapore are subject to collective bargaining agreements. We consider our relations with our employees to be good.

OUR SEC REPORTING

         We electronically file certain documents with the SEC. We file annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

         We provide electronic access to our periodic and current reports on our internet website, www.veritasdgc.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. You may also contact our investor relations department at 832-351-8821 for paper copies of these reports free of charge.

ITEM 2. PROPERTIES

         Our headquarters are located in Houston, Texas in a 218,151 square foot office and warehouse complex, which is leased. The complex houses data processing operations, as well as executive, accounting, research and development and operating personnel. This lease expires in the beginning of fiscal 2016. We lease additional space, aggregating approximately 528,498 square feet, which is used by operations around the world. These leases expire at various times through fiscal 2013. We also own and charter seismic acquisition vessels as listed under Item 1. Business--Principal Operating Assets--Marine Acquisition of this report.

ITEM 3. LEGAL PROCEEDINGS

         On September 28, 2002, we filed suit in Federal Court against one of our customers seeking $6.8 million in damages for its failure to pay past due invoices and for other damages. The customer has, in turn, filed a counterclaim against us alleging that the services were not properly performed, although the counterclaim did not specify the amount of damages claimed. We believe the facts in the matter are in our favor, however, during our third quarter we reserved $2.9 million of the related receivable in response to a "going concern" qualification to the audit opinion in the customer's Form 10-K filing. As of its most recent 10-Q, the customer is continuing to have borrowing base issues with its lenders. We will continue to monitor the financial condition of the customer and, if necessary, adjust the allowance for doubtful accounts to reflect current circumstances. The matter has currently been ordered to mediation by the judge. Our remaining balance sheet exposure to this claim is $2.9 million at July 31, 2003.

         On occasion, we are named as a defendant in litigation relating to our normal business operations. Although we are insured against various business risks to the extent we believe prudent, there is no assurance that the nature and amount of such insurance will be adequate in every case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods shown. Our stock is also listed on the Toronto Stock Exchange.

              FISCAL PERIOD                  HIGH         LOW
----------------------------------------   ---------    -------
2003   4th Quarter......................   $   11.60    $  6.85
       3rd Quarter......................        8.45       6.10
       2nd Quarter......................        9.58       6.70
       1st Quarter......................       13.50       7.45
2002   4th Quarter......................   $   18.61    $  7.00
       3rd Quarter......................       18.99      12.20
       2nd Quarter......................       18.75      13.80
       1st Quarter......................       17.55      10.00

         On September 30, 2003, the last reported sales price for our common stock on the New York Stock Exchange was $7.98 per share. On September 30, 2003, there were approximately 396 record holders of common stock.

         We have not paid any dividends on our common stock and have no plans to pay any dividends. The payment of any future dividends on common stock would depend upon our financial condition and upon a determination by our Board of Directors that the payment of dividends would be desirable. Our current bank debt agreement prohibits the payment of cash dividends.

         For information related to equity compensation plans, see Note 9 of Notes to Consolidated Financial Statements.

         Two shares of special voting stock of Veritas are authorized and outstanding, each existing as a series of Veritas common stock. The shares were issued in 1996 and 1999 in connection with business combinations. These special voting shares possess a number of votes equal to the number of Veritas Energy Services Inc. Exchangeable Shares and Veritas Energy Services Inc. Class A Exchangeable Shares, Series 1 outstanding at any time. Veritas Energy Services Inc. is a wholly owned subsidiary of Veritas DGC, Inc. These exchangeable shares were issued to provide beneficial Canadian tax treatment for the Canadian shareholders of the Canadian corporations participating in the combination transactions. The exchangeable shares may be exchanged on a one-for-one basis for Veritas DGC, Inc. common stock, and when coupled with the voting rights afforded by the special voting shares are virtually identical to Veritas DGC, Inc.'s common stock. Any reference to our shares in this annual report refers to all shares, including the exchangeable shares, unless the reference expressly excludes the exchangeable shares. The exchangeable shares are traded in Canada on the Toronto Stock Exchange.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              YEARS ENDED JULY 31,
                                                        ---------------------------------------------------------------
                                                         2003(1)        2002(2)        2001         2000         1999
                                                        --------       --------      --------     --------     --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
 Revenues ........................................      $503,001       $455,683      $477,302     $353,079     $388,905
 Income (loss) ...................................       (59,924)       (23,150)       22,458        6,481       20,294

 Income (loss)  per common share -- basic ........         (1.80)          (.71)          .73          .25          .89
 Income (loss)  per common share -- diluted ......         (1.80)          (.71)          .73          .25          .88

BALANCE SHEET DATA:
 Total assets ....................................      $788,362       $780,781      $796,952     $611,808     $541,846
 Long-term debt (including current maturities) ...       194,225        140,000       135,000      135,106      135,251

(1) Fiscal 2003 included charges of $39.3 million for goodwill impairment, $4.9 million for impairment of a multi-client survey, $7.6 million loss related to the sale of our (RC)(2) software operations and $20.1 million related to deferred tax asset valuation allowances.

(2) Fiscal 2002 included charges of $55.2 million for impairment of multi-client surveys, $14.6 million for costs of a terminated merger , and $6.5 million valuation allowance for Argentine deferred tax assets.

         In July 2001, the Financial Accounting Standards Board issued SFAS No.141 (Business Combinations) and SFAS No.142 (Goodwill and Other Intangible Assets.) We adopted the use of these new accounting statements in August 2001. SFAS No.142 defines the booking and subsequent treatment of goodwill and other intangible assets derived from business combinations and supercedes APB Opinion No.17. This statement required us to discontinue our amortization of goodwill. Goodwill amortization is not included in the net losses for fiscal 2003 and 2002. In fiscal 2003, due to market conditions, we determined that all of our goodwill was impaired and, as a result, incurred a $39.3 million charge, which was included in our operating loss for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Fiscal 2003 was a transitional year for Veritas. Since the Veritas-Digicon merger in 1996, we have been focused on growing the company using prudent amounts of cash from outside sources, including equity sales and debt. At the beginning of fiscal 2003, we decided to grow only as fast as our internal cash generation would allow and we set a goal to be free cash flow positive for the year. In order to achieve that goal we sought contract work more aggressively and reduced our capital spending to a level well below that of prior years. We also reduced our investment in multi-client library. These actions enabled us to generate $18.5 million of free cash flow in a difficult market environment. The $18.5 million of free cash flow is the difference between the $200.7 million of cash we generated from operating activities and the $182.2 million we reinvested in our multi-client library and capital equipment. We believe this achievement represents a turning point for our company and we expect to continue to generate positive free cash flow in the coming year.

         The past year was also a transitional year for many other companies in the seismic industry. Two of our competitors, Petroleum Geo Services and Seitel Inc. have filed for bankruptcy protection and several others are re-evaluating their business strategies. Few, if any, companies in the industry are operating in a "business as usual" manner.

         While this has been a difficult year for the seismic industry, our customer base, overall, has been financially healthy due to continued high commodity prices. However, many of our customers have been using a substantial portion of their discretionary cash to pay down debt, buy back their stock, drill low-risk prospects and maximize production from existing fields rather than exploring for new prospects. We do not see any indications that this spending pattern will change much in the next 12 to 18 months.

         Fiscal 2004 looks like it will again be a difficult year as we foresee the operating environment will be similar to that of fiscal 2003. Our plans include maintaining our focus on cash flow and, therefore, doing more contract work and investing less in our multi-client library. With other full-service geophysical contractors adopting a similar strategy, this may increase pricing pressure in the contract business.

         On a longer-term basis, we believe that our customers will need to explore more aggressively to maintain their petroleum reserves. There are many areas where an upturn in exploration is possible, most significantly the deepwater Gulf of Mexico and offshore Brazil. Licenses to many of the deepwater blocks in the Gulf of Mexico, originally licensed in the mid-to-late 1990's will be expiring over the years 2005 - 2008, stimulating interest from new players in that market. We have extensive multi-client surveys in this region and could profit from the turnover of licenses. Similarly, Petrobras has made large discoveries in offshore Brazil, where we have invested heavily in multi-client surveys and blocks are licensed in a manner resulting in turnover every three years. Our data will provide timely information to potential new entrants in that growing market. In the current environment, meanwhile, we will continue to improve and expand our technical capabilities while maintaining our financial flexibility.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED WITH FISCAL 2002

         Revenues. Revenues increased 10.4%, from $455.7 million in fiscal 2002 to $503.0 million in fiscal 2003. Multi-client revenues decreased 3% primarily due to lower sales of completed surveys in the Gulf of Mexico and Canada offshore partially offset by increased revenue from the Canadian foothills, Nigeria and Brazil. Contract revenues increased 23% due to projects in the Gulf of Mexico, Trinidad, Asia Pacific and U.S. onshore. Contract revenue represented 56% of the total revenue in fiscal 2003, compared to 50% in 2002, and management expects it to comprise the majority of our revenue in the upcoming years.

         Operating income (loss). The operating loss increased from $2.5 million in fiscal 2002 to $12.8 million in fiscal 2003. The current year includes an impairment charge for goodwill of $39.3 million, an impairment of multi-client surveys of $4.9 million and a reserve for the sale of (RC)(2) of $7.6 million. The prior year included a $55.2 million impairment of multi-client surveys and a $14.6 million charge for merger costs. Operating income, excluding the charges of $51.8 for the current year and $69.8 million for the prior year, decreased by 42%. Although contract margins increased due to higher pricing and favorable geographic mix, overall margins declined due to lower margins from multi-client revenue caused by lower sales of fully amortized, 100% margin, surveys.

         Operating income in fiscal 2003 was further reduced by $10.6 million of forced amortization of slow moving surveys, as compared to $5.3 million in fiscal 2002. Forced amortization is the amortization required to reduce the book value of a survey to the value that would have been recorded had the survey been subject to straight-line amortization over the last 24 months of book life, rather than amortization resulting from application of the sales forecast method. (See Note 1 of Notes to Consolidated Financial Statements for a detailed description of multi-client accounting) Forced amortization does not indicate that a survey is impaired, only that sales-to-date have been insufficient to maintain a minimum cumulative amortization.

         As of the first quarter of fiscal 2004, we will change our multi-client amortization policy to include minimum amortization of surveys from their date of completion instead of only in the last 24 months of survey book life. However, the sales forecast method will continue to be the primary method of recording cost of services. This change will result in a catch-up adjustment of $21.7 million that will be recognized as additional amortization expense during the first quarter of fiscal 2004. Additionally, we expect the new policy to result in at least $19 million of forced amortization, up from the $10.6 million recognized in fiscal 2003.

         We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In fiscal 2003, we recognized a $4.9 million pretax impairment charge related to a survey in the Gulf of Mexico that we have been unable to license. This survey was acquired at right angles to an existing survey, and while a technical success, customers have not been willing to pay for the increased resolution. In fiscal 2002, we recognized a $55.2 million pretax impairment charge related to 11 of our multi-client library surveys. Seven of these were land surveys located in the Gulf Coast region. Exploration spending has been very low in this region since we completed these surveys, and we do not anticipate any sales of these surveys in the foreseeable future. Therefore, these surveys were written off, with a net charge of $28.8 million. We have one survey in the Gulf of Mexico that was shot at a cost significantly exceeding its original budget. As we did not forecast enough sales to amortize the remainder of the cost of the survey, we wrote it down by $16.0 million. This left $10.0 million of cost for this survey, an amount we believed to be the fair value of the survey based on future estimated sales. In the Shetland-Faroes area of the North Sea, we have a large survey that has been troubled by an ongoing territorial dispute. When the dispute was settled, nine-year concessions were awarded to various licensees. Given the length of the license period, we did not foresee significant near-term additional licensing of this survey, and we wrote it off with a net charge of $9.3 million. We also have two small 2D surveys off Africa that were written off with a net charge of $1.1 million.

         Operating income in fiscal 2003 was reduced by $2.9 million as a result of a charge to establish a reserve against our account receivable from one of our customers. We have filed suit against the customer for full recovery of our receivable, as described in Item 3, Legal Proceedings, on page 5 of this report. Our remaining balance sheet exposure to this claim is $2.9 million, as of July 31, 2003.

         Operating income in fiscal 2002 was reduced by $14.6 million due to costs associated with our terminated merger with PGS.

         We have not been satisfied with the results of the software operation acquired with the (RC)(2) business in February 2001. We were not making the software sales projected in our acquisition plan and were ineffective at bringing any new products to market. In the fourth quarter of fiscal 2003, we decided to sell this operation and entered into a letter of intent with Seismic Micro-Technology, Inc., a company more focused on software development. We have also taken a charge in the fourth quarter of $7.6 million related to these operations. $5.9 million of this charge was applied to reduce the carrying value of the (RC)(2) software to its estimated market value of $2 million. The remaining $1.7 million primarily relates to employee severance and facility costs. The sales agreement allows us to continue using the (RC)(2) suite of software in our reservoir consulting business. The sale closed in September 2003, as described in Note 16 of Notes to Consolidated Financial Statements.

         Our reduced earnings, coupled with the instability in the industry, have led to a sharp decline in our stock price, leaving our market value below our book value. As a result of our continued weak stock price and the sale of the (RC)(2) software business, we performed an evaluation of our existing goodwill balance at the end of fiscal 2003. This analysis indicated our goodwill was impaired and, as a result, we recognized an impairment charge of $39.3 million, an amount equal to our entire goodwill balance.

         General and administrative expense increased by $3.4 million from the prior year primarily due to severance costs related to our overhead reduction efforts.

         Interest expense increased by 36%, or $4.9 million, due to the increased average balance of outstanding long-term debt and the expensing of the remainder of unamortized debt issuance costs associated with our senior notes, which were retired in the third quarter of fiscal 2003.

         Other expense (income), net. Other expense (income), net decreased from an expense of $1.8 million in fiscal 2002 to an expense of $0.5 million in fiscal 2003. Foreign exchange losses in Argentina and Canada contributed $1.3 million of net expense to the prior year. Additionally, a loss on investment contributed $1.4 million of additional expense in the prior year. This was partially offset by a decrease in interest income from $1.4 million in fiscal 2002 to $1.0 million in fiscal 2003 as a result of lower cash balances in the first half of the fiscal 2003 as compared to fiscal 2002. Additionally, our unconsolidated joint venture in Indonesia incurred a loss of $1.1 million in fiscal 2003 compared to income of $0.2 million in fiscal 2002.

         Income taxes. The provision for income taxes increased by $22.9 million from fiscal 2002 to fiscal 2003 due to unbenefitted net operating losses in the current year, non-deductibility of our goodwill impairment and increased valuation allowances on our deferred tax assets. (See Note 7 of Notes to Consolidated Financial Statements for further information on deferred taxes)

FISCAL 2002 COMPARED WITH FISCAL 2001

         Revenues. Revenues decreased 5%, from $477.3 million in fiscal 2001 to $455.7 million in fiscal 2002. Multi-client revenues increased 3% due to highly pre-funded projects in Brazil and the North Sea, offset by declines in licenses of U.S. land surveys. Contract revenues decreased 11% due to continued overcapacity and aggressive industry pricing which kept our marine fleet focused on multi-client projects.

         Operating income (loss). Operating income decreased by $49.0 million, to a loss of $2.5 million, due to the impairment of multi-client surveys and merger costs. Operating income, excluding the charges of $69.8 million previously described, increased by 45%. The largest contributor to the increase was improved contract margins and a favorable revenue mix towards multi-client, rather than contract, work. This is reflected in the reduction in cost of services as a percentage of revenues from 83% in fiscal 2001 to 78% this year. We also benefited by $2.3 million from the elimination of goodwill amortization in fiscal 2002 due to a change in accounting rules, and by $2.6 million of reduced general and administrative costs related to reduced information technology expenses and lower employee bonuses. In fiscal 2002, we recorded an expense of $2.2 million related to the doubtful collection of our Miller Exploration Company long-term receivable. In fiscal 2001, we had released the $1.0 million reserve related to this receivable based on Miller Exploration Company's public reporting of their intent and ability to pay amounts owed to us. Partially offsetting these decreases was an additional $1.6 million, a 16% increase, in research and development expense in fiscal 2002.

         Other expense (income), net. Other expense (income), net was reduced from $5.6 million of income in fiscal 2001 to an expense of $1.8 million in fiscal 2002. Interest income of $5.1 million in the prior year was reduced to $1.4 million in fiscal 2002 due to lower cash balances. Foreign exchange losses in Argentina and Canada added $1.3 million of net expense. Additionally, a loss on investment in Miller Exploration Company's stock and warrants in 2002 contributed $1.4 million of additional expense. In the fourth quarter of 2002, we initiated a program to liquidate our investment in Miller Exploration Company and recognized the unrealized loss as expense, as we felt that the reduction in value was other than temporary.

         Income taxes. The provision for income taxes decreased by $10.7 million from fiscal 2001 to fiscal 2002 due to the tax loss incurred in 2002. The tax benefit related to the $69.8 million charge was $20.8 million. Additionally, we recorded a $6.5 million tax valuation allowance related to net operating losses in Argentina, the value of which are not likely to be realized due to our suspension of activity there.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

         Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, equipment financing, our revolving loan facility and trade credit. We believe that our current cash balance and cash flow from operations are adequate to meet our liquidity needs for fiscal 2004.

         For the past three years, cash provided by our operating activities has been relatively constant, varying between $185.3 million and $200.7 million. However, combined expenditures for capital equipment and multi-client surveys have consistently dropped over the three periods, from $273.9 million in fiscal 2001 to $256.1 million in fiscal 2002 and finally to $182.2 million in fiscal 2003. We expect spending to increase modestly in fiscal 2004, but also expect that cash provided by operating activities will again exceed our investment in our operations. For fiscal 2004, we have budgeted capital expenditures of approximately $60 million (approximately $11 million committed) and cash multi-client library investment of approximately $130 million, for a combined $190 million investment. These amounts are relatively flexible and will be adjusted to meet the needs of the business. In addition to these amounts we plan to spend approximately $12 million for research and development, approximately equal to the $11.6 million we spent in fiscal 2003.

         Free cash flow from operations has become an important measure of liquidity for us. We define free cash flow as cash from operating activities less cash multi-client spending and capital expenditures. This non-GAAP liquidity measure is useful as an addition to the most directly comparable GAAP measure of "cash provided by operating activities" because free cash flow includes investments in operational assets and therefore presents a more complete picture of net cash flow from ongoing operations. This measure excludes items such as proceeds from the disposal of assets, cash paid for acquisitions and all financing activities.

         A reconciliation of free cash flow to cash provided by operating activities is presented in the following table:

                                                            YEARS ENDED JULY 31,
                                                     ---------------------------------
                                                       2003        2002         2001
                                                     --------    --------     --------
                                                              (IN THOUSANDS)
Free cash flow ...................................   $ 18,524    $(70,863)    $(79,691)
Add back:
Multi-client expenditures, net cash ..............    151,693     169,039      177,060
Capital expenditures .............................     30,497      87,096       96,881
                                                     --------    --------     --------
Total cash provided by operating activities ......   $200,714    $185,272     $194,250

         On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provides term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our senior notes.

         The term A loan was in the original principal amount of $30.0 million and matures in February 2006, and requires quarterly interest payments at a rate, at our election, of LIBOR plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins are based on certain of our financial ratios. The term B loan was in the original principal amount of $125.0 million, matures in February 2007, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 5.0%, subject to a 2% LIBOR floor or a base rate plus 3.75%. The term C loan was in the original principal amount of $40.0 million, matures in February 2008, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 7.5%, subject to a 3% LIBOR floor or a base rate plus 6.25%.

         The term A and term B loans require quarterly combined principal payments of $387,500, representing 0.25% of the initial principal balances. Should there be an event of default or an unmatured event of default exists, or the credit rating of any of the debt falls below Moody's Ba2 or S&P's BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year's cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year. As our lowest debt ratings are Ba3 by Moody's and BB+ by S&P, Veritas will pay $12.4 million of principal in November 2003 related to the company's cash flow from January 1, 2003 through July 31, 2003. Future payments of this type, if any, will be based on cash flow for full fiscal years.

         Loans made under the revolving loan facilities, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolver expires in February 2006.

         The financing is secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At July 31, 2003, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. On February 14, 2003, the Term Loans totaling $195 million were funded and letters of credit in the amount of approximately $5.7 million then outstanding from the previous credit agreement were transferred to the Credit Agreement. Proceeds from the Term Loans were used to satisfy the obligations under the previous credit agreement and the Senior Notes.

         We incurred $7.3 million of debt issuance costs related to the new Credit Agreement. These costs were capitalized to prepayments and other assets and are being amortized to interest expense over the life of the debt.

         The following represents our financial contractual obligations and commitments as of July 31, 2003 for the fiscal years 2004 through 2008 and thereafter:

                                                                                                   2008 AND
     CONTRACTUAL CASH OBLIGATIONS            TOTAL      2004       2005       2006       2007     THEREAFTER
     ----------------------------          --------   --------   --------   --------   --------   ----------
                                                                     (IN THOUSANDS)
Scheduled principal payments under
   debt obligations ....................   $194,225    $13,908     $1,550    $27,958   $110,031    $40,778
Potential payments under letters
   of credit ...........................      3,905      2,812      1,093
Payments due for lease obligations .....    137,832     34,854     29,676     20,896     12,084     40,322
Forward exchange contracts .............      2,780      2,780

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

OFF-BALANCE SHEET INSTRUMENTS

         Our limited hedging program consists of off-balance sheet instruments to fix the U.S. dollar value of foreign currency payments to be made under a Norwegian vessel charter and interest rate swap contracts that effectively fix the interest rate on $80.0 million of our variable rate long-term debt. None of these hedges are critical to our operations but they reduce our exposure to currency and interest rate fluctuations and allow us to better plan our future cash flows. These instruments are described in detail in Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk as well as in Note 10 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

         While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail below.

REVENUE RECOGNITION

         For contract work, we recognize revenue on a percent complete basis as work is performed. This method requires that we recognize revenue based upon quantifiable measures of progress, such as kilometers shot or processed. During the acquisition and processing phase of a multi-client survey, we recognize pre-funding revenue based on percentage completion, similar to the method for contract projects. After completion of a multi-client survey, we recognize revenue upon delivery of data to our customer or the customer's designee.

MULTI-CLIENT DATA LIBRARY

         For our multi-client data library, we collect and process geophysical data for our own account and retain all ownership rights. We license the data to clients on a non-transferable basis. We capitalize costs associated with acquiring and processing the data as an investment in our multi-client data library. The capitalized cost of multi-client data is charged to cost of services in the period sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales, a process called the sales forecast method. Any costs remaining 36 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. The total amortization period of 60 months represents the minimum period over which benefits from these surveys are expected to be derived. We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset.

         Beginning in the first quarter of fiscal 2004, we changed our multi-client policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of survey book life. However, the sales forecast method remains the primary method of calculating cost of services. (See Note 16 of Notes to Consolidated Financial Statements for further information)

DEFERRED TAX ASSET

         Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. A valuation allowance, by tax jurisdiction, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted when the realization of deferred tax assets becomes more likely than not. During fiscal 2003, we increased our valuation allowances by $20.1 million as the available evidence, including historical losses, did not support a more likely than not conclusion that this portion of our deferred tax assets would be realized. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carryforwards. In the future, should available evidence result in a different judgment concerning the realization of deferred tax assets, further adjustments, up or down, to the valuation allowances will be made.

         Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During fiscal 2003, we recognized $4.4 million related to these benefits.

SOFTWARE CAPITALIZATION AND AMORTIZATION

         Software available for sale is included in other assets on our Consolidated Balance Sheets. Software acquired through the purchase of software companies is capitalized at estimated fair market value through allocation of the purchase price. For internally developed software, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. The period of amortization begins when the software is released to the market. In no case is the cumulative amortization for a product allowed to fall below the amount that would be recorded using straight-line amortization for that product's estimated useful life. Estimated useful lives of our software products range from three to five years.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity is required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We adopted the use of this accounting statement in August 2002. The adoption of this statement precluded extraordinary classification of costs related to the early retirement of our senior notes.

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We adopted the use of this accounting statement for all exit and disposal activities initiated after December 31, 2002. Adoption did not have a material effect on our financial position or results of operations.

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

         In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the use of this accounting statement in January 2003 by implementing the disclosure requirements. Adoption did not have a material effect on our financial position or results of operations as no accounting change was required. We plan to maintain our stock-based compensation programs and have no plans to voluntarily expense stock options.

         In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the use of this accounting statement in June 2003. Adoption did not have a material effect on our financial position or results of operations.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. We adopted the use of this accounting statement in May 2003. Adoption did not have a material effect on our financial position or results of operations.

RISK FACTORS

         An investment in our common stock is subject to a number of risks discussed below. You should carefully consider these discussions of risks and the other information included in this report.

AS A PROVIDER OF GEOPHYSICAL TECHNOLOGIES, OUR BUSINESS IS SUBSTANTIALLY DEPENDENT ON THE LEVEL OF CAPITAL EXPENDITURES BY OIL AND GAS COMPANIES.

         Capital expenditures by oil and gas companies are affected by several factors including actual and forecast petroleum commodity prices and the companies' own short term and strategic plans. These capital expenditures may also be affected by worldwide economic conditions. Should there be a sustained period of substantially reduced capital expenditures by oil and gas companies the demand for geophysical services likely will drop and there will be an adverse effect on our results of operations and cash flow during the affected period. Recently, many of our customers have been using a substantial portion of their discretionary cash to pay down debt, buy back their stock, drill low-risk prospects and maximize production from existing fields rather than exploring for new prospects. We do not see any indications that this spending pattern will change much in the next 12 to 18 months.

WEAK DEMAND OR TECHNOLOGICAL OBSOLESCENCE COULD IMPAIR THE VALUE OF OUR MULTI-CLIENT DATA LIBRARY.

         We have invested significant amounts in acquiring and processing multi-client data and expect to continue to do so for the foreseeable future. There is no assurance that we will recover all the costs of such surveys. Technological, regulatory or other industry or general economic developments could render all or portions of our multi-client data library obsolete or reduce its value. For example, in fiscal 2003 and fiscal 2002 we incurred $4.9 million and $55.2 million, respectively, in impairment charges related to slow moving surveys in our multi-client library. These surveys were found to be impaired for various reasons, including slow acreage turnover in the case of U.S. land surveys, a border dispute in the case of a Shetland-Faroes survey and excessive acquisition cost in the case of a Gulf of Mexico survey.

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

WE FACE INTENSE COMPETITION IN OUR INDUSTRY, WHICH COULD ADVERSELY AFFECT OUR RESULTS.

         Competition among geophysical service providers historically has been, and will continue to be, intense. Competitive factors in recent years have included price, crew experience, equipment availability, technological expertise and reputation for quality, safety and dependability. Some of our competitors operate substantially more data acquisition crews and have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for contract awards and data sales and in the development of new technologies. Other competitors operate with extremely low overhead and compete vigorously on price in certain markets where that is the determining factor in awarding work. These low-cost competitors can have a competitive advantage over us in these markets.

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

OUR REVENUES ARE SUBJECT TO FLUCTUATIONS THAT ARE BEYOND OUR CONTROL, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS IN ANY FINANCIAL PERIOD.

         Our operating results vary in material respects from quarter to quarter and will most probably continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for data acquisition, customers' budgetary cycles, the timing of offshore lease sales and the effect of such timing on the demand for geophysical activities, seasonal factors and the timing of sales of geophysical data from our multi-client data library, which may be significant to us and which are not typically made in a linear or consistent pattern. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any fiscal period.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services. In addition, our success will depend to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business. Of relevance to this risk factor, our Chairman of the Board and Chief Executive Officer, David Robson, has announced his intention to resign and our Board of Directors has initiated a search for his replacement.

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

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION, WHICH MAY ADVERSELY AFFECT OUR FUTURE OPERATIONS OR THE ACCOUNTING THEREOF.

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

         We follow the generally accepted accounting principles of the United States (GAAP) as promulgated and/or enforced by the Financial Accounting Standards Board, the Securities and Exchange Commission and other organizations. GAAP is subject to change, with such changes occurring at a rapid rate in recent years. Changes in GAAP can affect the reporting of our future results. For example, we do not currently expense stock options granted to our employees and directors. It is possible that the accounting rules will change, directing us to expense stock options. This could reduce the reported earnings of the company, as shown on a pro forma basis in Note 9 of Notes to Consolidated Financial Statements.

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

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements incorporated by reference to other documents we file with the SEC. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectation will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in Risk Factors and elsewhere in this report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         At July 31, 2003, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at July 31, 2003 in U.S. dollars was $3.4 million.

         As of February 14, 2003, with the signing of the Credit Agreement, we are exposed to interest rate risk based upon fluctuations in the LIBOR rate. To partially mitigate this risk, on February 25, 2003, we entered into interest rate swaps in the notional amount of $80 million, effectively hedging 41% of our exposure to interest rate fluctuations for the two-year terms of the swaps. These swaps had no value at inception.

         Details of the swaps are summarized in the following table:

                                                                                          LIBOR
            TRANCHE HEDGED                   AMOUNT         TERM        PAY %   RECEIVE   FLOOR
--------------------------------------    ------------    ---------     -----   -------   -----
                                         (IN THOUSANDS)
Term A................................    $ 25,000        24 months     1.86     LIBOR    None
Term B................................    $ 55,000        24 months     2.49     LIBOR     2%

         The fair value of the swaps on July 31, 2003 was a negative $777,000 and is included in other accrued liabilities on the Consolidated Balance Sheets.

         At July 31, 2003, we had $194.2 million of variable rate debt. The Term A debt has an outstanding balance of $29.9 million and matures in February 2006. The Term B debt has an outstanding balance of $124.4 million and matures in February 2007. The Term C debt has an outstanding balance of $40.0 million and matures in February 2008. The total fair market value of the debt at July 31, 2003 was $192.3 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
Report of Independent Auditors ......................................................    18
Consolidated Statements of Operations and Comprehensive Income (Loss) for the
   Three Years Ended July 31, 2003 ..................................................    19
Consolidated Balance Sheets as of July 31, 2003 and 2002 ............................    20
Consolidated Statements of Cash Flows for the Three Years
   Ended July 31, 2003 ..............................................................    21
Consolidated Statements of Changes in Stockholders' Equity
   for the Three Years Ended July 31, 2003 ..........................................    23
Notes to Consolidated Financial Statements ..........................................    24
Financial Statement Schedule -- Valuation and Qualifying Accounts ...................    43

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Veritas DGC Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 of Notes to Consolidated Financial Statements, effective August 1, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
October 10, 2003

                        VERITAS DGC INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE YEARS ENDED JULY 31,
                                                                      --------------------------------------
                                                                         2003          2002          2001
                                                                      ----------    ----------    ----------
Revenues ..........................................................   $  503,001    $  455,683    $  477,302
Cost of services ..................................................      425,217       353,178       394,602
Research and development ..........................................       11,630        11,475         9,934
General and administrative ........................................       27,211        23,763        26,332
Loss on (RC)(2) sale ..............................................        7,627
Impairment of multi-client surveys ................................        4,893        55,204
Cost of terminated merger .........................................                     14,607
Impairment of goodwill ............................................       39,263
                                                                      ----------    ----------    ----------
Operating income (loss) ...........................................      (12,840)       (2,544)       46,434
Interest expense ..................................................       18,534        13,628        13,660
Other expense (income), net .......................................          498         1,786        (5,567)
                                                                      ----------    ----------    ----------
Income (loss) before provision for income taxes ...................      (31,872)      (17,958)       38,341
Income taxes ......................................................       28,052         5,192        15,883
                                                                      ----------    ----------    ----------
Net income (loss) .................................................   $  (59,924)   $  (23,150)   $   22,458
                                                                      ==========    ==========    ==========

NET INCOME (LOSS), PER SHARE:
BASIC:
  Weighted average common shares ..................................       33,305        32,409        30,727
  Income (loss) per common share ..................................   $    (1.80)   $     (.71)   $      .73

DILUTED:
  Weighted average common shares ..................................       33,305        32,409        31,479
  Income (loss) per common share ..................................   $    (1.80)   $     (.71)   $      .71

COMPREHENSIVE INCOME (LOSS)
Net income (loss) .................................................   $  (59,924)   $  (23,150)   $   22,458
  Other comprehensive income (loss) (net of tax, $0 in all periods)
  Foreign currency translation adjustments ........................       12,361        (1,867)       (3,205)
  Unrealized gain (loss) on investments-available for sale ........          944        (1,354)        1,600
  Unrealized loss on investments-available for sale recognized
   as expense......................................................                      1,368
  Unrealized gain (loss) on hedge transaction .....................         (939)        1,215          (420)
  Unrealized minimum pension liability ............................       (1,577)
                                                                      ----------    ----------    ----------
  Total other comprehensive income (loss)                                 10,789          (638)       (2,025)
                                                                      ----------    ----------    ----------
Comprehensive income (loss) .......................................   $  (49,135)   $  (23,788)   $   20,433
                                                                      ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                            JULY 31,
                                                                                                    ------------------------
                                                                                                       2003          2002
                                                                                                    ----------    ----------
                                             ASSETS
Current assets:
   Cash and cash equivalents ....................................................................   $   72,626    $   10,586
   Restricted cash investments ..................................................................          205           166
   Accounts and notes receivable (net of allowance for doubtful accounts: 2003, $7,953; 2002,
      $4,143)....................................................................................      131,645       128,045
   Materials and supplies inventory .............................................................        5,044        16,096
   Prepayments and other ........................................................................       13,365        12,059
   Income taxes receivable ......................................................................       11,335        16,074
                                                                                                    ----------    ----------
      Total current assets ......................................................................      234,220       183,026
Property and equipment:
   Land .........................................................................................        7,006         7,006
   Geophysical equipment ........................................................................      316,617       322,128
   Data processing equipment ....................................................................       93,865       107,163
   Geophysical ship .............................................................................        8,331         8,331
   Leasehold improvements and other .............................................................       66,820        71,195
                                                                                                    ----------    ----------
      Total .....................................................................................      492,639       515,823
   Less accumulated depreciation ................................................................      341,430       324,742
                                                                                                    ----------    ----------
      Property and equipment, net ...............................................................      151,209       191,081
Multi-client data library .......................................................................      371,949       336,475
Investment in and advances to joint ventures ....................................................        4,657         7,433
Goodwill ........................................................................................                     34,086
Deferred tax asset, net .........................................................................        2,546        13,756
Other assets ....................................................................................       23,781        14,924
                                                                                                    ----------    ----------
      Total .....................................................................................   $  788,362    $  780,781
                                                                                                    ==========    ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ............................................................   $   13,908
   Accounts payable, trade ......................................................................       43,423    $   46,471
   Accrued interest .............................................................................          551         3,965
   Other accrued liabilities ....................................................................       41,329        54,169
                                                                                                    ----------    ----------
      Total current liabilities .................................................................       99,211       104,605
Non-current liabilities:
   Long-term debt ...............................................................................      180,317       140,000
   Other non-current liabilities ................................................................       18,701        11,964
                                                                                                    ----------    ----------
      Total non-current liabilities .............................................................      199,018       151,964

Stockholders' equity:
   Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 32,156,781 shares in 2003 and 31,171,988 shares in 2002 (excluding Exchangeable Shares of 1,443,411 in 2003 and
   1,444,514 in 2002)............................................................................          322           311
  Additional paid-in capital ....................................................................      428,402       413,813
  Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) .......................       60,517       120,441
  Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment ...........................................        3,518        (8,843)
   Other comprehensive income (loss) ............................................................         (778)          794
Unearned compensation ...........................................................................         (340)         (872)
Treasury stock, at cost; 84,143 shares in 2003 and 76,607 shares in 2002 ........................       (1,508)       (1,432)
                                                                                                    ----------    ----------
      Total stockholders' equity ................................................................      490,133       524,212
                                                                                                    ----------    ----------
      Total .....................................................................................   $  788,362    $  780,781
                                                                                                    ==========    ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              FOR THE YEARS ENDED JULY 31,
                                                                         --------------------------------------
                                                                            2003          2002          2001
                                                                         ----------    ----------    ----------
Operating activities:
  Net income (loss) ..................................................   $  (59,924)   $  (23,150)   $   22,458
  Non-cash items included in net income (loss):
    Depreciation and amortization, net (other than multi-client) .....       48,304        39,097        46,021
    Amortization of multi-client library .............................      142,029       115,287       119,208
    Impairment of multi-client library ...............................        4,893        55,204
    Impairment of goodwill ...........................................       39,263
    Loss on (RC)(2) sale .............................................        7,627
    Impairment of land acquisition equipment .........................        1,780
    Gain on disposition of property and equipment ....................         (183)       (1,445)       (1,266)
    Loss on investment in marketable securities ......................                      1,369
    Equity in (earnings) loss of  joint venture ......................        1,111          (181)          103
    Provision for deferred taxes .....................................       16,831         6,242        22,158
    Amortization of unearned compensation ............................          682           654           712
  Change in operating assets/liabilities:
    Accounts and notes receivable ....................................       (1,378)       12,608       (22,020)
    Materials and supplies inventory .................................       11,066        (6,039)       (5,048)
    Prepayments and other ............................................        1,813          (120)       (5,264)
    Current income tax ...............................................        4,739       (11,032)       (8,209)
    Accounts payable and other accrued liabilities ...................      (23,957)       (4,169)       27,683
    Other non-current liabilities ....................................        3,429           154          (232)
    Other ............................................................        2,589           793        (2,054)
                                                                         ----------    ----------    ----------
       Total cash provided by operating activities ...................      200,714       185,272       194,250
Investing activities:
    Decrease (increase) in restricted cash investments ...............          (39)         (166)          206
    Investment in multi-client library, net cash .....................     (151,693)     (169,039)     (177,060)
    Acquisitions, net of cash received ...............................       (9,547)                       (424)
    Purchase of property and equipment ...............................      (30,497)      (87,096)      (96,881)
    Sale of marketable securities ....................................                                    4,098
    Sale of property and equipment ...................................        3,071         4,980         3,390
                                                                         ----------    ----------    ----------
       Total cash used by investing activities .......................     (188,705)     (251,321)     (266,671)
Financing activities:
    Borrowings of long-term debt, net of debt issuance costs .........      308,236         5,000
    Payments of long-term debt .......................................     (261,275)                       (448)
    Proceeds from the sale of common stock ...........................        2,601         2,622        99,117
                                                                         ----------    ----------    ----------
       Total cash provided by financing activities ...................       49,562         7,622        98,669
  Currency loss (gain) on foreign cash ...............................          469          (205)         (184)
                                                                         ----------    ----------    ----------
  Change in cash and cash equivalents ................................       62,040       (58,632)       26,064
  Beginning cash and cash equivalents balance ........................       10,586        69,218        43,154
                                                                         ----------    ----------    ----------
  Ending cash and cash equivalents balance ...........................   $   72,626    $   10,586    $   69,218
                                                                         ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

        SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE YEARS ENDED JULY 31,
                                                                         --------------------------------
                                                                           2003        2002        2001
                                                                         --------    --------    --------
SCHEDULE OF NON-CASH TRANSACTIONS:
   Utilization of net operating losses existing prior to the
    quasi-reorganization resulting in an increase (decrease) in:
      Deferred tax asset valuation allowance .........................   $ (4,437)   $ (1,111)   $ (1,728)
      Additional paid-in capital .....................................      4,437       1,111       1,728
   Tax deduction due to exercise of stock options resulting in an increase in:
      Deferred tax asset .............................................                  2,379       1,636
      Additional paid-in capital .....................................                  2,379       1,636
   Capitalization of depreciation and amortization resulting in an increase in:
      Multi-client data library ......................................     24,360      29,025      22,511
      Other assets ...................................................                    219         106
   Common stock issued for purchase of Reservoir Characterization
    Research and Consulting Inc. .....................................                             34,392
   Common stock issued for purchase of Hampson-Russell Software
    Services, Ltd. ...................................................      7,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest:
      Senior notes ...................................................   $ 11,899    $ 13,163    $ 13,163
      Term notes .....................................................      6,289
      Equipment purchase obligations .................................                                 97
      Credit agreements ..............................................      1,485         202         450
      Other ..........................................................         67         134          18
     Income taxes, net ...............................................      3,585      10,851       1,863

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                                      TREASURY STOCK
                                               COMMON STOCK               AT COST         ADDITIONAL
                                           ---------------------   --------------------     PAID-IN-
                                            SHARES     PAR VALUE     SHARES      COST       CAPITAL
                                           ----------  ---------   ---------   --------   -----------
                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JULY 31, 2000 .................   25,069,834    $  251    $(104,175)  $ (1,812)  $   269,355
Common stock issued for
 exchangeable stock ....................      529,257         5                                    (5)
Common stock issued to employees .......      860,957         9                                12,987
Common stock issued for cash............    3,302,793        33                                86,634
Common stock issued in acquisition of
 Reservoir Characterization Research
 and Consulting Inc.....................    1,137,466        11                                34,381
Common stock issued for investment in
 Fairweather Geophysical  LLC...........       20,243                                             500
Treasury stock issued for services
 under restricted stock Agreements .....                              38,879        641           682
Registration and filing fees ...........                                                         (456)
Utilization of net operating loss
 carryforwards existing prior to
 quasi-reorganization ..................                                                        1,728
Tax deduction for stock option
 exercises .............................                                                        1,636
Cumulative foreign currency
 translation adjustment ................
Amortization of unearned
 compensation ..........................
Unrealized gain on investments --
 available for sale ....................
Unrealized loss on foreign
 currency hedge
Net income .............................
                                           ----------    ------    ---------   --------   -----------
BALANCE, JULY 31, 2001 .................   30,920,550       309      (65,296)  $ (1,171)  $   407,442
Common stock issued for
 exchangeable stock ....................       40,794
Common stock issued to employees........       17,061                                             250
Common stock issued for cash ...........      193,583         2                                 2,623
Restricted stock returned to
 treasury ..............................                             (11,311)      (261)           11
Registration and filing fees............                                                           (3)
Utilization of net operating loss
 carryforwards existing prior to
 quasi-reorganization ..................                                                        1,111
Tax deduction for stock option
 exercises .............................                                                        2,379
Cumulative foreign currency
 translation adjustment.................
Amortization of unearned compensation...
Unrealized gain on investments --
 available for sale.....................
Unrealized gain on foreign
 currency hedge ........................
Net income (loss) ......................
                                           ----------    ------    ---------   --------   -----------
BALANCE, JULY 31, 2002 .................   31,171,988    $  311      (76,607)  $ (1,432)  $   413,813
Common stock issued for
 exchangeable stock ....................        1,103
Common stock issued to employees........       34,557                                             292
Common stock issued for cash ...........      359,510         5       (7,536)       (76)        2,596
Restricted stock returned to treasury...                                                           20
Common stock exchanged for purchase
 of Hampson-Russell ....................      589,623         6                                 7,244
Registration and filing fees ...........
Utilization of net operating loss
 carryforwards existing prior to
 quasi-reorganization ..................                                                        4,437
Tax deduction for stock option
 exercises .............................
Cumulative foreign currency
 translation adjustment.................
Amortization of unearned compensation...
Unrealized gain on investments --
 available for sale.....................
Unrealized loss on foreign currency
 hedge..................................
Unrealized loss on interest rate swap...
Unrealized minimum pension liability....
Net income (loss).......................
                                           ----------    ------    ---------   --------   -----------
BALANCE, JULY 31, 2003 .................   32,156,781    $  322      (84,143)  $ (1,508)  $   428,402
                                           ==========    ======    =========   ========   ===========
                                             ACCUMULATED
                                            EARNINGS FROM
                                            AUGUST 1, 1991                   ACCUMULATED
                                           WITH RESPECT TO     UNEARNED     COMPREHENSIVE
                                             DIGICON INC.    COMPENSATION    INCOME(LOSS)
                                           ---------------   ------------   -------------
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, JULY 31, 2000 .................   $       121,133   $       (597)  $      (5,386)
Common stock issued for
 exchangeable stock ....................
Common stock issued to employees .......                              (90)
Common stock issued for cash............
Common stock issued in acquisition of
 Reservoir Characterization Research
 and Consulting Inc.....................
Common stock issued for investment in
 Fairweather Geophysical LLC. ..........
Treasury stock issued for services
 under restricted stock Agreements .....                           (1,322)
Registration and filing fees ...........
Utilization of net operating loss
 carryforwards existing prior to
 quasi-reorganization ..................
Tax deduction for stock option
 exercises .............................
Cumulative foreign currency
 translation adjustment ................                                           (3,205)
Amortization of unearned
 compensation ..........................                              712
Unrealized gain on investments --
 available for sale ....................                                            1,600
Unrealized loss on foreign
 currency hedge                                                                      (420)
Net income .............................            22,458
                                           ---------------   ------------   -------------
BALANCE, JULY 31, 2001 .................   $       143,591   $     (1,297)  $      (7,411)
Common stock issued for
 exchangeable stock ....................
Common stock issued to employees........                             (229)
Common stock issued for cash ...........
Restricted stock returned to
 treasury ..............................
Registration and filing fees............
Utilization of net operating loss
 carryforwards existing prior to
 quasi-reorganization ..................
Tax deduction for stock option
 exercises .............................
Cumulative foreign currency
 translation adjustment.................                                           (1,867)
Amortization of unearned compensation...                              654
Unrealized gain on investments --
 available for sale.....................                                               14
Unrealized gain on foreign
 currency hedge                                                                     1,215
Net income (loss) ......................           (23,150)
                                           ---------------   ------------   -------------
BALANCE, JULY 31, 2002 .................   $       120,441   $       (872)  $      (8,049)
Common stock issued for
 exchangeable stock ....................
Common stock issued to employees........                             (301)
Common stock issued for cash ...........
Restricted stock returned to treasury...                              151
Common stock exchanged for purchase
 of Hampson-Russell ....................
Registration and filing fees ...........
Utilization of net operating loss
 carryforwards existing prior to
 quasi-reorganization ..................
Tax deduction for stock option
 exercises .............................
Cumulative foreign currency
 translation adjustment.................                                           12,361
Amortization of unearned compensation...                              682
Unrealized gain on investments --
 available for sale.....................                                              944
Unrealized loss on foreign currency
 hedge..................................                                             (162)
Unrealized loss on interest rate swap...                                             (777)
Unrealized minimum pension liability....                                           (1,577)
Net income (loss).......................           (59,924)
                                           ---------------   ------------   -------------
BALANCE, JULY 31, 2003 .................   $        60,517   $       (340)  $       2,740
                                           ===============   ============   =============

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         We provide integrated geophysical technologies to the petroleum industry worldwide. The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. Our investment in a joint venture in which we own an 80% interest is accounted for on the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. All material intercompany balances and transactions have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Our financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of our variable rate debt at July 31, 2003 is $192.3 million. The carrying value is a reasonable estimate of fair value for all other financial instruments.

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

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity is required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We adopted the use of this accounting statement in August 2002. The adoption of this statement precluded extraordinary classification of costs related to the early retirement of our senior notes.

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

         In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements. FIN 45 expands required disclosures for certain types of guarantees and recognition of a liability at fair value of such guarantees at the time of issuance. The disclosure requirements are effective beginning with our second fiscal quarter financial statements, ending January 31, 2002, while the fair value accounting requirements apply prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material effect on our financial position or results of operations.

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

         In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the use of this accounting statement in January 2003 by implementing the disclosure provisions. Adoption did not have a material effect on our financial position or results of operations as no accounting change was required We have no plans to voluntarily expense stock options or change our current stock-based compensation program.

         In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the use of this accounting statement in June 2003. Adoption did not have a material effect on our financial position or results of operations.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. We adopted the use of this accounting statement in May 2003. Adoption did not have a material effect on our financial position or results of operations.

TRANSLATION OF FOREIGN CURRENCIES

         The U.S. dollar is the functional currency of all of our operations except in Canada, which uses the Canadian dollar as its functional currency. Currency gains and losses result from the re-measurement of assets and liabilities denominated in currencies other than their functional currency. (See
Note 12)

CASH EQUIVALENTS

         For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, we define cash equivalents as items readily convertible into known amounts of cash with original maturities of three months or less.

RESTRICTED CASH INVESTMENTS

         Restricted cash investments in the amounts of $205,000 at July 31, 2003 and $166,000 at July 31, 2002 were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business and are classified as restricted cash investments on the Consolidated Balance Sheets.

ACCOUNTS AND NOTES RECEIVABLE

         Unbilled amounts of approximately $60.2 million and $47.8 million are included in accounts and notes receivable at July 31, 2003 and 2002, respectively. The amounts represent work done or services or products delivered to customers but not billable at the fiscal year ends in accordance with contract provisions and generally will be billed in one to four months.

INVENTORIES

         Inventories of materials and supplies are stated at the lower of average cost or market.

INVESTMENTS AVAILABLE FOR SALE

         Our marketable securities are considered available for sale and are reported at fair value, with changes in fair values recorded as unrealized gains and losses in Accumulated Other Comprehensive Income within stockholders' equity. Realized gains and losses are calculated using the specific identification method.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

                                                ESTIMATED
                                               USEFUL LIFE
                                                IN YEARS
                                               -----------
Geophysical equipment.......................       3-5
Data processing equipment...................         3
Geophysical vessel                                   5
Leasehold improvements and other............      3-15

         Depreciation related to assets used in the production of the multi-client library and development of certain software is capitalized. Amounts capitalized were $24.4 million, $29.2 million and $22.6 million in fiscal years 2003, 2002, and 2001, respectively.

         Expenditures for routine repairs and maintenance are charged to expense as incurred. We are contractually obligated to periodically put our chartered vessels into port so that the vessel owner can have legally required maintenance and inspections performed. We accrue for the costs of these port calls in advance. Such accruals were $3.2 million and $2.9 million at July 31, 2003 and 2002, respectively. Expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related assets. The net gain or loss on disposed property and equipment is included in other expense (income), net. (See Note 12)

MULTI-CLIENT DATA LIBRARY

         We collect and process geophysical data for our own account and retain all ownership rights. We license the data to clients on a non-transferable basis. We capitalize all costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys. We refer to these costs as our gross multi-client investment. All costs excluding the capitalized depreciation are our net multi-client investment, or as used in this document "investment in multi-client library, net cash," and represent cash investment in the library. The capitalized cost of multi-client data is charged to cost of services in the period sales occur based on the percentage of total estimated costs to total estimated sales multiplied by actual sales, known as the sales forecast method. Any costs remaining 36 months after completion of a survey are charged to cost of services over a period not to exceed 24 months. The total amortization period of sixty months represents the minimum period over which benefits from these surveys are expected to be derived.

         We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In 2003, we recognized a $4.9 million pretax impairment charge related to a survey in the Gulf of Mexico that we have been unable to license. This survey was acquired at right angles to an existing survey and, while a technical success, customers have not been willing to pay for the increased resolution. In 2002, we recognized a $55.2 million pretax impairment charge related to 11 of our multi-client library surveys. Seven of these were land surveys located in the Gulf Coast region. Exploration spending has been very low in this region since shortly after we completed these surveys, and we do not anticipate any sales of these surveys in the foreseeable future. Therefore, these surveys were written completely off of our books, with a net charge of $28.8 million. We have one survey in the Gulf of Mexico that was shot at a cost significantly exceeding its original budget. As we did not forecast enough sales to amortize the remainder of the cost of the survey, we wrote it down by $16.0 million. This left $10.0 million of cost for this survey, an amount we believed to be the fair value of the survey based on future estimated sales. In the Shetland-Faroes area of the North Sea, we have a large survey that has been troubled by an ongoing territorial dispute. When the dispute was settled, nine-year concessions were awarded to various licensees. Given the length of the license period, we did not foresee significant near-term additional licensing of this survey, and we wrote it off with a net charge of $9.3 million. We also have two small 2D surveys off Africa that were written off with a net charge of $1.1 million. We recorded no such impairment charges in fiscal 2001.

         During the fourth quarter of fiscal 2001, we changed the useful life of marine surveys from 48 months to 60 months. We believe that 60 months more accurately represents the minimum period over which we will derive benefits from our current portfolio of marine surveys. This change in accounting estimate was made prospectively and had an immaterial impact on our results for fiscal 2001.

         During the first quarter of fiscal 2004, we changed our multi-client policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of survey book life. However, the sales forecast method remains the primary method of calculating cost of services. (See Note 16)

GOODWILL

         For acquisitions accounted for under the purchase method, we record the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill. During fiscal 2001, goodwill was amortized using the straight-line method over a period of 10 to 20 years, which approximated the period in which benefits were expected to be derived. This amortization was discontinued in the beginning of fiscal 2002 with our adoption of SFAS No. 142. We test goodwill by deriving an approximate fair market value for the reporting unit carrying the goodwill, using its estimated earnings for the upcoming fiscal year and our overall stock multiple in the calculation. This test indicated a 100% impairment of goodwill and resulted in a charge to earnings of $39.3 million. (See Note 3 of Notes to Consolidated Financial Statements)

MOBILIZATION COSTS

         Transportation and other expenses incurred prior to commencement of geophysical operations in an area are deferred and amortized over the lesser of the term of the related contract or one year. Unamortized mobilization costs of $0.9 million and $2.6 million were included in other assets at July 31, 2003 and 2002, respectively. Amounts applicable to surveys performed for our own account are included in the cost of the multi-client data library.

LEASES

         Operating leases include those for office space, specialized geophysical equipment, and our geophysical vessels, which are chartered on a short-term basis, of up to 8 years, relative to their useful economic lives of approximately 30 years.

REVENUES

         Revenues from the licensing of multi-client data surveys are based upon agreed rates set forth in the contract and are recognized upon delivery of such data. Revenues from contract services are recognized on the percentage-of-completion method measured by the amount of data collected or processed to the total amount of data to be collected or processed, or by time incurred to total time expected to be incurred. Revenues generated from external pre-funding of data library projects are recognized on a similar percentage-of-completion method, modified slightly to account for the timing of pre-funding.

STOCK-BASED COMPENSATION

         We maintain stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. Our plans do not permit us to grant options at a price lower than market, therefore, we do not record any compensation expense related to stock options. As required by SFAS No. 148, "Accounting for Stock-Based Compensation," we disclose the pro forma effect of stock option expense on net income and earnings per share that would have been recorded using the fair value based method. (See Note 9)

EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average common shares outstanding, including exchangeable shares. The computation of diluted earnings per share is based upon the weighted average common shares outstanding and additional common shares, utilizing the treasury stock method and average market prices, which would have been outstanding if dilutive potential common shares had been issued. Since we recorded net losses for fiscal 2003 and fiscal 2002, no securities are dilutive and basic and diluted earnings per share are the same for those years. (See Note 13)

2. BUSINESS COMBINATIONS

         On August 21, 2002, we acquired Hampson-Russell Software Services Ltd. ("Hampson-Russell"), a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for $9.2 million in cash 589,623 shares of our common stock (valued at $12.30 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. The $12.30 value for our common stock price was based on the average closing price for Veritas common stock for a short period prior to the closing date of the transaction. Our allocation of the $16.8 million purchase price was based on fair value as follows: $0.3 million of fees and expenses, $13.2 million to software, $3.9 million to goodwill, of which none is expected to be tax deductible, $1.1 million to accrued liabilities, $0.3 million to fixed assets and $0.2 million to other assets. The software will be amortized over no more than five years. David B. Robson, our Chairman and Chief Executive Officer, beneficially owns a controlling interest in Vada Industries Ltd., which was a 25% shareholder of Hampson-Russell at the time of the acquisition. The results of operations for Hampson-Russell are included in our results of operations as of August 21, 2002.

         During fiscal 2002, we entered into an agreement with Petroleum Geoservices ASA to merge our two companies. During this process we incurred banking, legal, and other professional fees of $7.1 million. We incurred an additional $7.5 million of expense due to our termination of the merger and triggering of the termination fee under the agreement. All of the $14.6 million of expense related to the proposed merger is presented as operating expense on the Consolidated Statement of Operations and Comprehensive Income (Loss) for Fiscal 2002.

         On February 2, 2001, we acquired Reservoir Characterization Research and Consulting, Inc., ("(RC)(2)"), a Colorado corporation, in exchange for 1,137,466 shares of our common stock and 149,370 options to purchase our common stock The total purchase price of (RC)(2) was $34.4 million, comprised of $33.0 million of stock and $1.4 million of options. The acquisition was accounted for as a purchase with the initial allocation of purchase price, in accordance with APB 16, yielding $2.2 million of current assets, $8.5 million of property and long-term assets, $2.3 million of liabilities, and $26.0 million of goodwill. In September 2003, we sold the software business of (RC)(2). (See Note 16)

3. GOODWILL

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (Goodwill and Other Intangible Assets). We adopted SFAS No. 142 as of August 1, 2001. SFAS No. 142 defines the accounting treatment of goodwill and other intangible assets derived from business combinations and supersedes APB Opinion No.17. This statement no longer permits us to amortize goodwill but requires that we test goodwill and other intangible assets for impairment in a specific manner on an annual basis or when certain events trigger such a test.

         The "as adjusted effect" of implementing SFAS No. 142 is as follows:

                                                          FOR THE YEARS ENDED JULY 31,
                                                   ----------------------------------------
                                                      2003           2002           2001
                                                   ----------     -----------    ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income (loss) ......................  $  (59,924)    $   (23,150)   $   22,458
Goodwill amortization ...........................                                     2,292
                                                   ----------     -----------    ----------
Adjusted net income (loss) ......................  $  (59,924)    $   (23,150)   $   24,750
                                                   ==========     ===========    ==========

Earnings per share:
  Basic:
    Reported net income (loss) per share ........  $    (1.80)    $      (.71)   $      .73
    Goodwill amortization per share .............                                       .07
                                                   ----------     -----------    ----------
    Adjusted net income (loss) per share ........  $    (1.80)    $      (.71)   $      .80
                                                   ==========     ===========    ==========
  Diluted:
    Reported net income (loss) per share ........  $    (1.80)    $      (.71)   $      .71
    Goodwill amortization per  share ............                                       .07
                                                   ----------     -----------    ----------
    Adjusted net income (loss) per share ........  $    (1.80)    $      (.71)   $      .78
                                                   ==========     ===========    ==========

         Our reduced earnings, coupled with the instability in the industry, have led to a sharp decline in our stock price, leaving our market value below our book value. As a result of the continued weak stock price and the expected sale of the (RC)(2) software business, we performed an evaluation of our existing goodwill as of July 31, 2003. We test goodwill by deriving an approximate fair market value for the reporting unit carrying the goodwill, using its estimated earnings for the upcoming fiscal year and our overall stock multiple in the calculation. This test indicated a 100% impairment of goodwill and resulted in a charge to earnings of $39.3 million in the fourth quarter of fiscal 2003. The majority of the goodwill impairment, $25.1 million, originated in the (RC)(2) acquisition, with the remainder arising from multiple smaller acquisitions.

4. OTHER ASSETS - SOFTWARE

         Software available for sale is included in other assets on our Consolidated Balance Sheets. A portion of the software was developed internally and the rest was obtained through the acquisition of (RC)(2) and Hampson-Russell. After the close of the sale of the (RC)(2) software operation in September 2003, software available for sale will consist entirely of the Hampson-Russell suite of products.

         In the fourth quarter of this year, we decided to sell the (RC)(2) software operation and entered into a letter of intent to sell it to Seismic Micro-Technology, Inc. We recorded a charge in the fourth quarter of $7.6 million related to these operations. $5.9 million of this charge was applied to reduce the carrying value of the (RC)(2) software to its estimated market value of $2.0 million. The remaining $1.7 million primarily relates to employee severance and facility costs. The sales agreement will allow us to continue using the (RC)(2) suite of software in our reservoir consulting business and we have entered into a dealer arrangement that allows us to continue as sales agents of the software.

         For internally developed software designed for external licensing, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. The software is also subject to a minimum amortization equal to the software balance at the beginning of the period divided by the remaining book life. Estimated useful lives of our software products range from three to five years.

         Amortization expense for the software is as follows:

                                        FOR THE YEARS ENDED
                                             JULY 31,
                                    ---------------------------
                                          (IN THOUSANDS)
                                     2003       2002     2001
                                    -------   -------   -------
Amortization expense.............   $ 4,730   $ 2,576   $ 1,287

          The carrying value of our software is as follows:

                                   JULY 31, 2003                          JULY 31, 2002
                       -------------------------------------   -----------------------------------
                         GROSS                                   GROSS
                        CARRYING    ACCUMULATED                CARRYING    ACCUMULATED
                         AMOUNT    AMORTIZATION      NET         AMOUNT    AMORTIZATION     NET
                       ----------  ------------   ----------   ---------   ------------  ---------
                                                      (IN THOUSANDS)
Software ...........   $   22,629   $    8,581    $   14,048   $  13,631   $    3,851    $    9,780

5. LONG-TERM DEBT

         Long-term debt is as follows:

                                                                    JULY 31,
                                                               -------------------
                                                                 2003       2002
                                                               --------   --------
                                                                  (IN THOUSANDS)
Term A loan due February 2006 ..............................   $ 29,850
Term B loan due February 2007 ..............................    124,375
Term C loan due February 2008 ..............................     40,000
Senior Notes due October 2003, at 9 3/4% ...................              $135,000
Revolving credit agreement, balance due August 2003 ........                 5,000
                                                               --------   --------
    Total debt .............................................    194,225    140,000
Less: Current portion of long-term debt ....................     13,908
                                                               --------   --------
    Total long-term debt                                       $180,317   $140,000
                                                               ========   ========

         On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The facility provides term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. Among other restrictions the Credit Agreement prohibits us from paying cash dividends.

         The term A loan was in the original principal amount of $30.0 million and matures in February 2006, and requires quarterly interest payments at a rate, at our election, of LIBOR plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins are based on certain of our financial ratios. The term B loan was in the original principal amount of $125.0 million, matures in February 2007, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 5.0%, subject to a 2% LIBOR floor or a base rate plus 3.75%. The term C loan was in the original principal amount of $40.0 million, matures in February 2008, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 7.5%, subject to a 3% LIBOR floor or a base rate plus 6.25%.

         The term A and term B loans require quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there be an event of default or an unmatured event of default exists, or the credit rating of any of the debt falls below Moody's Ba2 or S&P's BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year's cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year. As our lowest debt ratings are Ba3 by Moody's and BB+ by S&P, we will pay $12.4 million of principal in November 2003 related to the company's cash flow from January 1, 2003 through July 31, 2003. Future payments of this type, if any, will be based on cash flow for full fiscal years.

         Loans made under the revolving loan facilities, including swing line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolver expires in February 2006.

         Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At July 31, 2003, the carrying value of the secured assets was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. On February 14, 2003, the Term Loans totaling $195.0 million were funded and letters of credit in the amount of approximately $5.7 million then outstanding from the previous credit agreement were transferred to the Credit Agreement. Proceeds from the Term Loans were used to satisfy the obligations under the previous credit agreement and our senior notes.

         We incurred $7.3 million of debt issuance costs related to the new Credit Agreement. These costs were capitalized to prepayments and other assets and are being amortized to interest expense over the life of the debt.

         During fiscal 2003, we incurred interest costs of $18.5 million. For fiscal years 2002 and 2001, we capitalized $1.1 million and $0.5 million respectively, of such interest costs. The capitalized amounts are related to capital improvements made to the chartered vessels Veritas Viking II and the Veritas Vantage. No interest was capitalized in fiscal 2003.

6. OTHER ACCRUED LIABILITIES

         Other accrued liabilities include the following:

                                                      JULY 31,
                                                -------------------
                                                  2003       2002
                                                --------   --------
                                                   (IN THOUSANDS)
Accrued payroll and benefits ................   $ 13,929   $ 17,310
Deferred revenue ............................      7,441     12,187
Accrued taxes other than income taxes .......      4,678      4,364
Reserve for costs related to (RC)(2) sale ...      1,701
Merger termination fee ......................                 7,500
Other .......................................     13,580     12,808
                                                --------   --------
Total .......................................   $ 41,329   $ 54,169
                                                ========   ========

7. INCOME TAXES

         Pretax income (loss) was taxed under the following jurisdictions:

                               FOR THE YEARS ENDED JULY 31,
                           ------------------------------------
                             2003          2002          2001
                           --------      ---------     --------
                                      (IN THOUSANDS)
U.S. .................     $(37,045)     $ (32,376)    $ 15,073
Non-U.S. .............        5,173         14,418       23,268
                           --------      ---------     --------
          Total.......     $(31,872)     $ (17,958)    $ 38,341
                           ========      =========     ========

         The provision for income taxes consists of the following:

                                FOR THE YEARS ENDED JULY 31,
                           --------------------------------------
                             2003           2002          2001
                           ---------      ---------     ---------
                                       (IN THOUSANDS)
Current -- U.S. .......    $   7,540      $ (12,494)    $  (6,552)
Deferred -- U.S. ......       13,341          7,403        15,534
Current -- Non-U.S. ...        3,681         11,444           277
Deferred -- Non-U.S. ..        3,490         (1,161)        6,624
                           ---------      ---------     ---------
          Total........    $  28,052      $   5,192     $  15,883
                           =========      =========     =========

         A reconciliation of income tax expense computed at the U.S. statutory rate to the provision reported in the consolidated statements of operations and comprehensive income (loss) is as follows:

                                                         FOR THE YEARS ENDED JULY 31,
                                                    --------------------------------------
                                                      2003          2002           2001
                                                    ---------     ---------      ---------
                                                                (IN THOUSANDS)
Income tax (benefit) at the U.S. statutory rate..   $ (11,155)    $  (6,285)     $  13,419
Increase (reduction) in taxes resulting from:
  Tax effect resulting from foreign activities...       7,927        10,029          3,749
  Adjustments to prior year tax returns..........       2,482           403            147
  State income taxes.............................                      (391)           343
  Software amortization..........................         616           848            425
  Loss on investment in marketable securities....                       477
  Goodwill impairment............................       8,687
  Valuation allowance on deferred tax assets.....      20,306                       (1,692)
  Other..........................................        (811)          111           (508)
                                                    ---------     ---------      ---------
          Total..................................   $  28,052     $   5,192      $  15,883
                                                    =========     =========      =========

         The tax effect resulting from foreign activities category includes non-U.S. earnings taxed at other than the U.S. statutory rate, non-U.S. losses with no tax recovery, loss of foreign tax credits and deductions, foreign withholding taxes and U.S. tax on Subpart F income, dividends and foreign branch operations. In fiscal 2002 we recorded $6.5 million of expense related to net operating losses in Argentina that were not expected to be utilized due to our suspension of activity in that country.

         Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred tax assets and liabilities are as follows:

                                                                                    JULY 31,
                                                                              --------------------
                                                                                2003       2002
                                                                              --------    --------
                                                                                 (IN THOUSANDS)
Deferred tax assets:
  Difference between book and tax basis of property and  equipment ........   $  8,243    $ 10,080
  Difference between book and tax basis of multi-client data library ......     10,431       4,388
  Net operating loss carryforwards ........................................     19,166      20,910
  Deferred revenues .......................................................      1,379       1,899
  Accrued liabilities .....................................................     12,210         797
  Capitalized research and development costs ..............................                  2,255
  Other deferred tax assets ...............................................        350       1,607
                                                                              --------    --------
          Total ...........................................................     51,779      41,936
Deferred tax liabilities ..................................................     (1,848)       (865)
                                                                              --------    --------
Net deferred tax asset ....................................................     49,931      41,071
Valuation allowance .......................................................    (47,385)    (27,315)
                                                                              --------    --------
Net deferred tax asset ....................................................   $  2,546    $ 13,756
                                                                              --------    --------

         A valuation allowance, by tax jurisdiction, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is periodically adjusted based upon the available evidence. Adjustments are also made to recognize the expiration of net operating loss and investment tax credit carryforwards, with equal and offsetting adjustments to the related deferred tax asset. During fiscal 2003, we provided an additional $20.1 million valuation allowance as the evidence, including historical losses, did not support a more likely than not conclusion that portions of our deferred tax assets would be realized. The remaining, unreserved, deferred tax assets are in jurisdictions where we have been historically profitable.

         Since the quasi-reorganization with respect to Digicon on July 31, 1991, the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not.

         As of July 31, 2003, we had U.S. net operating loss carryforwards of $10.7 million. A total of $3.7 million of net operating loss carryforwards existed prior to the quasi-reorganization.

         The following schedule sets forth the expiration dates of the U.S. and non-U.S. net operating losses:

  FISCAL YEAR       U.S.     NON-U.S.
---------------   --------   --------
                     (IN THOUSANDS)
2004 ..........   $  2,495   $    352
2005 ..........      1,198        519
2006 ..........      1,347        294
2007 ..........      2,505      1,830
2008 ..........          0      3,167
2009 ..........          0        770
2010 ..........          0      5,337
2011 ..........      3,181         91
2012 ..........          0        185
2013 ..........          0      1,772
Indefinite ....          0     35,703
                  --------   --------
     Total ....   $ 10,726   $ 50,020
                  ========   ========

         Internal Revenue Service regulations restrict the utilization of U.S. net operating loss carryforwards and other tax benefits (such as investment tax credits) for any company in which an "ownership change" (as defined in Section 382 of the Internal Revenue Code) has occurred. We performed the required testing and concluded that two "ownership changes" occurred. The first occurred in connection with the issuance of common stock through a public offering we made on January 6, 1992. The utilization of U.S. net operating loss carryforwards existing at the date of the first "ownership change" is limited to $4.0 million per year. The second "ownership change" occurred in 1996 as a result of the stock acquisition of Veritas Energy Services Inc. The utilization of U.S. net operating losses incurred between the first and second ownership changes is limited to $8.9 million per year, which includes the limitation of $4.0 million from the first ownership change. During fiscal 2001, we utilized $8.9 million of limitation carryover. During fiscal 2002, we generated a U.S. net operating loss of $27.9 million, which we expect to carry back and utilize against prior years' taxable income. During fiscal 2003, we utilized $17.8 million of limitation carryover.

         Non-U.S. operations had net operating loss carryforwards of $50.0 million at July 31, 2003, of which $0.6 million existed prior to the quasi-reorganization, and of which $43.6 million are subject to valuation allowances. Approximately $14.8 million of the non-U.S. net operating loss carryforwards are related to United Kingdom operations and $15.2 million are related to Australian operations. Both have an indefinite carryforward period, and are available to offset future profits in our current trade or business. At July 31, 2003, none of the United Kingdom or Australian net operating loss carryforwards existed prior to the quasi-reorganization.

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

8. COMMITMENTS AND CONTINGENT LIABILITIES

         Total rentals of vessels, equipment and office facilities charged to operations amounted to $72.2 million, $65.6 million and $78.8 million for the years ended July 31, 2003, 2002 and 2001, respectively.

         Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining non-cancelable terms of at least one year are as follows:

FISCAL YEAR                              MINIMUM RENTALS
                                         ---------------
                                          (IN THOUSANDS)
2004..................................      $  34,854
2005..................................         29,676
2006..................................         20,896
2007..................................         12,084
2008 and thereafter...................         40,322

         We carry workers compensation insurance that limits our liability on a per claim and per policy year basis. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of any such claims would not have a material adverse impact on our financial position.

9. EMPLOYEE BENEFITS

         We maintain a 401(k) plan in which employees of our majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. Employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 50% of their salary up to the statutory maximum dollar amount, which is $12,000 for calendar 2003. Prior to January 1, 2003 we contributed an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever is less). As of January 1, 2003 we contribute an amount equal to the employee's contribution up to a maximum of 5% of the employee's salary. Our matching contributions to the 401(k) plan were $1.4 million, $1.1 million and $1.0 million for fiscal years 2003, 2002 and 2001, respectively.

         Prior to December 11, 2002 we had two employee nonqualified stock option plans under which options were granted to officers and select employees. Options generally vested over three years and were exercisable over a five to ten-year period from the date of grant. The exercise price for each option is the fair market value of the common stock on the grant date. Our Board of Directors authorized 5,954,550 shares of common stock to be issued under these option plans.

         Prior to December 11, 2002 we also maintained a stock option plan for non-employee directors (the "Director Plan") under which options were granted to our non-employee directors. The Director Plan provided that every year each eligible director was granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over five to ten years from the date of grant. The exercise price for each option granted is the fair market value at the date of grant. The Board of Directors has authorized 600,000 shares of common stock to be issued under the Director Plan.

         On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. The options issued under the Plan have exercise prices equal to the fair market value at the date of grant, have 5-year lives and vest over three years. As of July 31, 2003 1,750,228 shares were reserved for issuance under the Share Incentive Plan, with no more than 300,000 of those shares issuable in any form other than stock options.

         Commencing with annual director's fees to be paid in calendar year 2003, each of our non-employee directors may elect to receive deferred share units issued under our Share Incentive Plan in lieu of 25, 50, 75 or 100% of his or her annual director's fees. Once vested, each share unit is convertible into one share of our common stock. A director who elects to receive share units prior to the end of any calendar year, in lieu of all or a portion of the following year's annual director fees, is entitled to receive on January 1 of the following year that number of deferred share units with a fair market value, as defined in the plan, equal to the amount deferred. The shared units then issued vest on the following dates, coinciding with the normal payment of quarterly director's fees: 25 percent on each of the following dates: January 1 (the grant date), April 1, July 1 and October 1. Vested share units convert to shares of our common stock upon the director's retirement or other termination. In calendar year 2003, 3,165 deferred share units were issued.

         The following tables provide additional information related to our stock option plans:

                                                                   FOR THE YEAR ENDED JULY 31, 2003
                                                          ---------------------------------------------------
                                                                                                   WEIGHTED
                                                                         WEIGHTED     WEIGHTED     AVERAGE
                                                                          AVERAGE      AVERAGE    CONTRACTUAL
                                                           NUMBER OF     EXERCISE    GRANT DATE      LIFE
                                                            SHARES        PRICE      FAIR VALUE    IN YEARS
                                                          ----------    ----------   ----------   -----------
Beginning balance .....................................    1,884,665    $    22.97
Options granted .......................................    2,673,137    $     9.94   $     5.36         5
Options exercised .....................................      (83,896)   $     7.09
Options forfeited .....................................     (444,407)   $    17.33
                                                           ---------
      Ending balance ..................................    4,029,499    $    15.27
                                                           =========
      Options exercisable .............................    2,083,780    $    18.96
                                                           =========
Options exercisable by range of exercise price:
  $ 0.00-$ 5.65 .......................................        8,333    $     5.25
  $ 5.65-$11.30 .......................................      978,077    $    10.13
  $11.30-$16.95 .......................................       51,365    $    13.73
  $16.95-$22.60 .......................................      246,662    $    19.39
  $22.60-$28.25 .......................................      432,656    $    25.90
  $28.25-$33.90 .......................................          790    $    30.78
  $33.90-$39.55 .......................................      350,204    $    34.64
  $39.55-$45.20 .......................................        9,152    $    43.76
  $45.20-$50.85 .......................................        4,828    $    45.31
  $50.85-$56.50 .......................................        1,713    $    54.80
                                                           ---------
      Ending balance ..................................    2,083,780
                                                           =========
Ending balance by range of exercise price:
  $ 0.00-$ 5.65 .......................................        8,333    $     5.25
  $ 5.65-$11.30 .......................................    2,794,722    $     9.96
  $11.30-$16.95 .......................................       61,365    $    13.95
  $16.95-$22.60 .......................................      246,662    $    19.39
  $22.60-$28.25 .......................................      447,150    $    25.84
  $28.25-$33.90 .......................................          790    $    30.78
  $33.90-$39.55 .......................................      454,784    $    34.60
  $39.55-$45.20 .......................................        9,152    $    43.76
  $45.20-$50.85 .......................................        4,828    $    45.31
  $50.85-$56.50 .......................................        1,713    $    54.80
                                                           ---------
      Ending balance ..................................    4,029,499
                                                           =========

                                   FOR THE YEAR ENDED JULY 31, 2002
                                 -------------------------------------
                                                             WEIGHTED
                                                WEIGHTED     AVERAGE
                                                AVERAGE       GRANT
                                  NUMBER OF     EXERCISE      DATE
                                   SHARES        PRICE      FAIR VALUE
                                 ----------    ----------   ----------
Beginning balance ............    2,011,619    $    23.16
Options granted ..............       30,000    $    15.09   $     9.87
Options exercised ............      (32,292)   $     9.24
Options forfeited ............     (124,662)   $    27.96
                                  ---------    ----------
       Ending balance ........    1,884,665    $    22.95
                                  =========    ==========
       Options exercisable ...    1,471,018    $    20.91
                                  =========    ==========

                                        FOR THE YEAR ENDED JULY 31, 2001
                                      -------------------------------------
                                                                  WEIGHTED
                                                     WEIGHTED     AVERAGE
                                                      AVERAGE       GRANT
                                       NUMBER OF     EXERCISE       DATE
                                        SHARES        PRICE      FAIR VALUE
                                      ----------    ----------   ----------
Beginning balance .................    2,278,562    $    17.43
Options granted ...................      568,456    $    34.44   $    26.96
Options converted from (RC)(2).....      149,370    $    21.02   $    23.22
Options exercised .................     (857,757)   $    15.05
Options forfeited .................     (127,012)   $    23.31
                                       ---------    ----------
       Ending balance .............    2,011,619    $    23.15
                                       =========    ==========
       Options exercisable ........    1,087,533    $    20.50
                                       =========    ==========

         The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

                            FOR THE YEARS ENDED
                                  JULY 31,
                            --------------------
                            2003    2002    2001
                            ----    ----    ----
Risk-free interest rate..    3.0%    4.9%    5.1%
Expected volatility .....   69.0%   69.0%   67.5%
Expected life in years...    4.0     6.3    10.0

         On November 1, 1997, we initiated an employee stock purchase plan. This plan was amended and restated on December 11, 2002 and called the Employee Share Purchase Plan. The Board of Directors has authorized 1,000,000 shares available for issuance under the plan. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter. During fiscal 2003, 275,614 shares of common stock were issued with a weighted average fair value at grant date of $7.42. During fiscal 2002, 187,998 shares of common stock were issued with a weighted average fair value at grant of $12.42 per share. During fiscal 2001, 61,001 shares of common stock were issued with a weighted fair value at grant of $27.04 per share.

         On June 9, 1998, we initiated a restricted stock plan. This plan was amended and restated on March 7, 2000 to make an aggregate of 173,975 shares available for issuance under the plan. On March 8, 2001, an additional 200,000 shares were reserved for use under the plan. The Board of Directors' Compensation Committee determines the eligibility of an employee and the terms and amount of each grant. In addition, we have issued restricted stock in conjunction with certain employment agreements.

         The following tables represent the restricted shares issued in fiscal 2003 and 2002:

                 YEAR ENDED JULY 31, 2003
-----------------------------------------------------------
  NUMBER OF                        GRANT        VESTING
SHARES GRANTED     GRANT DATE      PRICE     PERIOD (YEARS)
--------------   --------------   --------   --------------
  18,664         August 2002      $  10.96        1
   9,000         September 2002   $  10.40        3
   3,165         January 2003     $   7.90        1
   2,500         February 2003    $   7.88        3

                 YEAR ENDED JULY 31, 2002
-----------------------------------------------------------
  NUMBER OF                        GRANT        VESTING
SHARES GRANTED     GRANT DATE      PRICE     PERIOD (YEARS)
--------------   --------------   --------   --------------
   1,200         August 2001      $  15.75        3
      99         August 2001      $  16.06        1
  14,286         August 2001      $  16.10        3
   4,500         October 2001     $  13.79        3

         Compensation expense relating to the stock-based compensation plans described above was $682,000, $654,000 and $712,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

         The effect on net income and earnings per share that would have been recorded using the fair value based method for stock options as required by SFAS 148 is as follows:

                                                          FOR THE YEARS ENDED JULY 31,
                                                     --------------------------------------
                                                        2003          2002          2001
                                                     ----------    ----------    ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss), as reported ...................   $  (59,924)   $  (23,150)   $   22,458
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects .......      (11,072)       (6,200)      (13,621)
                                                     ----------    ----------    ----------
Pro forma net income (loss) ......................   $  (70,996)   $  (29,350)   $    8,837
                                                     ==========    ==========    ==========

Earnings per share:
Basic - as reported ..............................   $    (1.80)   $     (.71)   $      .73
Basic - pro forma ................................   $    (2.13)   $     (.91)   $      .29

Diluted - as reported ............................   $    (1.80)   $     (.71)   $      .71
Diluted - pro forma ..............................   $    (2.13)   $     (.91)   $      .28

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

         The net periodic pension costs are as follows:

                                                             FOR THE YEARS ENDED
                                                                  JULY 31,
                                                      ---------------------------------
                                                        2003         2002        2001
                                                      --------     -------     --------
                                                               (IN THOUSANDS)
Service costs (benefits earned during the period)..   $    584     $   530     $    550
Interest cost on projected benefit obligation......        810         750          656
Expected return on plan assets.....................       (665)       (546)        (551)
Net amortization and deferral......................        222         118           46
                                                      --------     -------     --------
Net periodic pension costs.........................   $    951     $   852     $    701
                                                      ========     =======     ========

         The funded status of the Pension Plan is as follows:

                                                                       JULY 31,
                                                                -----------------------
                                                                  2003           2002
                                                                ---------      --------
                                                                    (IN THOUSANDS)
Plan assets at fair value................................       $  10,926      $  8,257
                                                                =========      ========

Projected benefit obligation in excess of plan assets....       $   5,412      $  4,673
Unrecognized prior service costs.........................          (1,592)       (1,620)
Unrecognized actuarial loss..............................          (2,104)      ( 1,664)
                                                                ---------      --------
Net pension liability....................................       $   1,716      $  1,389
                                                                =========      ========

       Amounts included in the consolidated balance sheet consist of:

                                                             JULY 31,
                                                      -----------------------
                                                        2003           2002
                                                      ---------      --------
                                                          (IN THOUSANDS)
Accrued benefit liability........................     $   3,308      $  3,009
Intangible asset.................................        (1,592)       (1,620)
                                                      ---------      --------
Net pension liability............................     $   1,716      $  1,389
                                                      =========      ========

         The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

                                                            FOR THE YEARS ENDED
                                                                  JULY 31,
                                                      --------------------------------
                                                         2003          2002      2001
                                                      ---------      --------   ------
Discount rate....................................        6.0%          6.0%      6.0%
Rates of increase in compensation levels.........        4.0%          4.0%      4.0%
Expected long-term rate of return on assets......        6.5%          6.5%      6.5%

         The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

                                                           JULY 31,
                                                     --------------------
                                                       2003        2002
                                                     --------    --------
                                                        (IN THOUSANDS)
Benefit obligation at beginning of year ..........   $ 12,930    $ 12,293
Service cost .....................................        584         530
Interest cost ....................................        810         750
Contributions by plan participants ...............        273         233
Actuarial (gain) loss ............................        988      (1,989)
Benefits paid ....................................       (197)        (48)
Foreign currency exchange rate changes ...........        950       1,161
                                                     --------    --------
Benefit obligation at end of year ................   $ 16,338    $ 12,930
                                                     ========    ========

Fair value of plan assets at beginning of year ...   $  8,257    $  7,935
Actual gain (loss) on plan assets ................        665      (1,853)
Employer contributions ...........................      1,299       1,247
Plan participants' contributions .................        273         233
Benefits paid ....................................       (197)        (48)
Foreign currency exchange rate changes ...........        629         743
                                                     --------    --------
Fair value of plan assets at end of year .........   $ 10,926    $  8,257
                                                     ========    ========

10. HEDGE TRANSACTIONS

         In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect our exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges, effectively locking our exchange rate for Norwegian kroner to the U.S. dollar.

         In February 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates of the Credit Agreement described in Note 5. These swaps, with notional amounts totaling $80.0 million, effectively hedge 41% of our exposure to interest rate changes for the two-year terms of the swaps and had no value at inception.

         Details of the interest rate swaps are summarized in the following table:

    TRANCHE HEDGED            AMOUNT         TERM        PAY %    RECEIVE  LIBOR FLOOR
----------------------    --------------   ---------   --------   -------  -----------
                          (IN THOUSANDS)
Term A................       $25,000       24 months     1.86      LIBOR      None
Term B................       $55,000       24 months     2.49      LIBOR       2%

         The values of the kroner contracts and the interest rate swaps are as follows:

                                       JULY 31, 2003                     JULY 31, 2002
                            ----------------------------------  --------------------------------
                             FORWARD    UNREALIZED               FORWARD  UNREALIZED
                              VALUE    GAIN/(LOSS)  FAIR VALUE    VALUE      GAIN     FAIR VALUE
                            --------   -----------  ----------  --------  ----------  ----------
                                                       (IN THOUSANDS)
Forward contracts .......   $  2,780    $    632    $  3,412    $  6,032   $    794   $  6,826
Interest rate swaps .....                   (777)       (777)

11. COMMON AND PREFERRED STOCK AND SPECIAL VOTING STOCK AND EXCHANGEABLE SHARES

         The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value $.01, in one or more series and determine the voting rights, preferences as to dividends, liquidation, conversion, and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 2003.

         On May 27, 1997, our Board of Directors declared a distribution of one right for each outstanding share of common stock or Exchangeable Stock to shareholders of record at the close of business on June 12, 1997 and designated 400,000 shares of the authorized preferred stock as a class to be distributed under a shareholder rights agreement. Upon the occurrence of certain events enumerated in the shareholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of our preferred stock or the common stock of an acquiring company. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire Veritas DGC Inc. The rights expire on May 15, 2007 and may be redeemed prior to that date. Our current number of authorized shares is insufficient to allow for the full conversion of all available preferred shares into common shares. Authorization of 38.5 million additional shares of common stock is an issue being put to a shareholder vote with the 2003 proxy.

         Two shares of special voting stock of Veritas DGC Inc. are authorized and outstanding, each as a series of common shares. One special voting share was issued in connection with the combination of Digicon Inc. (Veritas DGC Inc.'s former name) and Veritas Energy Services Inc. in August of 1996. The other special voting share was issued in connection with the combination of Veritas DGC Inc., Veritas Energy Services and Enertec Resources Inc. in September 1999.

         These special voting shares possess a number of votes equal to the number of outstanding Veritas Energy Services exchangeable shares and Veritas Energy Services Class A exchangeable shares, Series 1 that are not owned by Veritas DGC Inc. or any of its subsidiaries. Such exchangeable shares were issued to the former stockholders of Veritas Energy Services and Enertec Resources in business combinations with Veritas DGC Inc.. In any matter submitted to Veritas DGC Inc.stockholders for a vote, each holder of a Veritas Energy Services exchangeable share has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Veritas Energy Services special voting share for each Veritas Energy Services exchangeable share owned by the holder. Likewise, each holder of a Veritas Energy Services class A exchangeable share, series 1 has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Enertec special voting share for each Veritas Energy Services Class A exchangeable shares, Series 1 owned by the holder. The Veritas Energy Services exchangeable shares and the Veritas Energy Services Class A exchangeable shares, Series 1 are convertible on a one-for-one basis into shares of the common stock and, when coupled with the voting rights afforded by the special voting shares, have rights virtually identical to Veritas DGC Inc. common stock. As a result, we treat the exchangeable shares as shares of our common stock for all purposes including the calculation of per share information.

12. OTHER EXPENSE (INCOME), NET

         Other expense (income), net consists of the following:

                                                             FOR THE YEARS ENDED
                                                                   JULY 31,
                                                       --------------------------------
                                                         2003        2002        2001
                                                       --------    --------    --------
                                                               (IN THOUSANDS)
Net foreign currency exchange loss .................   $    383    $  2,746    $    745
Net gain on disposition of property and equipment ..       (183)     (1,445)     (1,266)
Interest income ....................................       (960)     (1,414)     (5,126)
Loss (income) from unconsolidated subsidiary .......      1,111        (181)        103
Unrealized loss on marketable securities ...........                  1,368
Other ..............................................        147         712         (23)
                                                       --------    --------    --------
         Total .....................................   $    498    $  1,786    $ (5,567)
                                                       ========    ========    ========

13. EARNINGS PER COMMON SHARE

         Earnings per common share -- basic and earnings per common share -- diluted are computed as follows:

                                                                              FOR THE YEARS ENDED JULY 31,
                                                                         --------------------------------------
                                                                            2003          2002          2001
                                                                         ----------    ----------    ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) ....................................................   $  (59,924)   $  (23,150)   $   22,458
Basic:
  Weighted average common shares (including exchangeable shares) .....       33,305        32,409        30,727
                                                                         ----------    ----------    ----------
  Net income (loss) per share ........................................   $    (1.80)   $     (.71)   $      .73
                                                                         ==========    ==========    ==========
Diluted:
  Weighted average common shares (including exchangeable shares) .....       33,305        32,409        30,727
  Shares issuable from assumed conversion of options(1)                                                     752
                                                                         ----------    ----------    ----------
          Total ......................................................       33,305        32,409        31,479
                                                                         ----------    ----------    ----------
  Net income (loss) per share ........................................   $    (1.80)   $     (.71)   $      .71
                                                                         ==========    ==========    ==========

(1) The outstanding options are anti-dilutive in fiscal 2003 and 2002 due to the net loss.

         The following options to purchase common shares have been excluded from the computation assuming dilution for the years ended July 31, 2003, 2002 and 2001 because the options' exercise price exceeded the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

                                                        FOR THE YEARS ENDED JULY 31,
                                            ----------------------------------------------------
                                                2003                2002                2001
                                            ------------        ------------       -------------
Number of options...................           4,029,499           1,884,665             664,516
Exercise price range................        $5.25-$55.13        $5.25-$55.13       $26.00-$55.13
Expiring through....................          March 2012          March 2012          March 2011

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

                                             FOR THE YEAR ENDED JULY 31, 2003
                                           -------------------------------------
                                            SEGMENTS    CORPORATE       TOTAL
                                           ----------   ----------    ----------
                                                  (DOLLARS IN THOUSANDS)
Revenues ...............................   $  503,001                 $  503,001
Operating income (loss) ................       54,778   $  (67,618)      (12,840)
Net income (loss) before income tax ....       53,086      (84,958)      (31,872)
Total assets ...........................      690,531       97,831       788,362

                                             FOR THE YEAR ENDED JULY 31, 2002
                                           -------------------------------------
                                            SEGMENTS    CORPORATE       TOTAL
                                           ----------   ----------    ----------
                                                  (DOLLARS IN THOUSANDS)
Revenues ...............................   $  455,683                 $  455,683
Operating income (loss) ................       43,225   $  (45,769)       (2,544)
Net income (loss) before income tax ....       41,419      (59,377)      (17,958)
Total assets ...........................      703,802       76,979       780,781

                                             FOR THE YEAR ENDED JULY 31, 2001
                                           -------------------------------------
                                            SEGMENTS    CORPORATE       TOTAL
                                           ----------   ----------    ----------
                                                  (DOLLARS IN THOUSANDS)
Revenues ...............................   $  477,302                 $  477,302
Operating income (loss) ................       80,441   $  (34,007)       46,434
Net income (loss) before income tax ....       82,737      (44,396)       38,341
Total assets ...........................      676,936      120,016       796,952

         This table presents consolidated revenues by geographic area based on the location of the use of the product or service for the years ended July 31, 2003, 2002 and 2001:

                                    FOR THE YEARS ENDED
                                          JULY 31,
                            ------------------------------------
                               2003         2002         2001
                            ----------   ----------   ----------
                                       (IN THOUSANDS)
Geographic areas:
  United States .........   $  188,768   $  185,238   $  193,204
  Canada ................       71,911       75,885      113,334
  Latin America .........      113,020       95,382       68,501
  Europe ................       37,516       47,224       48,427
  Middle East/Africa ....       54,495       25,610       18,363
  Asia Pacific ..........       37,291       26,344       35,473
                            ----------   ----------   ----------
          Total .........   $  503,001   $  455,683   $  477,302
                            ==========   ==========   ==========

         This table presents long-lived assets by geographic area based on the location of the assets:

                                    FOR THE YEARS ENDED
                                           JULY 31,
                            ------------------------------------
                               2003          2002         2001
                            ----------   ----------   ----------
                                       (IN THOUSANDS)
Geographic areas:
  United States .........   $  108,254   $  140,082   $  120,077
  Asia Pacific ..........        9,125       12,981       13,710
  Canada ................       15,481       14,668       18,071
  Europe ................        9,769       11,444        9,931
  Latin America .........        2,666        4,082        4,821
  Middle East/Africa ....        5,914        7,824        7,325
                            ----------   ----------   ----------
          Total .........   $  151,209   $  191,081   $  173,935
                            ==========   ==========   ==========

         In fiscal 2003 and 2001, no customer accounted for 10% or more of total revenue. In fiscal 2002, a single large national oil company accounted for 12% of our revenue.

         We generate our revenue in the exploration and production ("E&P") sector of the petroleum industry and, therefore, are subject to fluctuations in E&P spending. E&P spending is directly related to the actual and expected prices of oil and gas, which are subject to wide and relatively unpredictable variations.

15. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

                                                                 FOR THE YEAR ENDED JULY 31, 2003
                                                     --------------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER(1)
                                                     -----------   -----------   -----------   --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues .........................................   $   137,507   $   125,321   $   120,636    $   119,537
Net income (loss) ................................         1,563         4,490         4,728        (70,705)
Net income (loss) per common share -- basic ......           .05           .14           .14          (2.11)
Net income (loss) per common share -- diluted ....           .05           .14           .14          (2.11)

(1) The fourth quarter of fiscal 2003 includes charges of $59.9 million consisting of $4.9 million for impairment of multi-client surveys, $7.6 million for loss on the (RC)(2) sale, $39.3 million for the impairment of goodwill and $19.9 for deferred tax valuation.

                                                                 FOR THE YEAR ENDED JULY 31, 2002
                                                     --------------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER(2)
                                                     -----------   -----------   -----------   --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues .........................................   $   121,378   $   119,623   $   109,267    $   105,415
Net income (loss) ................................         7,645         7,677         8,045        (46,517)

Net income (loss) per common share -- basic ......           .24           .24           .25          (1.43)
Net income (loss) per common share -- diluted ....           .24           .24           .25          (1.43)

(2) The fourth quarter of fiscal 2002 includes charges of $71.9 million consisting of $55.2 million for impairment of multi-client surveys, $10.2 million for merger costs and merger termination expense, and a $6.5 million allowance for Argentine net operating losses.

         Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

16. SUBSEQUENT EVENTS

MULTI-CLIENT LIBRARY ACCOUNTING CHANGE

         As of August 1, 2003 we changed our multi-client amortization policy to the greater of straight-line or sales forecast method. The impact of the change will be to record a minimum amortization of surveys from their date of completion instead of only in the last 24 months of survey book life. This change will result in a catch-up adjustment of $21.7 million that will be recognized as additional amortization expense during the first quarter of fiscal 2004. A minimum amortization schedule, excluding the catch-up adjustment, is shown below. This table is based upon the recorded net book value of all surveys, both complete and in-progress, as of July 31, 2003. However, cost of sales attributed to any survey may be higher than that resulting from the minimum amortization due to sales during the period.

FISCAL YEAR                                  MINIMUM
                                           AMORTIZATION
                                          --------------
                                          (IN THOUSANDS)
2004..................................      $  46,928
2005..................................         72,024
2006..................................         89,465
2007..................................         80,535
2008 and thereafter...................         61,269

SALE OF (RC)(2)

         In the fourth quarter of this year we decided to sell the (RC)(2) software operation and entered into a letter of intent with Seismic Microtechnology Inc. ("SMT"). On September 16, 2003, we closed the sale as described in Note 4. Under the terms of the agreement, SMT will acquire the software developed and marketed by (RC)(2) and certain related trade names and trademarks. SMT is to pay us a cash payment of $2.0 million plus a percentage of the revenues from the licensing of (RC)(2) software over a four-year period. SMT will also assume certain maintenance and support obligations for the software and grant Veritas and its subsidiaries a royalty-free license to continue use of all SMT software including the software being sold. We do not anticipate any additional charges as a result of the sale.

                        VERITAS DGC INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                          FOR THE YEARS ENDED JULY 31,
                                      -----------------------------------
                                        2003           2002        2001
                                      --------       --------    --------
                                             (DOLLARS IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Beginning balance ...............   $  4,143       $    709    $  1,749
  Expenses/(adjustments) ..........      3,810          3,434      (1,040)(1)
                                      --------       --------    --------
  Ending balance ..................   $  7,953       $  4,143    $    709
                                      ========       ========    ========
ALLOWANCE FOR LONG-TERM
RECEIVABLES
  Beginning balance ...............                              $  1,000
  Expenses/(adjustments) ..........                                (1,000)(2)
                                                                 --------
  Ending balance ..................                              $      -
                                                                 ========
ACCRUED DRY DOCK
  Beginning balance ...............   $  2,857       $  1,432    $  2,958
  Additions .......................      3,351          3,098       2,485
  Reduction .......................     (2,981)        (1,673)     (4,011)
                                      --------       --------    --------
  Ending balance ..................   $  3,227       $  2,857    $  1,432
                                      ========       ========    ========
TAX VALUATION ALLOWANCE
  Beginning balance ...............   $ 27,315       $ 27,273    $ 36,229
  Valuation allowance charge ......     25,103          6,541
  Projected utilization/adjustment
   of net operating carryforwards..     (5,033)        (6,499)     (8,956)
                                      --------       --------    --------
  Ending balance ..................   $ 47,385       $ 27,315    $ 27,273
                                      ========       ========    ========

(1) Estimates were revised due to improved collections of past due receivables.

(2) Estimate was revised due to published report of debtor's intent and ability to repay debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our principal executive officer and principal financial officer believe that

         - our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         - our disclosure controls and procedures were effective to ensure such information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the material to appear under the headings "Election of Directors" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. We have adopted a Code of Conduct that applies to all of our directors, officers and employees and which may be viewed on our internet website at www.veritasdgc.com.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the material to appear under the heading "Management" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the material to appear under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Management-Equity Compensation Plan Information" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the material to appear under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information required by this item is incorporated by reference to the material to appear under the headings "Independent Accountants" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                            PAGE NUMBER
                                                            -----------
Report of Independent Auditors............................      18
Consolidated Statements of Operations for the Three
  Years Ended July 31, 2003...............................      19
Consolidated Balance Sheets as of July 31, 2003 and 2002..      20
Consolidated Statements of Cash Flows for the Three
  Years Ended July 31, 2003...............................      21
Consolidated Statements of Changes in Stockholders'
  Equity for the Three Years Ended July 31, 2003..........      23
Notes to Consolidated Financial Statements................      24
Financial Statement Schedule II -- Valuation and
  Qualifying Accounts.....................................      43

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedule II -- Valuation and Qualifying Accounts appears on page 43. All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

          FORM 8-K REPORTS FILED DURING THE QUARTER ENDED JULY 31, 2003

         The Company filed two reports on Form 8-K during the fourth quarter of the period covered by this report, one dated May 30, 2003 which reported information under Item 9 and one dated June 26, 2003 which reported information under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 14th day of October, 2003.

                         VERITAS DGC INC.

                         By:          /s/ DAVID B. ROBSON
                             --------------------------------------------------
                                         David B. Robson
                             (Chairman of the Board and Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 14th day of October 2003.

   /s/ DAVID B. ROBSON                Chairman of the Board and Chief Executive
---------------------------------     Officer, Director
    David B. Robson

   /s/ STEPHEN J. LUDLOW              Vice Chairman, Director
---------------------------------
    Stephen J. Ludlow

   /s/ TIMOTHY L. WELLS               President and Chief Operating Officer
---------------------------------
    Timothy L. Wells

   /s/ MATTHEW D. FITZGERALD          Executive Vice President, Chief Financial
---------------------------------     Officer and Treasurer
    Matthew D. Fitzgerald

   /s/ VINCENT M. THIELEN             Vice President, Corporate Controller
---------------------------------
    Vincent M. Thielen

   /s/ CLAYTON P. CORMIER             Director
---------------------------------
    Clayton P. Cormier

   /s/ LOREN K. CARROLL               Director
---------------------------------
    Loren K. Carroll

   /s/ JAMES R. GIBBS                 Director
---------------------------------
    James R. Gibbs

   /s/ BRIAN F. MACNEILL              Director
---------------------------------
    Brian F. MacNeill

   /s/ JAN A. RASK                    Director
---------------------------------
    Jan A. Rask

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                                   DESCRIPTION
----------  --------------------------------------------------------------------
   3-A      --    Restated Certificate of Incorporation with amendments Of
                  Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to
                  Veritas DGC Inc.'s Current Report on Form 8-K dated September
                  16, 1996 is incorporated herein by reference.)
   3-B      --    Certificate of Ownership and Merger of New Digicon Inc. And
                  Digicon Inc. (Exhibit 3-B to Digicon Inc.'s Registration
                  Statement No. 33-43873 dated November 12, 1991 Is incorporated herein by reference.)
   3-C      --    Certificate of Amendment to Restated Certificate of
                  Incorporation of Veritas DGC Inc. dated September 30, 1999.
                  (Exhibit 3-D to Veritas DGC Inc.'s For 10-K for the year ended
                  July 31, 1999 is incorporated herein by reference.)
   3-D      --    By-laws of Veritas DGC Inc. as amended and restated March 7,
                  2000 (Exhibit 3-E to Veritas DGC Inc.'s Form 10-Q for the
                  quarter ended January 31, 2000 is incorporated herein by
                  reference.)
   4-A      --    Specimen Veritas DGC Inc. Common Stock certificate. (Exhibit
                  4-C to Veritas DGC Inc.'s Form 10-K for the year ended July
                  31, 1996 is incorporated herein by reference.)
   4-B      --    Rights Agreement between Veritas DGC Inc. and ChaseMellon
                  Shareholder Services, L.L.C. dated as of May 15, 1997.
                  (Exhibit 4.1 to Veritas DGC Inc.'s Current Report on form 8-K filed May 27, 1997 is incorporated herein by reference.)
 **4-C      --    Form of Restricted Stock Grant Agreement. (Exhibit 4.8 to
                  Veritas DGC Inc.'s Registration Statement No. 333-48953 dated
                  March 31, 1998 is incorporated herein by reference.)
 **4-D      --    Restricted Stock Plan as amended and restated March 7, 2000.
                  (Exhibit 4-F to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)
 **4-E      --    Key Contributor Incentive Plan as amended and restated March
                  9, 1999. (Exhibit 4.9 to Veritas DGC Inc.'s Registration
                  Statement No. 333-74305 dated March 12, 1999 is incorporated herein by reference.)
   9-A      --    Voting and Exchange Trust Agreement dated August 30, 1996
                  among Digicon Inc., Veritas Energy Services Inc. and The R-M
                  Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s Current
                  Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)
   9-B      --    Voting and Exchange Trust Agreement dated September 30, 1999 among Veritas DGC Inc., Veritas Energy Services Inc. and CIBC
                  Mellon Trust Company.

  10-A      --    Support Agreement dated August 30, 1996 between Digicon Inc.
                  and Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC
                  Inc.'s Current Report on Form 8-K dated August 30, 1996 is incorporated herein by reference.)
**10-B      --    1992 Non-Employee Director Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-B to Veritas DGC Inc.'s
                  Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)
**10-C      --    1992 Employee Nonqualified Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-C to Veritas DGC Inc.'s
                  Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)
**10-D      --    1997 Employee Stock Purchase Plan. (Exhibit 4.1 to Veritas DGC
                  Inc.'s Registration Statement No. 333-38377 dated October 21,
                  1997 is incorporated herein by reference.)
  10-E      --    Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Matthew D. Fitzgerald. (Exhibit 10-A to Veritas DGC,
                  Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
  10-F      --    Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Matthew D. Fitzgerald. (Exhibit
                  10-B to Veritas DGC, Inc.'s Form 10-Q for the quarter ended
                  October 31, 2001 is incorporated herein by reference.)
  10-G      --    Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Stephen J. Ludlow. (Exhibit 10-C to Veritas DGC,
                  Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
  10-H      --    Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Stephen J. Ludlow. (Exhibit 10-D
                  to Veritas DGC, Inc.'s Form 10-Q for the quarter ended October
                  31, 2001 is incorporated herein by reference.)
  10-I      --    Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and David B. Robson. (Exhibit 10-E to Veritas DGC, Inc.'s
                  Form 10-Q for the quarter ended October 31, 2001 is
                  incorporated herein by reference.)
  10-J      --    Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and David B. Robson. (Exhibit 10-F to
                  Veritas DGC, Inc.'s Form 10-Q for the quarter ended October
                  31, 2001 is incorporated herein by reference.)
  10-K      --    Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Anthony Tripodo. (Exhibit 10-G to Veritas DGC, Inc.'s
                  Form 10-Q for the quarter ended October 31, 2001 is
                  incorporated herein by reference.)
  10-L      --    Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Anthony Tripodo. (Exhibit 10-H to
                  Veritas DGC, Inc.'s Form 10-Q for the quarter ended October
                  31, 2001 is incorporated herein by reference.)

  10-M      --    Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Rene M.J. VandenBrand. (Exhibit 10-I to Veritas DGC,
                  Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
  10-N      --    Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Rene M.J. VandenBrand. (Exhibit
                  10-J to Veritas DGC, Inc.'s Form 10-Q for the quarter ended
                  October 31, 2001 is incorporated herein by reference.)
  10-O      --    Amended and Restated Employment Agreement between Veritas DGC
                  Inc. and Timothy L. Wells. (Exhibit 10-K to Veritas DGC,
                  Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
  10-P      --    Amendment No. 1 to Amended and Restated Employment Agreement
                  between Veritas DGC Inc. and Timothy L. Wells. (Exhibit 10-L to Veritas DGC, Inc.'s Form 10-Q for the quarter ended October
                  31, 2001 is incorporated herein by reference.)
  10-Q      --    Employment Agreement between Veritas DGC Inc. and Larry L.
                  Worden. (Exhibit 10-M to Veritas DGC, Inc.'s Form 10-Q for the
                  quarter ended October 31, 2001 is incorporated herein by
                  reference.)
  10-R      --    Amendment No. 1 to Employment Agreement between Veritas DGC
                  Inc. and Larry L. Worden. (Exhibit 10-N to Veritas DGC, Inc.'s
                  Form 10-Q for the quarter ended October 31, 2001 is
                  incorporated herein by reference.)
**10-S      --    Deferred Compensation Plan effective January 1, 2001. (Exhibit
                  10-Q to Veritas DGC Inc.'s for 10-Q for the quarter ended
                  October 31, 2000 is incorporated by reference.)
**10-T      --    Rabbi Trust Agreement between Veritas DGC Inc. and Austin
                  Trust Company relating to the Deferred Compensation Plan.
                  (Exhibit 10-R to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2000 is incorporated herein by reference.)
**10-U      --    2001 Key Employee Nonqualified Stock Option Plan effective
                  February 1, 2001. (Exhibit 10-S to Veritas DGC Inc.'s Form
                  10-Q for the quarter ended January 31, 2001 is incorporated by reference.)
**10-V      --    Key Employee Restricted Stock Plan effective February 1, 2001.
                  (Exhibit 10-T to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2001 is incorporated herein by  reference.)
  10-W      --    Employment Agreement between Veritas DGC Inc. and Matthew D.
                  Fitzgerald. (Exhibit 10-U to Veritas DGC Inc.'s Form 10-Q for
                  the quarter ended April 30, 2001 is incorporated herein by reference.)
  10-X      --    Employment Agreement between Veritas DGC Inc. and Anthony
                  Tripodo. (Exhibit 10-V to Veritas DGC Inc.'s Form 10-K for the
                  year ended July 31, 2002 is incorporated herein by reference.)
  10-Y      --    Credit Agreement among Veritas DGC Inc., as borrower, and
                  Wells Fargo, Inc., as a bank and agent for the banks named therein, dated July 19, 2001. (Exhibit 10-W to Veritas DGC
                  Inc.'s Form 10-K for the year ended July 31, 2001 is
                  incorporated herein by reference.)

 10.1      --    Credit Agreement, dated as of February 14, 2003, among Veritas
                 DGC Inc., Veritas DGC Limited, Veritas Energy Services Inc.,
                 Veritas Energy Services Partnership, Deutsche Bank AG, New
                 York Branch, as Administrative Agent, Deutsche Bank AG, Canada
                 Branch, as Canadian Administrative Agent, and the various
                 lending institutions named therein. (Exhibit 10.1 to Veritas
                 DGC Inc.'s Current Report on Form 8-K dated February 19, 2003 is incorporated herein by reference.)
 10.2      --    Letter of Agreement between Veritas DGC Inc. and Anthony
                 Tripodo dated November 8, 2002 (Exhibit 10.4 to Veritas DGC
                 Inc.'s Form 10-Q for the quarter ended January 31, 2003 is incorporated herein by reference.)
 10.3      --    Agreement and Release of All Claims dated April 23, 2003,
                 between Veritas DGC Inc. and Anthony Tripodo. 2002 (Exhibit
                 10.5 to Veritas DGC Inc.'s Form 10-Q for the quarter ended
                 April 30, 2003 is incorporated herein by reference.)
 10.4      --    Consulting Services Agreement dated effective May 1, 2003 by and between Veritas DGC Inc. and Arch Creek Advisors LLC.
                 (Arch Creek Advisors LLC is owned and controlled by Anthony
                 Tripodo, who, until April 30, 2003, was Executive Vice
                 President, Special Projects of Veritas DGC Inc. and prior to that, was Executive Vice President, Chief Financial Officer &
                 Treasurer of the Veritas DGC Inc.) (Exhibit 10.6 to Veritas
                 DGC Inc.'s Form 10-Q for the quarter ended April 30, 2003 is incorporated herein by reference.)
  *21      --    Subsidiaries of the Registrant.
  *23      --    Consent of PricewaterhouseCoopers LLP.
*31.1      --    Certification pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002 by CEO.
*31.2      --    Certification pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002 by CFO.
*32.1      --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 by CEO.
*32.2      --    Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 by CFO.

----------
*  Filed herewith

**  Management Compensation Plan or Arrangement