Form 10-Q
period 2003-10-31
VERITAS DGC INC
filed 2003-12-10
CIK 28866

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of the Company's common stock, $.01 par value, outstanding at November 30, 2003 was 33,727,077 (including 1,443,441 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-Q


                                                                                                                        Page Number
                                                                                                                        -----------
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements (Unaudited)

              Consolidated Statements of Operations and Comprehensive Income (Loss) -
                  For the Three Months Ended October 31, 2003 and 2002                                                       1

              Consolidated Balance Sheets - October 31, 2003 and July 31, 2003                                               2

              Consolidated Statements of Cash Flows -
                  For the Three Months Ended October 31, 2003 and 2002                                                       3

              Notes to Consolidated Financial Statements                                                                     4

           Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                                                     9

           Item 3.  Quantitative and Qualitative Disclosures Regarding Market Risk                                          14

           Item 4.   Controls and Procedures                                                                                14


PART II.   OTHER INFORMATION


           Item 1.   Legal Proceedings                                                                                      14

           Item 6.      Exhibits and Reports on Form 8-K                                                                    15

           Signatures                                                                                                       16

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        VERITAS DGC INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              OCTOBER 31,
                                                                                    -------------------------------
                                                                                       2003                  2002
                                                                                    ---------             ---------
                                                                                      (In thousands, except per
                                                                                             share amounts)
Revenues ...............................................................            $ 104,350             $ 137,507
Cost of services .......................................................              116,835               118,712
Research and development ...............................................                3,445                 3,008
General and administrative .............................................                6,191                 7,673
                                                                                    ---------             ---------
Operating income (loss) ................................................              (22,121)                8,114
Interest expense .......................................................                4,278                 3,942
Other expense, net .....................................................                   35                 1,234
                                                                                    ---------             ---------
Income (loss) before provision for income taxes ........................              (26,434)                2,938
Income taxes (benefit) .................................................                  (87)                1,375
                                                                                    ---------             ---------
Net income (loss) ......................................................            $ (26,347)            $   1,563
                                                                                    =========             =========


Net income (loss) per share:
Basic:
     Net income (loss) per common share ................................            $    (.78)            $     .05
     Weighted average common shares (including exchangeable shares) ....               33,608                33,151

Diluted:
     Net income (loss) per common share ................................            $    (.78)            $     .05
     Weighted average common shares (including exchangeable shares) ....               33,608                33,195


Comprehensive income (loss):
Net income (loss) ......................................................            $ (26,347)            $   1,563
Other comprehensive income (loss) (net of tax, $0 in all periods):
     Foreign currency translation adjustments ..........................                5,365                   225
     Unrealized loss on investments available for sale .................                 (247)
     Unrealized gain on interest rate swap .............................                  462
     Unrealized (loss) gain on foreign currency hedge ..................                 (128)                  112
                                                                                    ---------             ---------
Total other comprehensive income .......................................                5,452                   337
                                                                                    ---------             ---------
Comprehensive income (loss) ............................................            $ (20,895)            $   1,900
                                                                                    =========             =========


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)


                                                                                         OCTOBER 31, 2003       JULY 31, 2003
                                                                                         ----------------       -------------
                                                                                           (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents ....................................................            $  56,346             $  72,626
  Restricted cash investments ..................................................                  205                   205
  Accounts and notes receivable (net of allowance:
     $3,419 at October; $7,953 at July) .......................................               132,636               131,645
  Materials and supplies inventory .............................................                3,415                 5,044
  Prepayments and other ........................................................               15,251                13,365
  Income taxes receivable ......................................................               13,748                11,335
                                                                                            ---------             ---------
        Total current assets ...................................................              221,601               234,220
Property and equipment .........................................................              500,549               492,639
Less accumulated depreciation ..................................................              353,883               341,430
                                                                                            ---------             ---------
        Property and equipment, net ............................................              146,666               151,209
Multi-client data library ......................................................              364,963               371,949
Investment in and advances to joint ventures ...................................                4,153                 4,657
Deferred tax asset .............................................................                1,953                 2,546
Other assets ...................................................................               22,214                23,781
                                                                                            ---------             ---------
            Total ..............................................................            $ 761,550             $ 788,362
                                                                                            =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current porting of long-term debt ............................................            $  13,783             $  13,908
  Trade accounts payable .......................................................               41,952                43,423
  Accrued interest .............................................................                  515                   551
  Other accrued liabilities ....................................................               36,068                41,329
                                                                                            ---------             ---------
        Total current liabilities ..............................................               92,318                99,211
Non-current liabilities:
  Long-term debt ...............................................................              180,055               180,317
  Other non-current liabilities ................................................               18,814                18,701
                                                                                            ---------             ---------
        Total non-current liabilities ..........................................              198,869               199,018
Stockholders' equity:
  Common stock, $.01 par value; issued: 32,304,150 shares and 32,156,781 shares, respectively (excluding common stock equivalent exchangeable shares of
   subsidiary of 1,443,411 in both periods) ....................................                  323                   322
  Additional paid-in capital ...................................................              429,418               428,402
 Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.) .......               34,170                60,517
 Accumulated other comprehensive income:
   Cumulative foreign currency translation adjustment ..........................                8,883                 3,518
   Other comprehensive income (loss) ...........................................                 (691)                 (778)
Unearned compensation ..........................................................                 (191)                 (340)
Treasury stock, at cost; 89,136 shares and 84,143 shares, respectively .........               (1,549)               (1,508)
                                                                                            ---------             ---------
        Total stockholders' equity .............................................              470,363               490,133
                                                                                            ---------             ---------
            Total ..............................................................            $ 761,550             $ 788,362
                                                                                            =========             =========

                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED OCTOBER 31,
                                                                                            -------------------------------
                                                                                               2003                  2002
                                                                                            ---------             ---------
                                                                                                     (In thousands)
Cash flows from operating activities:
  Net income (loss) ............................................................            $ (26,347)            $   1,563
  Non-cash items included in net income (loss):
     Depreciation and amortization, net (other than multi-client) ..............                9,359                12,752
     Amortization of multi-client library ......................................               56,213                32,026
     Impairment of land acquisition equipment ..................................                                      1,780
     Loss on disposition of property and equipment .............................                  182                   224
     Equity in loss of joint venture ...........................................                  249                   599
     Deferred taxes ............................................................                  722
     Amortization of unearned compensation .....................................                  149                   180
  Change in operating assets/liabilities:
     Accounts and notes receivable .............................................                  276               (17,799)
     Materials and supplies inventory ..........................................                1,634                11,850
     Prepayments and other .....................................................               (2,102)               (2,520)
     Income tax receivable .....................................................               (2,181)                  429
     Accounts payable and other accrued liabilities ............................               (7,246)              (19,462)
     Other .....................................................................                 (481)                  508
                                                                                            ---------             ---------
         Net cash provided by operating activities .............................               30,427                22,130
Cash flows from investing activities:
  Investment in multi-client data library, net cash ............................              (40,507)              (37,506)
  Purchase of property and equipment ...........................................               (8,581)               (9,385)
  Sale of property and equipment ...............................................                  539                    92
  Sale of (RC)2 software operation .............................................                2,000
  Purchase of Hampson-Russell Software Services Ltd. ...........................                                     (9,250)
                                                                                            ---------             ---------
         Net cash used by investing activities .................................              (46,549)              (56,049)
Cash flows from financing activities:
  Borrowing of long-term debt, net of debt issuance costs ......................                                    120,500
  Payments on long-term debt ...................................................                 (387)              (49,950)
  Net proceeds from sale of common stock .......................................                  497                   643
                                                                                            ---------             ---------
         Net cash provided by financing activities .............................                  110                71,193
Currency (gain) loss on foreign cash ...........................................                 (268)                   16
                                                                                            ---------             ---------
Change in cash and cash equivalents ............................................              (16,280)               37,290
Beginning cash and cash equivalents balance ....................................               72,626                10,586
                                                                                            ---------             ---------
Ending cash and cash equivalents balance .......................................            $  56,346             $  47,876
                                                                                            =========             =========


 SCHEDULE OF NON-CASH TRANSACTIONS:
 Capitalization of depreciation and amortization resulting in an increase in
   multi-client data library ........................................                       $   5,355             $   6,034

 CASH PAID FOR:
 Interest ............................................................                      $   3,813             $   6,771
 Taxes ...............................................................                          1,372                   950


                 See Notes to Consolidated Financial Statements

                        VERITAS DGC INC. AND SUBSIDIARIES

                                   (UNAUDITED)




                        VERITAS DGC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. Investment in an 80% owned joint venture is accounted for on the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. All material intercompany balances and transactions have been eliminated. All material adjustments consisting only of normal recurring adjustments that, in the opinion of management are necessary for a fair statement of the results for the interim periods, have been reflected. These interim financial statements should be read in conjunction with our annual audited consolidated financial statements.

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


2. BUSINESS COMBINATION

     On August 21, 2002, we acquired Hampson-Russell Software Services Ltd. ("Hampson-Russell"), a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for $9.2 million in cash, 589,623 shares of our common stock (valued at $12.30 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. The common stock price of $12.30 was based on the average closing price for our common stock for a short period up to the transaction close date. Our allocation of the $16.8 million purchase price was based on fair value as follows: $0.3 million of fees and expenses, $13.2 million to software, $3.9 million to goodwill, of which none is expected to be tax deductible, $1.1 million to accrued liabilities, $0.3 million to fixed assets and $0.2 million to other assets. The software will be amortized over no more than five years. David B. Robson, Veritas DGC's Chairman and Chief Executive Officer, beneficially owns a controlling interest in Vada Industries Ltd., which was a 25% shareholder of Hampson-Russell at the time of the acquisition. The results of operations for Hampson-Russell began to be included in our results of operations as of August 21, 2002.

3. SALE OF (RC)2 SOFTWARE OPERATION

     In the fourth quarter of fiscal year 2003, we decided to sell the Reservoir Characterization Research and Consulting, Inc., "(RC)2" software operation and entered into a letter of intent to sell it to Seismic Micro-Technology, Inc ("SMT"). We closed the sale on September 16, 2003. We recorded a charge in the fourth quarter of fiscal year 2003 of $7.6 million related to these operations. $5.9 million of this charge was applied to reduce the carrying value of the
(RC)2 software to its value of $2.0 million. The remaining $1.7 million primarily relates to employee severance and facility costs. As of October 31, 2003, we have $1.1 million remaining reserved for facility costs. Under the terms of the agreement, SMT acquired the software developed and marketed by
(RC)2 and certain related trade names and trademarks. SMT paid us a cash payment of $2.0 million plus a percentage of the revenues from the licensing of (RC)2 software over a four-year period. The cash payment was applied to the remaining software value. SMT also assumed certain maintenance and support obligations for the software and granted our subsidiaries and us a royalty-free license to continue use of all SMT software including the software being sold.

4. MULTI-CLIENT LIBRARY ACCOUNTING CHANGE

     As of August 1, 2003, we changed our multi-client amortization policy to the greater of straight-line or sales forecast method. The impact of the change will be to record a minimum amortization of surveys from their date of completion instead of only in the last 24 months of a survey's book life. This change resulted in a catch-up adjustment of $22.1 million recognized as additional amortization expense during the current fiscal year and is included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income (Loss) ". A minimum amortization schedule, excluding the catch-up adjustment, is shown below. This table is based upon the recorded net book value of all surveys, both complete and in-progress, as of July 31, 2003. However, cost of sales attributed to any survey may be higher than that resulting from the minimum amortization due to sales during the period.


FISCAL YEAR                                                                                     MINIMUM AMORTIZATION
                                                                                                --------------------
                                                                                                    (IN THOUSANDS)
2004 ......................................................................................            $46,928
2005 ......................................................................................             72,024
2006 ......................................................................................             89,465
2007 ......................................................................................             80,535
2008 and thereafter .......................................................................             61,269

5. OTHER EXPENSE, NET

     Other expense, net consists of the following:



                                                                                          THREE MONTHS ENDED OCTOBER 31,
                                                                                          ------------------------------
                                                                                             2003                 2002
                                                                                          ---------             --------
                                                                                        (IN THOUSANDS)
Interest income ................................................................            $  (234)            $   (74)
Net loss on disposition of property and equipment ..............................                182                 224
Net foreign currency exchange loss .............................................                 32                 283
Loss from unconsolidated joint venture .........................................                249                 599
Other ..........................................................................               (194)                202
                                                                                            -------             -------
                                                                                            -------             -------
         Total .................................................................            $    35             $ 1,234
                                                                                            =======             =======

6. EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share are computed as follows:

                                                                                                   THREE MONTHS ENDED
                                                                                                       OCTOBER 31,
                                                                                            -----------------------------
                                                                                              2003                 2002
                                                                                            --------             --------
                                                                                                (IN THOUSANDS, EXCEPT
                                                                                                  PER SHARE AMOUNTS)
Net income (loss) ..............................................................            $(26,347)            $  1,563
Basic:
  Weighted average common shares (including exchangeable shares) ...............              33,608               33,151
                                                                                            --------             --------
  Net income (loss) per share ..................................................            $   (.78)            $    .05
                                                                                            ========             ========

Diluted:
  Weighted average common shares (including exchangeable shares) ...............              33,608               33,151
  Shares issuable from assumed exercise of options .............................                                       44
                                                                                            --------             --------
          Total ................................................................              33,608               33,195
                                                                                            --------             --------
  Net income (loss) per share ..................................................            $   (.78)            $    .05
                                                                                            ========             ========

     The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceed the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

                                                THREE MONTHS ENDED
                                                     OCTOBER 31,
                                      -------------------------------------------
                                            2003                        2002
                                     ----------------            ----------------
Number of options .......                   3,985,002                   3,363,216
Exercise price range ....              $5.25 - $55.13            $10.71 - $55.125
Expiring through ........                  March 2012                  March 2012


7. LONG-TERM DEBT

     Long-term debt is as follows:

                                                                                        OCTOBER 31, 2003     JULY 31, 2003
                                                                                        ----------------     -------------
                                                                                                   (IN THOUSANDS)
Term A loan due February 2006 ..................................................            $ 29,775            $ 29,850
Term B loan due February 2007 ..................................................             124,063             124,375
Term C loan due February 2008 ..................................................              40,000              40,000
                                                                                            --------            --------
     Total debt ................................................................             193,838             194,225
Less: Current portion of long-term debt ........................................              13,783              13,908
                                                                                            --------            --------
     Total long-term debt ......................................................            $180,055            $180,317
                                                                                            ========            ========

     On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The facility provides term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. As of October 31, 2003, there were $4.4 million in letters of credit outstanding, leaving $50.6 million available for borrowings. Among other restrictions, the Credit Agreement prohibits us from paying cash dividends. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes.

     The term A loan was in the original principal amount of $30.0 million, matures in February 2006, and requires quarterly interest payments at a rate, at our election, of LIBOR plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins are based on certain of our financial ratios. The term B loan was in the original principal amount of $125.0 million, matures in February 2007, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 5.0%, subject to a 2% LIBOR floor or a base rate plus 3.75%. The term C loan was in the original principal amount of $40.0 million, matures in February 2008, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 7.5%, subject to a 3% LIBOR floor or a base rate plus 6.25%.

     The term A and term B loans required quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there be an event of default or if an unmatured event of default exists, or the credit rating of any of the debt is below Moody's Ba2 or S&P's BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year's cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year and results in a ratable reduction of the future required quarterly principal payments. As our lowest debt rating by Moody's is below the minimum level, we paid $12.4 million of principal in November 2003 related to the company's cash flow from January 1, 2003 through July 31, 2003. Based upon this payment, our required quarterly combined principal payments will be reduced to $356,371. Future excess cash flow payments of this type, if any, will be based on cash flow for full fiscal years.

     Loans made under the revolving loan facility, including swing line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

     Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At October 31, 2003, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth.


8. HEDGE TRANSACTIONS

     In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect against exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively locking our exchange rate for Norwegian kroner to the U.S. dollar.

     On February 25, 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates of the Credit Agreement described above. These swaps, with notional amounts totaling $80.0 million, effectively hedge 41% of our exposure to interest rate changes for the two-year term of the swaps and had no value at inception.

     Details of the interest rate swaps are summarized in the following table:

   Tranche Hedged            Amount           Term               Pay %          Receive      Libor Floor
   --------------           -------        --------              -----          -------      -----------
                         (in thousands)
Term A .............        $25,000        24 months             1.86            LIBOR           None
Term B .............        $55,000        24 months             2.49            LIBOR              2%

      The values of the forward contracts and the interest rate swaps are as follows:

                                            OCTOBER 31, 2003                                  JULY 31, 2003
                                -----------------------------------------       -----------------------------------------
                                FORWARD        UNREALIZED                       FORWARD        UNREALIZED
                                 VALUE         GAIN/(LOSS)     FAIR VALUE        VALUE            GAIN         FAIR VALUE
                                -------        -----------     ----------       -------        ----------      ----------
                                                                     (IN THOUSANDS)
 Forward  contracts ....        $ 1,941         $   504         $ 2,445         $ 2,780         $   632        $ 3,412
 Interest rate swaps ...                           (315)           (315)                           (777)          (777)

9. SEGMENT INFORMATION

     We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below:


                                                                                 THREE MONTHS ENDED
                                                                                     OCTOBER 31,
                                                                    2003                                  2002
                                                     -----------------------------------    ----------------------------------
                                                     SEGMENTS     CORPORATE      TOTAL      SEGMENTS    CORPORATE      TOTAL
                                                     ---------    ---------    ---------    ---------   ---------    ---------
                                                                                  (IN THOUSANDS)
Revenues .........................................   $ 104,350                 $ 104,350    $ 137,507                $ 137,507
Operating income (loss) ..........................     (13,723)   $  (8,398)     (22,121)      16,781   $  (8,667)       8,114
Income (loss) before provision for income taxes ..     (14,460)     (11,974)     (26,434)      15,677     (12,739)       2,938



10. STOCK BASED COMPENSATION

     We account for stock based employee compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 and have adopted the disclosure only provisions of Statement of Financial Accounting Standards No.
148. The effect on net income and earnings per share that would have been recorded using the fair value based method for stock options is as follows:


                                                                                                  THREE MONTHS ENDED
                                                                                                       OCTOBER 31,
                                                                                            ---------------------------------
                                                                                               2003                   2002
                                                                                            ----------             ----------
                                                                                                     (IN THOUSANDS)
Net income (loss), as reported .................................................            $  (26,347)            $    1,563

Deduct:  Total stock-based employee compensation expense determined under fair
     value based method for all awards, net of related tax effects .............                 1,633                  4,636
                                                                                            ----------             ----------
Pro forma net income (loss) ....................................................            $  (27,980)            $   (3,073)
                                                                                            ==========             ==========

Earnings (loss) per share:
   Basic - as reported .........................................................            $     (.78)            $      .05
   Basic - pro forma ...........................................................                  (.83)                  (.09)

   Diluted - as reported .......................................................            $     (.78)            $      .05
   Diluted - pro forma .........................................................                  (.83)                  (.09)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q and the documents incorporated by reference contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements incorporated by reference to other documents we file with the SEC. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectation will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in "Risk Factors" and elsewhere in our Annual Report on Form 10-K.


OVERVIEW

     The first quarter was a difficult start to the fiscal year. However, the disappointing first quarter results have not materially changed our outlook for fiscal 2004. We continue to project overall flat activity as compared to fiscal 2003, and believe the sluggish spending by our major customers could improve beginning as early as the second quarter. We are optimistic that sales of our data library in key areas, such as the Gulf of Mexico, will show substantial improvement in coming months and that increased contract work will yield good utilization of our acquisition and processing assets.

     We were not alone in having difficulties over the past several quarters. The entire seismic industry has experienced reduced sales of multi-client data, causing several of our competitors to record large impairments to their libraries and to move more of their acquisition assets into the contract market. This shift has exacerbated already low pricing in that arena.

     Seismic spending by the major oil companies and large independents has been very slow, although partially offset by increased spending by some of the national oil companies. However, the national oil companies tend to package much of their work into large programs that encourage very aggressive bidding, as evidenced by the extremely low pricing on recent contract awards. As a result, our future profitability will continue to be heavily reliant on the sales of existing multi-client data, most significantly in the Gulf of Mexico.

   We are currently forecasting both multi-client and contract revenue for the remaining quarters of the fiscal year to be substantially higher than in the first quarter and higher than in the corresponding quarters of the prior fiscal year. With our expectations of reduced investment in multi-client library in the current fiscal year and lower funding levels, achievement of these higher revenues will require higher shelf sales than we have experienced in recent quarters. Recently, we have seen stronger interest in our library from various customers and expect that, once calendar 2004 budgets are in place, we will be able to close substantial deals that are in the discussion phase at this time. Additionally, a few of our customers have commented that they may have some "year-end money" to spend on data library in December.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2002

     Revenues. Revenues decreased by 24% overall. Multi-client revenue declined for the third consecutive quarter, down 29% primarily due to decreased sales in the Gulf of Mexico and offshore Brazil, partially offset by increased onshore sales in Canada and the U.S. Revenue from ongoing surveys was lower in the current quarter, despite our higher multi-client spending, due to lower funding of the current projects. Contract revenue decreased by 21% due to a large land acquisition project in Peru last year as well as fewer contract marine acquisition projects in the current quarter.

     Revenues break down as follows:

                                                                                    Three Months Ended
                                                                                         October 31,
                                                                                ----------------------------
                                                                                  2003                2002
                                                                                --------            --------
                                                                                       (In thousands)
Multi-client:
   Land ............................................................            $ 13,902            $ 11,021
   Marine ..........................................................              25,884              45,258
                                                                                --------            --------
         Subtotal ..................................................              39,786              56,279
Contract:
   Land ............................................................              36,747              48,363
   Marine ..........................................................              27,817              32,865
           Subtotal ................................................              64,564              81,228
                                                                                --------            --------
  Total Revenues ...................................................            $104,350            $137,507
                                                                                ========            ========



     Operating income (loss). Operating income (loss) decreased from income of $8.1 million to a loss of $22.1 million. The poor results for the quarter were due mostly to a change in accounting for our multi-client library, which resulted in a charge of $22.1 million (included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income (Loss)"). This charge represents the adjustment necessary to reduce each of our surveys as of August 1, 2003 to a balance no greater than that which would have been recorded had the company been previously using the new method. While the sales forecast method remains our primary means of expensing multi-client surveys, we have now established a minimum cumulative amortization for each survey based upon straight-line amortization over five years. The monthly expense recognized for each survey is the greater of the amount derived by the sales forecast method or the amount of minimum amortization. This is a change from the prior method that provided for a minimum amortization only during the last two years of the surveys' book lives.

     Disregarding the charge for the change in accounting method, our operating results were significantly below those of the prior comparable period. The biggest contributor to the poor results was the fact that our multi-client revenue was the lowest we have seen in many years, with sales of completed surveys (shelf sales) being particularly low. However, over the past two years our shelf sales have been lowest during the first quarter and then peaked in the second quarter. We are projecting a similar trend for this year.

     In addition to the accounting adjustment, the results of the quarter reflect additional minimum amortization expense of $7.2 million, compared with $0.2 million during the prior fiscal year's first quarter. The extremely low levels of Gulf of Mexico shelf sales also detrimentally affected our multi-client margin. Many of our surveys in the Gulf of Mexico are fully amortized and, historically, sales of these surveys have contributed substantially to our profitability. Contract margins were higher than in last year's comparable quarter, although the prior fiscal period's margins reflect several operational disruptions and low margins on the large land acquisition job in Peru.

     General and administrative expense declined by $1.5 million as the prior year's first fiscal quarter includes $1.0 million of severance costs and $0.8 million of other non-recurring costs. Absent these costs, general and administrative expense increased by $0.3 million.

     Other expense, net. Other expense, net, decreased from $1.2 million to $35,000. No single item accounts for a significant portion of the change. A combination of increased interest income due to a higher cash balance, declining losses from our unconsolidated Indonesian joint venture and declining foreign currency exchange losses account for the largest portion of the change.

     Income taxes. Despite the significant operating loss for the current quarter, a tax benefit of only $87,000 was provided due to limitations on the establishment of deferred tax assets in the U.S. and several international jurisdictions. Similarly, profitability generated in these jurisdictions will not result in a corresponding tax provision in the short term. As a result, our effective tax rate for fiscal 2004 is expected to be well below the U.S. statutory rate, assuming taxable profit is generated.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW AND LIQUIDITY

     Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, equipment financing, our revolving loan facility, and trade credit. We believe that our current cash balance and cash flow from operations will be adequate to meet our liquidity needs for fiscal 2004. However, key elements of our forecasted cash flow are increasing shelf sales of multi-client surveys and higher contract acquisition work. Should these not occur at forecasted levels, which are substantially higher than experienced during the first quarter, we would need to curtail discretionary spending.

     Net cash provided by operating activities increased from $22.1 million in the first quarter of fiscal 2003 to $30.4 million in the first quarter of the current fiscal year primarily due to less cash being used in working capital in the current quarter. The large net loss in the current quarter was predominantly due to the $22.1 million non-cash charge for the change in accounting for our multi-client library and is offset in amortization of multi-client library. Net cash used by investing activities decreased from $56.0 million in the first quarter of 2003 to $46.5 million in the first quarter of fiscal 2004, with the main reason being the $9.3 million used for the purchase of Hampson-Russell in fiscal 2003. Our cash investment in multi-client library was $3.0 million higher in the current quarter which was partially offset by $2.0 million from the sale of (RC)2. Our capital expenditure estimate for fiscal 2004 is approximately $48 million and will be spent on replacement and upgrading of existing equipment. For fiscal 2004, we are forecasting an approximately $120 million to $130 million cash investment in our data library. We expect to fund these investments from our current cash balance and from internally generated cash flows. Net cash provided by financing activities decreased from $71.2 million in the first quarter of fiscal 2003 to $0.1 million in the first quarter of fiscal 2004. We borrowed from our revolver in the prior fiscal year's first quarter to enhance our cash position prior to restructuring our debt.

     Free cash flow from operations is an important measure of liquidity for us. We define free cash flow as cash from operating activities less cash multi-client spending and capital expenditures. This non-GAAP liquidity measure is useful as an addition to the most directly comparable GAAP measure of "net cash provided by operating activities" because free cash flow includes investments in operational assets and therefore presents a more complete picture of net cash flow from ongoing operations. This measure excludes items such as proceeds from the disposal of assets, cash paid for acquisitions and all financing activities. Some portion of projected positive free cash flow would be committed to items such as debt repayment obligations.

     Our free cash flow for the first quarter of fiscal 2004 was negative due primarily to investment in our multi-client library. We are forecasting lower quarterly multi-client investment during the rest of the fiscal year. We intend to manage our business to achieve positive free cash flow for fiscal 2004 by maintaining flexibility in our capital and multi-client investments and generally spending within the constraints established by our operational cash flow.

     A reconciliation of free cash flow to net cash provided by operating activities is presented in the following table:

                                                                                                 THREE MONTHS ENDED
                                                                                                      OCTOBER 31,
                                                                                            -----------------------------
                                                                                              2003                 2002
                                                                                            --------             --------
                                                                                                    (In thousands)
Net cash provided by operating activities ......................................            $ 30,427             $ 22,130
Multi-client expenditures, net cash ............................................             (40,507)             (37,506)
Capital expenditures ...........................................................              (8,581)              (9,385)
                                                                                            --------             --------
Free cash flow (deficit) .......................................................            $(18,661)            $(24,761)
                                                                                            ========             ========

     The following represents our financial contractual obligations and commitments as of October 31, 2003 for the specified periods:

                                                                                       PAYMENTS DUE
                                                         -------------------------------------------------------------------------
                                                                                                                         GREATER
         CONTRACTUAL CASH OBLIGATIONS                      TOTAL     LESS THAN 1 YEAR   1 - 3 YEARS     3 - 5 YEARS   THAN 5 YEARS
         ----------------------------                    --------    ----------------   -----------     -----------   ------------
                                                                                      (In thousands)
Payments due for operating lease obligations .........   $140,004        $ 37,026        $ 50,572        $ 21,111        $ 31,295
Scheduled principal payments under debt obligations ..    193,838          13,427          29,476         110,935          40,000
Forward exchange contracts ...........................      1,659           1,659
Potential payments under letters of
    credit ...........................................      4,405           3,312           1,093

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

DEBT STRUCTURE

     On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provides term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. As of October 31, 2003, there were $4.4 million in letters of credit outstanding, leaving $50.6 million available for borrowings. Among other restrictions, the Credit Agreement prohibits us from paying cash dividends. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes.

     The term A loan was in the original principal amount of $30.0 million, matures in February 2006, and requires quarterly interest payments at a rate, at our election, of LIBOR plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins are based on certain of our financial ratios. The term B loan was in the original principal amount of $125.0 million, matures in February 2007, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 5.0%, subject to a 2% LIBOR floor or a base rate plus 3.75%. The term C loan was in the original principal amount of $40.0 million, matures in February 2008, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 7.5%, subject to a 3% LIBOR floor or a base rate plus 6.25%.

     The term A and term B loans required quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there be an event of default or if an unmatured event of default exists, or the credit rating of any of the debt is below Moody's Ba2 or S&P's BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year's cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year and results in a ratable reduction of the future required quarterly principal payments. As our lowest debt rating by Moody's is below the minimum level, we paid $12.4 million of principal in November 2003 related to the company's cash flow from January 1, 2003 through July 31, 2003. Based upon this payment, our required quarterly combined principal payments will be reduced to $356,371. Future excess cash flow payments of this type, if any, will be based on cash flow for full fiscal years.

     Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

     Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At October 31, 2003, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. Proceeds from the Term Loans were used to satisfy the obligations under the previous credit agreement and the Senior Notes.

OFF-BALANCE SHEET INSTRUMENTS

     Our limited hedging program consists of off-balance sheet instruments to fix the U.S. dollar value of foreign currency payments to be made under a Norwegian vessel charter and interest rate swap contracts that effectively fix the interest rate on $80.0 million of our variable rate long - term debt. None of these hedges are critical to our operations but they reduce our exposure to currency and interest rate fluctuations and allow us to better plan our future cash flows. These instruments are described in detail in Item 3, Quantitative and Qualitative Disclosures Regarding Market Risk, as well as in Note 8 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

     While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003 which description is incorporated herein by reference. Since our last annual filing we have changed our accounting policy regarding the amortization of our multi-client data library. This new policy is described below.

MULTI-CLIENT DATA LIBRARY

     In the portion of our business known as multi-client data library, we collect and process geophysical data for our own account and retain all ownership rights. We license the data to multiple clients on a non-transferable basis. We capitalize the costs associated with acquiring and processing the multi-client data on a survey-by-survey basis (versus a pooled basis). As of August 1, 2003, we changed our method of amortizing these cost to the greater of straight-line over a five-year period or the sales forecast method. The sales forecast method amortizes the capitalized cost of multi-client data in the period revenue is recognized in an amount equal to the period revenue multiplied by the percentage of total estimated costs to total estimated revenue. Therefore, multi-client margins recognized in any given period are the product of estimated costs and estimated sales and may not reflect the ultimate cash margins recognized from a survey. The change in policy resulted in a charge of $22.1 million to the current year as a catch-up adjustment to multi-client amortization and is included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income (Loss)". We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and then record losses when it is determined that estimated sales will not be sufficient to cover the carrying value of the asset.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

     At October 31, 2003, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect against exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at October 31, 2003 in U.S. dollars was $2.4 million.

     As of February 14, 2003, with the signing of the new Credit Agreement, we are exposed to interest rate risk based upon fluctuations in the Libor rate. To partially mitigate this risk, on February 25, 2003, we entered into interest rate swaps in the notional amount of $80.0 million, effectively hedging 41% of our exposure to interest rate fluctuations for the two-year term of the swaps. These swaps had no value at inception.

     Details of the interest rate swaps are summarized in the following table:

Tranche Hedged       Amount           Term               Pay %          Receive        Libor Floor
--------------      -------        ---------             -----          -------        -----------
                 (in thousands)
Term A .....        $25,000        24 months             1.86            Libor           None
Term B .....        $55,000        24 months             2.49            Libor              2%

     The fair value of the swaps on October 31, 2003 was a negative $315,000 and is included in other accrued liabilities on the "Consolidated Balance Sheets".


ITEM 4. CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On September 28, 2002, we filed suit in Federal Court against one of our customers seeking $6.8 million in damages for its failure to pay past due invoices and for other damages. The customer, in turn, filed a counterclaim against us alleging that the services were not properly performed, although the counterclaim did not specify the amount of damages claimed. At the time, we believed the facts in the matter were in our favor, however, during the third quarter of fiscal 2003, we reserved $2.9 million of the related receivable in response to a "going concern" qualification to the audit opinion in the customer's Form 10-K filing. In the first quarter of fiscal 2004, this matter was settled resulting in our recording of a $0.6 million gain, which is included in operating profit.

     On occasion, we are named as a defendant in litigation relating to our normal business operations. Although we are insured against various business risks to the extent we believe prudent, there is no assurance that the nature and amount of such insurance will be adequate in every case.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   EXHIBITS FILED WITH THIS REPORT:

    EXHIBIT
      NO.                     DESCRIPTION
    -------                   -----------
     *31.1 -- Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

     *31.2 -- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 by Chief Financial Officer.

     *32.1 -- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 by Chief Executive Officer.

     *32.2 -- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 by Chief Financial Officer.

----------

*    FILED HEREWITH

     b)   REPORTS ON FORM 8-K

          We filed three Current Reports on Form 8-K during the period covered by this report which were dated July 31, 2003, September 3, 2003 and October 14, 2003. All three Current Reports on Form 8-K reported information under Item 12, Results of Operations and Financial Condition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of December 2003.

                             VERITAS DGC INC.

                             By: /s/ Matthew D. Fitzgerald

                                 -------------------------------------------
                                 MATTHEW D. FITZGERALD
                                 Executive Vice President, Chief Financial
                                  Officer and Treasurer
                                 (Principal  Financial Officer)



                                 /s/ Vincent M. Thielen
                                 -------------------------------------------
                                 VINCENT M. THIELEN
                                 Vice President, Corporate Controller
                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

    EXHIBIT
      NO.                     DESCRIPTION
    -------                   -----------
     *31.1 -- Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

     *31.2 -- Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 by Chief Financial Officer.

     *32.1 -- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 by Chief Executive Officer.

     *32.2 -- Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 by Chief Financial Officer.

----------

*    FILED HEREWITH