Form 10-Q
period 2003-12-31
VERITAS DGC INC
filed 2004-03-15
CIK 28866

SECURITIES AND UNITED STATES EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(832) 351-8300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of the Company’s common stock, $.01 par value, outstanding at February 27, 2004 was 34,010,420 (including 1,221,931 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenues	$147,770	$125,321	$252,120	$262,828
Cost of services	114,988	102,013	232,005	220,949
Research and development	3,695	3,045	7,140	6,053
General and administrative	6,383	7,810	12,574	15,483

Operating income	22,704	12,453	401	20,343
Interest expense	4,197	4,425	8,475	8,367
Other expense (income), net	(370)	637	(517)	1,647

Income (loss) before provision for income taxes	18,877	7,391	(7,557)	10,329
Income taxes	4,638	2,901	4,551	4,276

Net income (loss)	$14,239	$4,490	$(12,108)	$6,053

Net income (loss) per share:
Basic:
Net income (loss) per common share	$.42	$.14	$(.36)	$.18
Weighted average common shares (including exchangeable shares)	33,745	33,235	33,668	33,193
Diluted:
Net income (loss) per common share	$.42	$.14	$(.36)	$.18
Weighted average common shares (including exchangeable shares)	33,952	33,249	33,668	33,220
Comprehensive income (loss):
Net income (loss)	$14,239	$4,490	$(12,108)	$6,053
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	570	1,374	5,935	1,599
Other unrealized gain (loss)	(691)	253	(604)	365

Total other comprehensive income (loss)	(121)	1,627	5,331	1,964

Comprehensive income (loss)	$14,118	$6,117	$(6,777)	$8,017

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
unaudited

	January 31,	July 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$69,520	$72,626
Restricted cash investments	15	205
Accounts and notes receivable (net of allowance: $1,059 and $7,953, respectively)	172,243	131,645
Materials and supplies inventory	4,056	5,044
Prepayments and other	13,303	13,365
Income taxes receivable	11,280	11,335

Total current assets	270,417	234,220
Property and equipment	488,781	492,639
Less accumulated depreciation	352,912	341,430

Property and equipment, net	135,869	151,209
Multi-client data library	350,071	371,949
Investment in and advances to joint ventures	3,483	4,657
Deferred tax asset	1,967	2,546
Other assets	24,678	23,781

Total	$786,485	$788,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,425	$13,908
Trade accounts payable	36,341	43,423
Other accrued liabilities	64,606	41,880

Total current liabilities	102,372	99,211
Non-current liabilities:
Long-term debt	179,698	180,317
Other non-current liabilities	19,089	18,701

Total non-current liabilities	198,787	199,018
Stockholders’ equity:
Common stock, $.01 par value; issued: 32,487,609 shares and 32,156,781 shares, respectively (excluding common stock equivalent exchangeable shares of subsidiary of 1,422,711 and 1,443,411, respectively)	324	322
Additional paid-in capital	430,697	428,402
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	48,409	60,517
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	9,453	3,518
Other comprehensive loss	(1,382)	(778)
Unearned compensation	(626)	(340)
Treasury stock, at cost; 89,136 shares and 84,143 shares, respectively	(1,549)	(1,508)

Total stockholders’ equity	485,326	490,133

Total	$786,485	$788,362

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	January 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,108)	$6,053
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	19,869	25,349
Amortization of multi-client library	105,731	73,558
Impairment of land acquisition equipment		1,780
Loss (gain) on disposition of property and equipment	480	(435)
Equity in loss of joint venture	613	948
Deferred taxes	717
Amortization of unearned compensation	240	354
Change in operating assets/liabilities:
Accounts and notes receivable	(39,205)	(12,380)
Materials and supplies inventory	993	12,744
Prepayments and other	(462)	(852)
Income tax receivable	1,360	3,624
Accounts payable and other accrued liabilities	14,467	(17,074)
Other	(3,693)	(930)

Net cash provided by operating activities	89,002	92,739
Cash flows from investing activities:
Decrease in restricted cash	190
Investment in multi-client data library, net cash	(70,315)	(75,587)
Purchase of property and equipment	(13,557)	(12,967)
Sale of property and equipment	655	2,235
Sale of (RC)[2] software operation	2,000
Purchase of Hampson-Russell Software Services Ltd.		(9,250)

Net cash used by investing activities	(81,027)	(95,569)
Cash flows from financing activities:
Borrowing of long-term debt, net of debt issuance costs		120,500
Payments on long-term debt	(13,102)	(49,950)
Net proceeds from sale of common stock	1,524	1,186

Net cash (used) provided by financing activities	(11,578)	71,736
Currency loss on foreign cash	497	50

Change in cash and cash equivalents	(3,106)	68,956
Beginning cash and cash equivalents balance	72,626	10,586

Ending cash and cash equivalents balance	$69,520	$79,542

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$9,915	$12,645

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Summary of significant accounting policies

Consolidation

     The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. Investment in an 80% owned joint venture is accounted for on the equity method due to provisions in the joint venture agreement that give minority shareholders the right to exercise control. On April 30, 2004, we will adopt FIN 46R which will require us to consolidate the 80% owned joint venture. See “Recent accounting pronouncements” below for more detail. All material intercompany balances and transactions have been eliminated. All material adjustments consisting only of normal recurring adjustments that, in the opinion of management are necessary for a fair statement of the results for the interim periods presented, have been reflected. These interim financial statements should be read in conjunction with our annual audited consolidated financial statements.

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

Recent accounting pronouncements

     In December 2003, the Financial Accounting Standards Board issued FIN 46R, a revision to FIN 46 (Consolidation of Variable Interest Entities). FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We will adopt FIN 46R on April 30, 2004. Adoption will not have a material effect on our financial position or results of operations, however, it will require consolidation of our 80% owned joint venture currently accounted for under the equity method. The 80% owned joint venture provides processing and acquisition services and sells licenses to multi-client library.

     In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), Employer’s Disclosures about Pension and Other Postretirement Benefits. This statement retains the disclosures required by SFAS No. 132 and adds additional disclosures. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. We will adopt SFAS No. 132 (Revised 2003) in the third quarter of fiscal 2004.

2.	Multi-client library accounting change

     As of August 1, 2003, we changed our multi-client amortization policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of survey book life. This change resulted in a catch-up adjustment of $22.1 million recognized as additional amortization expense during the current fiscal year and is included in cost of services on the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

3.	Other expense (income), net

     Other expense (income), net consists of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
		(In thousands)
Interest income	$(250)	$(154)	$(484)	$(228)
Net foreign currency exchange loss (gain)	(297)	414	(265)	697
Loss from unconsolidated joint venture	364	349	613	948
Other	(187)	28	(381)	230

Total	$(370)	$637	$(517)	$1,647

4.	Earnings per common share

     Basic and diluted earnings per common share are computed as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss)	$14,239	$4,490	$(12,108)	$6,053
Basic:
Weighted average common shares (including exchangeable shares)	33,745	33,235	33,668	33,193
Net income (loss) per share	$.42	$.14	$(.36)	$.18

Diluted:
Weighted average common shares (including exchangeable shares)	33,745	33,235	33,668	33,193
Shares issuable from assumed exercise of options	207	14		27

Total	33,952	33,249	33,668	33,220
Net income (loss) per share	$.42	$.14	$(.36)	$.18

     The following options to purchase common shares have been excluded from the computation assuming dilution because the options’ exercise prices exceed the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
Number of options	3,438,173	3,338,074	4,269,195	3,293,541
Exercise price range	$10.71-55.125	$10.71-$55.125	$5.25-55.125	$10.71- $55.125
Expiring through	March 2012	March 2012	March 2012	March 2012

5.	Long-term debt

     Long-term debt is as follows:

	January 31, 2004	July 31, 2003
	(In thousands)
Term A loan due February 2006	$27,314	$29,850
Term B loan due February 2007	113,809	124,375
Term C loan due February 2008	40,000	40,000

Total debt	181,123	194,225
Less: Current portion of long-term debt	1,425	13,908

Total long-term debt	$179,698	$180,317

     On February 14, 2003, we entered into a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provides term financing of $195.0 million under term A, term B and term C tranches (the “Term Loans”), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. As of January 31, 2004, there were $3.1 million in letters of credit outstanding, leaving $51.9 million available for borrowings. Among other restrictions, the Credit Agreement prohibits us from paying cash dividends. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes.

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

     The term A and term B loans required quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there be an event of default or if an unmatured event of default exists, or the credit rating of any of the debt is below Moody’s Ba2 or S&P’s BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year’s cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year and results in a ratable reduction of the future required quarterly principal payments. As our lowest debt rating by Moody’s was below the minimum level, we paid $12.4 million of principal in November 2003 related to the company’s cash flow from January 1, 2003 through July 31, 2003. Based upon this payment, our required quarterly combined principal payments was reduced to $356,371. Future excess cash flow payments of this type, if any, will be based on cash flow for full fiscal years.

     Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

     Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At January 31, 2004, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. At January 31, 2004, we were in compliance with these covenants.

     See Note 9, “Subsequent Events” of Notes to Consolidated Financial Statements for a description of our recently issued unsecured convertible senior notes.

6.	Hedge transactions

     In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect against exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively fixing our exchange rate for Norwegian kroner to the U.S. dollar.

     On February 25, 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates under our Credit Agreement described above. These swaps, with notional amounts totaling $80.0 million, effectively hedge 41% of our exposure to interest rate changes for the two-year term of the swaps and had no value at inception.

     Details of the interest rate swaps are summarized in the following table:

					LIBOR
Tranche Hedged	Amount	Term	Pay %	Receive	Floor
	(in thousands)
Term A	$25,000	24 months	1.86	LIBOR	None
Term B	$55,000	24 months	2.49	LIBOR	2%

     The values of the forward contracts and the interest rate swaps are as follows:

	January 31, 2004			July 31, 2003
	Forward	Unrealized		Forward	Unrealized
	Value	Gain/(Loss)	Fair Value	Value	Gain/(Loss)	Fair Value
			(In thousands)
Forward contracts	$1,103	$313	$1,416	$2,780	$632	$3,412
Interest rate swaps		(384)	(384)		(777)	(777)

7.	Segment information

     We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated, as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	Three Months Ended
	January 31,
	2004			2003
	Segments	Corporate	Total	Segments	Corporate	Total
			(In thousands)
Revenues	$147,770		$147,770	$125,321		$125,321
Operating income (loss)	31,107	$(8,403)	22,704	21,224	$(8,771)	12,453
Income (loss) before provision for income taxes	31,352	(12,475)	18,877	20,511	(13,120)	7,391

	Six Months Ended
	January 31,
	2004			2003
	Segments	Corporate	Total	Segments	Corporate	Total
			(In thousands)
Revenues	$252,120		$252,120	$262,828		$262,828
Operating income (loss)	17,202	$(16,801)	401	37,781	$(17,438)	20,343
Income (loss) before provision for income taxes	16,892	(24,449)	(7,557)	36,188	(25,859)	10,329

8. Stock based compensation

     Compensation expense, net of tax, relating to stock based compensation was $156,000 and $230,000 for the six months ended January 31, 2004 and 2003, respectively.

     We account for stock based employee compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 and have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 148. The effect on net income and earnings per share that would have been recorded using the fair value based method for stock options is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2004	2003	2004	2003
		(In thousands)
Net income (loss), as reported	$14,239	$4,490	$(12,108)	$6,053
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,563)	(1,299)	(3,196)	(4,313)

Pro forma net income (loss)	$12,676	$3,191	$(15,304)	$1,740

Earnings (loss) per share:
Basic – as reported	$.42	$.14	$(.36)	$.18
Basic – pro forma	.38	.10	(.45)	.05
Diluted – as reported	.42	.14	(.36)	.18
Diluted – pro forma	.37	.10	(.45)	.05

9.	Subsequent Event

     On March 3, 2004, we sold $125 million aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 in a private placement. On March 11, 2004, we sold an additional $30 million of Convertible Senior Notes due to the initial purchaser’s option exercise. The convertible notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock at a fixed conversion price of $24.03 (subject to adjustment in certain circumstances), which is equivalent to an initial conversion ratio of approximately 41.6 shares of our common stock per $1,000 principal amount of convertible notes, or a maximum of approximately 6.4 million shares for the $155 million aggregate principal amount. In general, upon conversion of a convertible note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount.

     The convertible notes bear interest at a per annum rate which will equal the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The initial interest rate of the notes (through June 15, 2004) will be 0.37%. The convertible notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the convertible notes may require us to repurchase some, or all, of the convertible notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the convertible notes were issued).

     We used $129 million of the net proceeds from the offering to prepay a portion of the amounts outstanding under our existing bank credit facility and used $20 million of the net proceeds to repurchase, in negotiated transactions, 1,222,494 shares of our common stock sold by certain purchasers of the convertible notes in connection with the offering.

     The convertible notes were sold only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The convertible notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. We have entered into a registration rights agreement in which we have agreed to file within 90 days of March 3, 2004 a registration statement with the Securities and Exchange Commission to register resales of the notes and associated shares of common stock within 90 days of the closing date. We will be required to pay liquidated damages in the form of additional interest in the event we fail to file the registration statement within the required period, it is not effective on or before the 180th day after March 3, 2004 or under certain other circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report on Form 10-Q and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements incorporated by reference from other documents we file with the SEC. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in “Risk Factors” and elsewhere in our Annual Report on Form 10-K.

Overview

     The sluggish customer spending during the first quarter of fiscal 2004, resulting in an operating loss , gave way to significant year-end spending that enabled us to generate $0.42 per share for the second quarter of fiscal 2004. The spending fluctuations were seen most dramatically in multi-client sales, which amplified the effect on our earnings. The last weeks of 2003 and beginning of 2004 demonstrated the power of the multi-client business to generate profits and cash flow.

     It is too early to know if the increase was simply driven by the year-end spending of our customers. Notably, some of our customers have highlighted their reserve replacement in recent earnings releases and appear to be focusing on that as an important metric going forward. In addition, we are seeing more tenders for marine contract projects in recent months and our marine acquisition backlog is higher than we have seen for many quarters. Moreover, multi-client sales have continued to be strong beyond the calendar year-end.

     However, we expect our results to continue to be volatile. As we reduce our investment in new library assets, we should experience a concurrent decrease in pre-funding revenue and a greater dependence upon less predictable shelf sales. We are addressing this situation in three ways. First, we are running our company with a conservative balance sheet so that we can withstand market variability. Second, we are strongly committed to the library business and are actively seeking opportunities to invest. However, we are not willing to take excessive risks and have tempered our spending to the level dictated by our current portfolio of acceptable surveys. Third, we are seeking contract work in areas where our particular set of skills and equipment offers us a measure of differentiation and an opportunity to make a reasonable profit. An example of this is our participation in the very specialized, high-end processing market. Here, we work under negotiated contracts with major customers to process large volumes of data through our proprietary algorithms. We get paid appropriately for our ability and our customer receives value for their seismic dollar.

     In March 2004, we sold $155.0 million of convertible notes with a floating rate equal to the three-months LIBOR rate less 0.75%, or 0.37% for a beginning rate. We used $129.0 million of the proceeds to prepay our bank debt, leaving a balance of $52.1 million. This transaction allowed us to extend the maturity of our debt while reducing our interest expense.

Results of operations

Three months ended January 31, 2004 compared with three months ended January 31, 2003

     Revenues. Revenues increased by 18% overall. Multi-client revenue increased by 27% compared to the prior year’s second quarter. More significantly, multi-client revenue increased for the first time after three consecutive quarters of decline. The second quarter of fiscal 2004 was our best quarter of library sales ever. While some of the increase in library sales may be attributed to “year-end money,” sales continued to be strong beyond the calendar year-end. Marine multi-client revenue increased by 45% compared to the prior year’s second quarter. Marine shelf sales were strong in the Gulf of Mexico and Nigeria, with sales in Brazil and the North Sea contributing to the excellent results. Land multi-client revenue decreased by 16% compared to the prior year’s second quarter due to lower prefunding and decreased investment. Contract revenue increased by 7% compared to the prior year’s second quarter. Marine contract revenue increased by 17% as a result of additional contract work in West Africa, the Mediterranean and India. Land contract revenue remained relatively flat.

     Revenues break down as follows:

	Three Months Ended
	January 31,
			%
	2004	2003	Increase/(Decrease)
	(In thousands)
Multi-client:
Land	$15,925	$18,919	(16%)
Marine	67,645	46,644	45%

Subtotal	83,570	65,563	27%
Contract:
Land	31,695	32,020	(1%)
Marine	32,505	27,738	17%

Subtotal	64,200	59,758	7%

Total Revenues	$147,770	$125,321	18%

     Operating income. Operating income as a percentage of revenue increased from 10% to 15.4% due to the predominance of multi-client shelf sales (sales of completed surveys) in the current quarter. Some component of revenue from shelf sales is generally derived from surveys that are fully amortized, thus yielding almost 100% margin, whereas prefunding revenue usually generates margins of 20% to 25%. During the current quarter, 81% of multi-client revenue was generated from shelf sales compared to 47% in the comparable period of fiscal 2003. Contract margins remained relatively flat.

     General and administrative expense declined by $1.4 million. Of the decrease, $0.6 million was due to expense reduction efforts implemented in the prior fiscal year. Severance expense associated with these efforts was $1.8 million in the prior year, while during this quarter we incurred expense of $1.4 million related to the retirement of our former Chairman and Chief Executive Officer, David Robson. The remainder of the reduction was due to differences in various categories.

     Other expense (income), net. Other expense (income), net changed from expense of $0.6 million to income of $0.4 million. A combination of increased interest income due to a higher cash balance, proceeds from the sale of Miller Exploration stock, and declining foreign currency exchange losses account for the largest portion of the change.

     Income taxes. The effective tax rate decreased from 39% to 25% as compared to the prior year’s second quarter. The 25% effective rate is based upon the annual expected rate (excluding the effect of the multi-client amortization change) using the expected mix of income by jurisdiction. The lower rate compared to the prior fiscal year is due to the current use of previously unbenefited loss carryforwards and other tax credits.

Six months ended January 31, 2004 compared with six months ended January 31, 2003

     Revenues. Revenues decreased by 4% overall. Multi-client revenue remained relatively flat for both land and marine while contract revenue decreased by 9%. While marine contract revenue was unchanged, land contract revenue decreased by 15% due to large land acquisition projects in Peru and Bolivia completed in the prior fiscal year. This was partially offset by increased projects in Argentina and Alaska in the current fiscal year. Marine contract revenue remained relatively flat.

     Revenues break down as follows:

	Six Months Ended
	January 31,
			%
	2004	2003	Increase/(Decrease)
	(In thousands)
Multi-client:
Land	$29,827	$29,940	(0.3%)
Marine	93,529	91,902	2%

Subtotal	123,356	121,842	1%
Contract:
Land	68,442	80,383	15%
Marine	60,322	60,603	(0.4%)

Subtotal	128,764	140,986	(9%)

Total Revenues	$252,120	$262,828	(4%)

     Operating income. Operating income as a percentage of revenue decreased from 7.7% to 0.2%. The decreased results for the current fiscal year were due mostly to a change in accounting for our multi-client library, which resulted in a charge of $22.1 million (included in cost of services on the “Consolidated Statements of Operations and Comprehensive Income (Loss)”). This charge represents the adjustment necessary to reduce each of our surveys as of August 1, 2003 to a balance no greater than that which would have been recorded had we been using the new method. While the sales forecast method remains our primary means of expensing multi-client surveys, we have now established a minimum cumulative amortization for each survey based upon straight-line amortization over five years. The monthly expense recognized for each survey is the greater of the amount derived by the sales forecast method or the amount of minimum amortization. This is a change from the prior method that provided for a minimum amortization only during the last two years of the survey’s book lives.

     Disregarding the charge for the change in accounting method, operating income as a percentage of revenue increased from 7.7% to 8.9% largely due to the mix of multi-client surveys and the greater proportion of shelf sales in the current fiscal year. The benefit of greater shelf sales was largely offset by increased required multi-client amortization expense of $16.6 million, compared with $1.0 million in the prior year and the very low multi-client revenue during the first quarter of the current year. Contract margins were higher for the six months of fiscal 2004 than in the prior year’s comparable period, although the prior fiscal period’s margins reflect several operational disruptions and low margins on a large land acquisition job in Peru.

     General and administrative expense declined by $2.9 million. The reduction was due to differences in the cost of various isolated expenses, such as severance, in each period.

     Other expense (income), net. Other expense (income), net changed from expense of $1.6 million to income of $0.5 million. No single item accounts for a significant portion of the change. A combination of increased interest income due to a higher cash balance, proceeds from the sale of Miller Exploration stock, declining losses from our unconsolidated Indonesian joint venture and declining foreign currency exchange losses account for the largest portion of the change.

     Income taxes. Our effective tax rate for the first six months of fiscal 2004 (before the $22.1 million charge for the catch-up entry for the change in multi-client amortization policy) was 31% compared to 41% for the first six months of fiscal 2003. The 31% effective rate is based upon the annual expected rate (excluding the effect of the multi-client amortization change) using the expected mix of income by jurisdiction. The lower rate compared to the prior fiscal year is due to the current use of previously unbenefited loss carryforwards and other tax credits.

Liquidity and capital resources

Cash flow and liquidity

     Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, equipment financing, our revolving loan facility, and trade credit. We believe that our current cash balance and cash flow from operations will be adequate to meet our liquidity needs for fiscal 2004. However, key elements of our forecasted cash flow are shelf sales of multi-client surveys and contract acquisition work. Should these not occur at forecasted levels we would need to curtail planned discretionary spending. While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of exploration spending and, ultimately, underlying commodity prices.

     Net cash provided by operating activities decreased by $3.7 million for the first six months of 2004 as compared to the first six months of the prior fiscal year due to increases in working capital in the current fiscal year. Net cash used by investing activities decreased by $14.5 million primarily due to the $9.3 million used for the purchase of Hampson-Russell in fiscal 2003 and a $5.3 million decrease in our multi-client investment in the current year. Cash flow for the first six months of fiscal 2004 was enhanced by $2.0 million from the sale of (RC)2. Our capital expenditure estimate for fiscal 2004 is approximately $43 million and will be spent on replacement and upgrading of existing equipment, with very little spent on capacity expansion. For fiscal 2004, we are forecasting approximately $130 million to $140 million cash investment in our data library. We expect to fund these investments from our current cash balance and from internally generated cash flows. Net cash provided by financing activities decreased from $71.7 million in the first six months of fiscal 2003 to a use of cash of $11.6 million in the first six months of fiscal 2004. In the prior fiscal year, we entered into the Credit Agreement to satisfy the obligations under the previous credit agreement and the Senior Notes, while in the current fiscal year we have paid down $13.1 million of this debt.

     Free cash flow from operations is an important measure of liquidity for us. We define free cash flow as cash from operating activities less cash multi-client spending and capital expenditures. This non-GAAP liquidity measure is useful as an addition to the most directly comparable GAAP measure of “net cash provided by operating activities” because free cash flow includes investments in operational assets and therefore presents a more complete picture of net cash flow from ongoing operations. This measure excludes items such as proceeds from the disposal of assets, cash paid for acquisitions and all financing activities. Some portion of projected positive free cash flow is committed to items such as debt repayment obligations and so it is not a measure of residual cash flow available for discretionary expenditures.

     Our free cash flow for the first six months of fiscal 2004 was positive due to decreased investment in multi-client library. We intend to manage our business to achieve positive free cash flow for fiscal 2004 by maintaining flexibility in our capital and multi-client investments and generally spending within the constraints established by our operational cash flow.

     A reconciliation of free cash flow to net cash provided by operating activities is presented in the following table:

	Six Months Ended
	January 31,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$89,002	$92,739
Multi-client expenditures, net cash	(70,315)	(75,587)
Capital expenditures	(13,557)	(12,967)

Free cash flow	$5,130	$4,185

     The following represents our financial contractual obligations and commitments as of January 31, 2004 for the specified periods:

	Payments Due
					Greater
Contractual Cash Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	than 5 years
			(In thousands)
Payments due for operating lease obligations	$140,004	$37,026	$50,572	$21,111	$31,295
Scheduled principal payments under debt obligations	181,123	713	29,475	150,935
Forward exchange contracts	1,104	1,104
Potential payments under letters of credit	3,142	2,705	437
[1]Subsequent to the sale of the new convertible notes, payment under the credit agreement are as follows:	$181,123	$129,155	$11,003	$40,965

Debt structure

     On February 14, 2003, we entered into a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provides term financing of $195.0 million under term A, term B and term C tranches (the “Term Loans”), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. As of January 31, 2004, there were $3.1 million in letters of credit outstanding, leaving $51.9 million available for borrowings. Among other restrictions, the Credit Agreement prohibits us from paying cash dividends. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes.

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

     The term A and term B loans required quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there be an event of default or if an unmatured event of default exists, or the credit rating of any of the debt is below Moody’s Ba2 or S&P’s BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year’s cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year and results in a ratable reduction of the future required quarterly principal payments. As our lowest debt rating by Moody’s is below the minimum level, we paid $12.4 million of principal in November 2003 related to the company’s cash flow from January 1, 2003 through July 31, 2003. Based upon this payment, our required quarterly combined principal payment was reduced to $356,371. Future excess cash flow payments of this type, if any, will be based on cash flow for full fiscal years. In March 2004, we sold $155.0 million of convertible notes and used approximately $129.0 million of the proceeds to repay in full the Term C loan and to prepay portions of the Term A and B loans. After application of these payments, the outstanding balance on the Term A and B loans was $10.1 million and $42.0 million, respectively. See Note 9, “Subsequent events” of Notes to Consolidated Financial Statements for a description of our recently issued convertible notes.

     Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

     Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At January 31, 2004, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. At January 31, 2004 we were in compliance with these covenants.

Off-balance sheet instruments

     Our limited hedging program consists of off-balance sheet instruments to fix the U.S. dollar value of foreign currency payments to be made under a Norwegian vessel charter and interest rate swap contracts that effectively fix the interest rate on $80.0 million of our variable rate long–term debt. None of these hedges are critical to our operations but they reduce our exposure to currency and interest rate fluctuations and allow us to better plan our future cash flows. These instruments are described in detail in Item 3, Quantitative and Qualitative Disclosures Regarding Market Risk, as well as in Note 6 of Notes to Consolidated Financial Statements.

Critical accounting policies

     While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003 which description is incorporated herein by reference. Since our last annual filing, we have changed our accounting policy regarding the amortization of our multi-client data library. This new policy is described below.

Multi-client data library

     In our multi-client data library business, we collect and process geophysical data for our own account and retain all ownership rights. We license the data to multiple clients on a non-transferable basis. We capitalize the costs associated with acquiring and processing the multi-client data on a survey-by-survey basis (versus a pooled basis). We amortize these costs using the sales forecast method, but require a minimum amortization expense equal to that which would have been recorded had the survey been amortized over a five-year period on a straight line basis. The sales forecast method amortizes the capitalized cost of multi-client data in the period revenue is recognized in an amount equal to the period revenue multiplied by the percentage of total estimated costs to total estimated revenue. Therefore, multi-client margins recognized in any given period are the product of estimated costs and estimated sales and may not reflect the ultimate cash margins recognized from a survey. We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and then record losses when it is determined that estimated sales will not be sufficient to cover the carrying value of the asset.

     Until August 1, 2003, we required a minimum amortization of surveys only during the last twenty-four months of book life, versus from the date of survey completion as we currently require. This change in policy resulted in a charge of $22.1 million in the current year as a catch-up adjustment to multi-client amortization and is included in cost of services on the “Consolidated Statements of Operations and Comprehensive Income (Loss)”.

Accounting policies not yet adopted

     In December 2003, the Financial Accounting Standards Board issued FIN 46R (A revision to FIN 46 (Consolidation of Variable Interest Entities)). FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We will adopt FIN 46R on April 30, 2004. Adoption will not have a material effect on our financial position or results or operations, however, it will require consolidation of our 80% owned joint venture currently accounted for under the equity method. The 80% owned joint venture provides processing and acquisition services and sells licenses to multi-client library.

     In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), Employer’s Disclosures about Pension and Other Postretirement Benefits. This statement retains the disclosures required by SFAS No. 132 and adds additional disclosures. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. We will adopt SFAS No. 132 (Revised 2003) in the third quarter of fiscal 2004.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

     At January 31, 2004, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect against exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. The total fair value of the open forward contracts at January 31, 2004 in U.S. dollars was $1.4 million.

     We are exposed to interest rate risk based upon fluctuations in the LIBOR rate. To partially mitigate this risk, on February 25, 2003, we entered into interest rate swaps in the notional amount of $80.0 million, effectively hedging 41% of our exposure to interest rate fluctuations for the two-year term of the swaps. These swaps had no value at inception.

     Details of the interest rate swaps are summarized in the following table:

					LIBOR
Tranche Hedged	Amount	Term	Pay %	Receive	Floor
	(in thousands)
Term A	$25,000	24 months	1.86	LIBOR	None
Term B	$55,000	24 months	2.49	LIBOR	2%

     The fair value of the swaps on January 31, 2004 was a negative $384,000 and is included in other accrued liabilities on the “Consolidated Balance Sheets”.

Item 4. Controls and Procedures

     Our management, including the Chief Executive Officer and the principal financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and the principal financial officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On occasion, we are named as a defendant in litigation relating to our normal business operations. Although we are insured against various business risks to the extent we believe prudent, there is no assurance that the nature and amount of such insurance will be adequate in every case.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 2, 2003, at the Annual Meeting of Stockholders, the stockholders voted, as follows, to elect seven directors of Veritas DGC Inc.

Name	Votes For	Votes Withheld
Loren K. Carroll	25,420,048	2,985,697
Clayton P. Cormier	25,814,263	2,591,482
James R. Gibbs	25,280,477	3,125,268
Stephen J. Ludlow	26,204,254	2,201,491
Brian F. MacNeill	25,529,611	2,876,134
Jan Rask	25,816,413	2,859,332
David B. Robson	25,616,284	2,789,461

     The stockholders voted, as follows, for approval of the amendment of our Restated Certificate of Incorporation to increase our authorized common stock to 78.5 million shares.

Votes For Votes Withheld Abstentions	23,157,685 5,231,253 16,806

     The stockholders voted, as follows, for approval of the amendment and restatement of our 1997 Employee Stock Purchase Plan to among other things increase the number of shares authorized under the plan to 2.0 million shares.

Votes For Votes Withheld Abstentions	23,944,590 1,526,358 253,985

     The stockholders voted, as follows, for consent to a stock option exchange program under which employee stock options could be exchanged.

Votes For Votes Withheld Abstentions	19,328,021 6,164,968 231,943

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits filed with this report:

Exhibit
No.	Description
10.1	—	Indenture dated March 3, 2004 between Veritas DGC Inc. and U.S. Bank National Association, as trustee (Exhibit 4.2 to Veritas DGC Inc.’s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)

*10.2	—	Third Amendment to Credit Agreement dated February 20, 2004 by and among Veritas DGC Inc., Veritas DGC Limited, Veritas Energy Services Inc., Veritas Energy Services Partnership, Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and the various lending institutions named therein.

*10.3	—	Employee Agreement between Veritas DGC Inc. and Thierry Pilenko dated January 26, 2004.

*10.4	—	Retirement Agreement between Veritas DGC Inc. and David B. Robson dated January 1, 2004.

*31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

*31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by principal financial officer.

*32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

*32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by principal financial officer.

*	filed herewith

b)	Reports on Form 8-K

     On November 25, 2003, we filed a Current Report on Form 8-K reporting information under Item 12, Results of Operations and Financial Condition.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

Veritas DGC Inc.
By:	/s/ Thierry Pilenko
THIERRY PILENKO
Chairman of the Board and Chief Executive Officer

/s/ Vincent M. Thielen
VINCENT M. THIELEN
Vice President, Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
10.1	—	Indenture dated March 3, 2004 between Veritas DGC Inc. and U.S. Bank National Association, as trustee (Exhibit 4.2 to Veritas DGC Inc.’s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)

*10.2	—	Third Amendment to Credit Agreement dated February 20, 2004 by and among Veritas DGC Inc., Veritas DGC Limited, Veritas Energy Services Inc., Veritas Energy Services Partnership, Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and the various lending institutions named therein.

*10.3	—	Employee Agreement between Veritas DGC Inc. and Thierry Pilenko dated January 26, 2004.

*10.4	—	Retirement Agreement between Veritas DGC Inc. and David B. Robson dated January 1, 2004.

*31.1	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

*31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by principal financial officer.

*32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

*32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by principal financial officer.

*	filed herewith