Form 10-Q
period 2004-04-30
VERITAS DGC INC
filed 2004-06-14
CIK 28866

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2004
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of the Company's common stock, $.01 par value, outstanding at May 31, 2004 was 33,417,540 (including 849,447 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Statement of operations:
Revenues	$176,547	$120,636	$428,667	$383,464
Cost of services	143,487	97,497	375,492	318,446
Research and development	4,118	3,274	11,258	9,327
General and administrative	7,217	6,261	19,791	21,744

Operating income	21,725	13,604	22,126	33,947
Interest expense	8,874	5,992	17,349	14,359
Other expense (income), net	(439)	(193)	(956)	1,454

Income before provision for income taxes	13,290	7,805	5,733	18,134
Income taxes	3,121	3,077	7,672	7,353

Net income (loss)	$10,169	$4,728	$(1,939)	$10,781

Net income (loss) per share:
Basic:
Net income (loss) per common share	$.30	$.14	$(.06)	$.32
Weighted average common shares (including exchangeable shares)	33,455	33,348	33,598	33,243
Diluted:
Net income (loss) per common share	$.29	$.14	$(.06)	$.32
Weighted average common shares (including exchangeable shares)	34,601	33,355	33,598	33,280
Comprehensive income (loss):
Net income (loss)	$10,169	$4,728	$(1,939)	$10,781
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	(3,541)	5,651	2,394	7,250
Other unrealized gain (loss)	19	(584)	(585)	(219)

Total other comprehensive income (loss)	(3,522)	5,067	1,809	7,031

Comprehensive income (loss)	$6,647	$9,795	$(130)	$17,812

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
 UNAUDITED

	April 30, 2004	July 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$87,265	$72,626
Restricted cash investments	111	205
Accounts and notes receivable (net of allowance: $1,068 and $7,953, respectively)	172,714	131,645
Materials and supplies inventory	3,245	5,044
Prepayments and other	12,279	13,365
Income taxes receivable	8,151	11,335

Total current assets	283,765	234,220
Property and equipment	491,013	492,639
Less accumulated depreciation	364,295	341,430

Property and equipment, net	126,718	151,209
Multi-client data library	324,825	371,949
Investment in and advances to joint ventures		4,657
Deferred tax asset	1,755	2,546
Other assets	26,253	23,781

Total	$763,316	$788,362

Liabilities and Stockholder's Equity:
Current liabilities:
Current portion of long-term debt	$444	$13,908
Trade accounts payable	35,945	43,423
Other accrued liabilities	46,664	41,880

Total current liabilities	83,053	99,211
Non-current liabilities:
Long-term debt	181,543	180,317
Other non-current liabilities	19,085	18,701

Total non-current liabilities	200,628	199,018
Stockholders' equity:
Common stock, $.01 par value; issued: 33,824,509 shares and 32,156,781 shares, respectively (excluding common stock equivalent exchangeable shares of subsidiary of 851,931 and 1,443,411, respectively)	338	322
Additional paid-in capital	438,426	428,402
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	58,578	60,517
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	5,912	3,518
Other comprehensive loss	(1,363)	(778)
Unearned compensation	(632)	(340)
Treasury stock, at cost; 1,317,314 shares and 84,143 shares, respectively	(21,624)	(1,508)

Total stockholders' equity	479,635	490,133

Total	$763,316	$788,362

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended April 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,939)	$10,781
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	31,655	36,202
Amortization of multi-client library	163,390	106,809
Impairment of land acquisition equipment		1,780
Loss (gain) on disposition of property and equipment	137	(225)
Equity in loss of joint venture	958	1,158
Deferred taxes	782
Amortization of unearned compensation	311	520
Change in operating assets/liabilities:
Accounts and notes receivable	(39,730)	5,359
Materials and supplies inventory	1,802	12,903
Prepayments and other	603	1,161
Income tax receivable	4,328	5,693
Accounts payable and other accrued liabilities	(3,815)	(19,365)
Other	(6,126)	(634)

Net cash provided by operating activities	152,356	162,142
Cash flows from investing activities:
Increase (decrease) in restricted cash	94	(39)
Investment in multi-client data library, net cash	(97,333)	(122,652)
Purchase of property and equipment	(20,652)	(19,530)
Sale of property and equipment	1,225	2,475
Sale of (RC)[2] software operation	2,000
Acquisition of business		(9,547)

Net cash used by investing activities	(114,666)	(149,293)
Cash flows from financing activities:
Borrowing of long-term debt	155,000	308,236
Payments on long-term debt	(167,238)	(260,887)
Net proceeds from sale of common stock	9,119	2,065
Purchase of Treasury Stock	(20,000)

Net cash (used) provided by financing activities	(23,119)	49,414
Currency loss on foreign cash	68	466

Change in cash and cash equivalents	14,639	62,729
Beginning cash and cash equivalents balance	72,626	10,586

Ending cash and cash equivalents balance	$87,265	$73,315

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$14,380	$19,606

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Summary of significant accounting policies

Consolidation

        The accompanying consolidated financial statements include our accounts of majority-owned subsidiaries and variable interest entities of which we are the primary beneficiary. On April 30, 2004, we adopted FIN 46R which required us to consolidate our previously unconsolidated 80% owned joint venture in Indonesia. See "Recent accounting pronouncements" below for more detail. All material intercompany balances and transactions have been eliminated. All material adjustments consisting only of normal recurring adjustments that, in the opinion of management are necessary for a fair statement of the results for the interim periods presented, have been reflected. These interim financial statements should be read in conjunction with our annual audited consolidated financial statements.

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

Recent accounting pronouncements

        In December 2003, the Financial Accounting Standards Board issued FIN 46R, a revision to FIN 46 (Consolidation of Variable Interest Entities). FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We adopted FIN 46R on April 30, 2004. Adoption did not have a material effect on our financial position or results of operations, however, it required consolidation of our 80% owned joint venture accounted for under the equity method prior to adoption of FIN 46R. This entailed consolidating the 80% owned joint venture as of April 30, 2004 on a prospective basis. The 80% owned joint venture provides processing and acquisition services and licenses to our multi-client data. This change is reflected in an increase of multi-client data of $2.3 million, an increase in other assets and liabilities of $0.8 million and a decrease in investment in and advances to joint ventures of $3.1 million.

        In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), Employer's Disclosures about Pension and Other Postretirement Benefits. This statement retains the disclosures required by SFAS No. 132 and adds additional disclosures. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. We adopted SFAS No. 132 (Revised 2003) in the quarter ended April 30, 2004.

2.     Multi-client library accounting change

        As of August 1, 2003, we changed our multi-client amortization policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of survey book life.    This change resulted in a catch-up adjustment of $22.1 million recognized as additional amortization expense during the first quarter of the current fiscal year and is included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income (Loss)."

3.     Other expense (income), net

        Other expense (income), net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Interest income	$(250)	$(453)	$(734)	$(681)
Net foreign currency exchange loss (gain)	(369)	8	(634)	705
Loss from unconsolidated joint venture	345	210	958	1,158
Other loss (gain)	(165)	42	(546)	272

Total	$(439)	$(193)	$(956)	$1,454

4.     Earnings per common share

        Basic and diluted earnings per common share are computed as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss)	$10,169	$4,728	$(1,939)	$10,781
Basic:
Weighted average common shares (including exchangeable shares)	33,455	33,348	33,598	33,243
Net income (loss) per share	$.30	$.14	$(.06)	$.32

Diluted:
Weighted average common shares (including exchangeable shares)	33,455	33,348	33,598	33,243
Shares issuable from assumed exercise of options	1,146	7	37

Total	34,601	33,355	33,598	33,280
Net income (loss) per share	$.29	$.14	$(.06)	$.32

        The following options to purchase common shares have been excluded from the computation assuming dilution because the options' exercise prices exceed the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Number of options	1,012,682	3,854,346	3,503,724	3,221,589
Exercise price range	$19.375-$55.125	$7.30-$55.125	$5.25-$55.125	$10.71-$55.125
Expiring through	March 2012	March 2012	March 2012	March 2012

        The Convertible Senior Notes, with potential dilution of 6.4 million shares, are also excluded from the diluted earnings per share computation, as the notes were not convertible under their terms during the quarter ended April 30, 2004.

5.     Long-term debt

        Long-term debt is as follows:

	April 30, 2004	July 31, 2003
	(In thousands)
Term A loan due February 2006	$5,189	$29,850
Term B loan due February 2007	21,798	124,375
Term C loan due February 2008		40,000
Convertible Senior Notes due March 2024	155,000

Total debt	181,987	194,225
Less: Current portion of long-term debt	444	13,908

Total long-term debt	$181,543	$180,317

        On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provides term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. As of April 30, 2004, there were $2.2 million in letters of credit outstanding, leaving $52.8 million available for borrowings. Among other restrictions, the Credit Agreement prohibits us from paying cash dividends. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes due October 2003.

        The term A loan was in the original principal amount of $30.0 million, matures in February 2006, and requires quarterly interest payments at a rate, at our election, of LIBOR plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins are based on certain of our financial ratios. The term B loan was in the original principal amount of $125.0 million, matures in February 2007, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 5.0%, subject to a 2% LIBOR floor or a base rate plus 3.75%. The term C loan was in the original principal amount of $40.0 million, would have matured in February 2008, and required quarterly interest payments at a rate, at our election, of LIBOR plus 7.5%, subject to a 3% LIBOR floor or a base rate plus 6.25%.

        The term A and term B loans required quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there be an event of default or if an unmatured event of default exists, or the credit rating of any of the debt is below Moody's Ba2 or S&P's BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year's cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year and results in a ratable reduction of the future required quarterly principal payments. As our lowest debt rating by Moody's was below the minimum level, we paid $12.4 million of principal in November 2003 related to the company's cash flow from January 1, 2003 through July 31, 2003. Future excess cash flow payments of this type, if any, will be based on cash flow for full fiscal years. We used $129.0 million of net proceeds from the Floating Rate Convertible Senior Notes described below to repay in full the term C loan and to prepay portions of the term A and B loans. In addition, we prepaid an additional $25.0 million of term debt using cash on hand. We recorded $6.4 million in charges relating to the retirement of the $154.0 million term debt which included expensing of debt issuance costs, cancellation of interest rate swaps and prepayment penalties. These charges are included in interest expense on the "Consolidated Statement of Operations and Comprehensive Income (Loss)." Based upon the payments in November 2003 and March 2004 for the terms A and B loans, our required quarterly combined principal payment was reduced to $110,916.

        Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

        Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At April 30, 2004, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. At April 30, 2004, we were in compliance with these covenants.

        On March 3, 2004, we sold $125.0 million aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 in a private placement. On March 11, 2004, we sold an additional $30.0 million of Convertible Senior Notes to the initial purchaser. The notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock at a fixed conversion price of $24.03 (subject to adjustment in certain circumstances), which is equivalent to an initial conversion ratio of approximately 41.6 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, or a maximum of approximately 6.4 million shares for the $155.0 million aggregate principal amount. In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note's conversion value in excess of such principal amount. We used $129.0 million of net proceeds from the sale of Convertible Senior Notes to repay in full the term C loan and to prepay portions of the term A and B loans. The remaining $20.0 million of net proceeds from the Convertible Senior Notes was used to repurchase, in negotiated transactions, 1,222,494 shares of our common stock sold by certain purchasers of the Convertible Senior Notes in connection with the offering.

        The Convertible Senior Notes bear interest at a per annum rate which will equal the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The initial interest rate of the notes (through June 14, 2004) will be 0.37%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

        Under certain circumstances and at the option of the holder, the Convertible Senior Notes are convertible prior to the maturity date into cash and shares of our common stock. These circumstances include:

  (1)
  the closing sale price of our common stock is over 120% of the conversion price for a specified number of trading days

  (2)
  if we called the notes for redemption and the redemption has not occurred

  (3)
  the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the number of shares our common stock issuable upon conversion of the notes

  (4)
  the occurrence of specified corporate transactions

        The Convertible Senior Notes were sold to Deutsche Bank Securities Inc., the initial purchaser, under an exemption provided by section 4 (2) of the Securities Act. The initial purchaser concurrently sold the notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. We entered into a registration rights agreement in which we agreed to file within 90 days of March 3, 2004 a registration statement with the Securities and Exchange Commission to register resales of the notes and associated shares of common stock. We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement. We are required to pay liquidated damages in the form of additional interest in the event the registration statement is not effective on or before the 180th day after March 3, 2004 or under certain other circumstances.

6.     Hedge transactions

        In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract required 36 monthly payments commencing on June 1, 2001. To protect against exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges effectively fixing our exchange rate for Norwegian kroner to the U.S. dollar. This contract expired on April 30, 2004.

        On February 25, 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates under our Credit Agreement described above. These swaps, with notional amounts totaling $80.0 million, effectively hedged 41% of our exposure to interest rate changes for the two-year term of the swaps and had no value at inception. On March 29, 2004, upon prepayment of amounts outstanding under our current bank credit facility, the swap agreement was amended to an amount totaling $10.9 million. This amendment resulted in an expense of $416,000 and is included in interest expense for the current quarter on the "Consolidated Statements on Operations and Comprehensive Income (Loss)."

        Details of the interest rate swaps as of April 30, 2004 are summarized in the following table:

Tranche Hedged	Amount	Term	Pay %	Receive	LIBOR Floor
	(in thousands)
Term A	$2,900	24 months	1.86	LIBOR	None
Term B	$8,000	24 months	2.49	LIBOR	2%

        The values of the interest rate swaps are as follows:

	April 30, 2004		July 31, 2003
	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value
	(In thousands)
Interest rate swaps	(37)	(37)	(777)	(777)

        In March 2004, we entered into a contract in which we receive payments in pounds sterling. In order to minimize our exposure to currency risk, we purchased a put option in the notional amount of 658,000 pounds sterling and a call option in the amount of 366,000 pounds sterling. As of April 30, 2004, we realized a gain of $31,000 from this hedge.

7.     Segment information

        We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The two segments have been aggregated, as they are similar in their economic characteristics and the nature of their products, production processes and customers. A reconciliation of the reportable segments' results to those of the total enterprise is given below:

	Three Months Ended April 30,
	2004			2003
	Segments	Corporate	Total	Segments	Corporate	Total
	(In thousands)
Revenues	$176,547		$176,547	$120,636		$120,636
Operating income (loss)	32,628	$(10,903)	21,725	21,884	$(8,280)	13,604
Income (loss) before provision for income taxes	28,539	(18,370)	10,169	21,558	(13,753)	7,805
	Nine Months Ended April 30,
	2004			2003
	Segments	Corporate	Total	Segments	Corporate	Total
	(In thousands)
Revenues	$428,667		$428,667	$383,464		$383,464
Operating income (loss)	49,830	$(27,704)	22,126	59,665	$(25,718)	33,947
Income (loss) before provision for income taxes	40,880	(42,819)	(1,939)	57,746	(39,612)	18,134

8.     Pension Plan

        We maintain a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in the United Kingdom. Monthly contributions by employees are equal to 4% of their salaries. We provide an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually in line with inflation subject to a maximum increase of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities that are held and managed by an independent trustee.

        The components of net periodic pension costs are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$133	$147	$396	$434
Interest cost on projected benefit obligation	237	205	713	601
Expected return on plan assets	(177)	(149)	(527)	(439)
Net amortization and deferral	44	37	129	110

Net periodic pension costs	$237	$240	$711	$706

        Contributions for fiscal 2004 are expected to be approximately $528,000.

9.     Stock based compensation

        We account for stock based employee compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 and have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 148. The effect on net income and earnings per share that would have been recorded using the fair value based method for stock options is as follows:

	Three Months Ended April 31,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss), as reported	$10,169	$4,728	$(1,939)	$10,781
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	47	108	203	338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(835)	(1,891)	(4,187)	(6,435)

Pro forma net income (loss)	$9,381	$2,945	$(5,923)	$4,684

Earnings (loss) per share:
Basic—as reported	$.30	$.14	$(.06)	$.32
Basic—pro forma	.28	.09	(.18)	.14
Diluted—as reported	..29	..14	(.06)	..32
Diluted—pro forma	.27	.09	(.18)	.14

10.   Subsequent event

        On June 10, 2004, we repaid the remaining $27.0 million of our bank debt and settled our interest rate swaps. We incurred prepayment penalties of $218,000 and losses on the swaps of $25,000.

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

Overview

        We have seen positive trends in the petroleum industry continue during the third quarter of our current fiscal year. Oil prices have climbed to over $40 per barrel, we believe driven primarily by speculation related to Middle East supply disruptions. While this supply condition is perhaps temporary, the industry is experiencing increased demand fostered in part by development in emerging economies, such as China and India. We are encouraged that many of our customers seem to be reflecting these higher oil prices into their budgets. While we think they are still using conservative figures, these should be sufficient to drive exploration budgets upward. Although the majority of these budgets will be spent on drilling activity, we believe that seismic spending will increase to fill the need for drillable prospects.

        As a more direct indicator that higher seismic spending is at hand, we have seen a definite increase in bid invitations over the last two quarters of the current fiscal year. Unfortunately, there is plenty of capacity in the market to absorb a substantial rise in activity. We have seen extreme price competition when large projects are proposed and have seen new entrants into some markets based upon single projects.

        Our response to this difficult marketplace has been consistent for a number of quarters, and is designed to deliver positive margins and significant free cash flow while allowing for continued investment in our technology and data library. In the contract market, we do not compete aggressively to win the larger awards where discounting is extreme, but have positioned ourselves to win a series of smaller jobs that allow us to work profitably. In the multi-client market, we have continued to invest in our library and have been rewarded with substantial margins and positive cash flow. Finally, we continue to invest in technology to give ourselves a differentiated, higher margin, service offering.

        We have generated two quarters in a row of solid financial performance, but it is the nature of our business to have uneven quarterly results. About 75% of our annual operating margin comes from our multi-client business and much of this comes from sales of completed surveys. These sales are volatile and difficult to predict. Additionally, we are subject to seasonal trends in our contract business, exemplified by the winter acquisition work. Not withstanding, we have a conservative balance sheet, a large cash balance and relatively low debt, and feel secure in our ability to compete for the long term in this industry.

Results of operations

Three months ended April 30, 2004 compared with three months ended April 30, 2003

        Revenues.    Revenues increased by 46% overall. Multi-client revenue increased by 56% compared to the prior year's third quarter. Much of this was due to an increase in revenue from completed surveys, which were up by 78% to $51.7 million. Revenue from pre-funding of ongoing surveys increased by 27%. The strong multi-client results were generated by increasing sales from surveys around the world, with our North America land, Gulf of Mexico, Brazil, and North Sea portfolios all showing increased revenue over the prior year's third quarter.    Contract revenue increased by 32% compared to the prior year's third quarter. Marine contract revenue increased by 53% due to work in India and Australia. Land contract revenue increased by 31% due to additional work in Canada, the United States and Argentina.

        Revenues consist of the following:

	Three Months Ended April 30,
	2004	2003	% Increase
	(In thousands)
Multi-client:
Land	$22,436	$18,964	18%
Marine	58,022	32,687	78%

Subtotal	80,458	51,651	56%
Contract:
Land	58,487	44,460	32%
Marine	37,602	24,525	53%

Subtotal	96,089	68,985	39%

Total Revenues	$176,547	$120,636	46%

        Operating income.    Operating income as a percentage of revenue increased from 11% to 12%. Contract margins increased primarily due to excellent crew and equipment utilization during the quarter; we operated as many as 15 land crews during the quarter and had four of our six boats working on contract jobs. Contract pricing has not improved noticeably during the recent quarter, but the terms of most projects are more favorable, with customers bearing more risk of downtime for weather and other factors. Multi-client margins decreased due to increased amortization of surveys.

        Research and development increased by $0.8 million as a result of an increase in the number of employees engaged in advanced processing.

        General and administrative increased by $1.0 million with the largest portion due to compliance with requirements of the Sarbanes-Oxley Act and related rules.

        Interest expense. Interest expense increased by $2.9 million. The current quarter includes $6.4 million of charges relating to retirement of $154.0 million of bank debt, including the expensing of debt issuance costs, cancellation of interest rate swaps and prepayment penalties.

        Income taxes.    The effective tax rate decreased from 39% to 23% as compared to the prior year's second quarter. The 23% effective rate is based upon the expected annual rate (excluding the effect of the multi-client amortization change) using the expected annual mix of income by jurisdictions. The lower rate compared to the prior fiscal year is due to the current use of previously unbenefited loss carryforwards and other tax credits.

Nine months ended April 30, 2004 compared with nine months ended April 30, 2003

        Revenues.    Revenues increased by 12% overall. Multi-client revenue increased by 17% due to an increase in sales of completed surveys over the prior year's comparable period. Contract revenue increased by 7%. Land contract revenue remained relatively flat while marine contract revenue increased by 15%. A greater proportion of our vessel time in the current period was spent on contract work, versus multi-client work, than during the prior year.

        Revenues consist of the following:

	Nine Months Ended April 30,
	2004	2003	% Increase
	(In thousands)
Multi-client:
Land	$52,263	$48,904	7%
Marine	151,551	124,589	22%

Subtotal	203,814	173,493	17%
Contract:
Land	126,929	124,843	2%
Marine	97,924	85,128	15%

Subtotal	224,853	209,971	7%

Total Revenues	$428,667	$383,464	12%

        Operating income.    Operating income as a percentage of revenue decreased from 8.9% to 5.2%. The decreased results for the current fiscal year were due mostly to a change in accounting for our multi-client library, which resulted in a charge of $22.1 million, included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income (Loss)." This charge represents the adjustment necessary to reduce each of our surveys as of August 1, 2003 to a balance no greater than that which would have been recorded had we been using the new method. While the sales forecast method remains our primary means of expensing multi-client surveys, we have now established a minimum cumulative amortization for each survey based upon straight-line amortization over five years. The monthly expense recognized for each survey is the greater of the amount derived by the sales forecast method or the amount of minimum amortization. This is a change from the prior method that provided for a minimum amortization only during the last two years of the survey's book lives.

        Before the charge for the change in accounting method, operating income as a percentage of revenue increased from 8.9% to 10.3%. The favorable mix of multi-client revenue to contract revenue in the current period was largely offset by increased required multi-client amortization expense of $26.6 million, compared with $2.8 million in the prior year. Contract margins were higher for the nine months of fiscal 2004 than in the prior year's comparable period, although the prior fiscal period's margins reflect several operational disruptions and low margins on a large land acquisition job in Peru. Contract pricing has not improved noticeably during the recent quarters, but the terms of most projects are more favorable, with customers bearing more risk of downtime for weather and other factors.

        Research and development increased by $1.9 million as a result of an increase in the number of employees engaged in advanced processing.

        General and administrative expense decreased by $2.0 million. The decrease was due to primarily to higher severance expense in the prior year's first nine months partially offset in the current nine months by expenses associated with compliance with requirements of the Sarbanes-Oxley Act and related rules.

        Other expense (income), net.    Other expense (income), net changed from expense of $1.5 million to income of $1.0 million.    A combination of items accounted for this, with proceeds from the sale of Miller Exploration stock in the prior year and declining foreign currency exchange losses in the current year accounting for the largest portion of the change.

        Income taxes.    Our effective tax rate for the first nine months of fiscal 2004 (excluding the $22.1 million charge for the catch-up entry for the change in multi-client amortization policy) was 28% compared to 41% for the first nine months of fiscal 2003. The 28% effective rate is the expected annual rate (excluding the effect of the multi-client amortization change) using the expected mix of income by jurisdiction. The lower rate compared to the prior fiscal year is due to the current use of previously unbenefited loss carryforwards and other tax credits.

Liquidity and capital resources

Cash flow and liquidity

        Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public financing, equity sales, equipment financing, our revolving loan facility, and trade credit. We believe that our current cash balance will be adequate to meet our liquidity needs for fiscal 2004.    While we believe that we have adequate sources of funds to meet our longer term liquidity needs, our ability to meet our obligations depends on our future performance, which, in turn, is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of exploration spending and, ultimately, underlying commodity prices.

        Net cash provided by operating activities decreased by $9.8 million for the nine months ended April 30, 2004 compared to the nine months ended April 30, 2003. The strong sales of the current quarter led to a large increase in accounts receivable, collection of which should result in higher cash from operating activities during the next quarter. Cash used by investing activities decreased by $34.6 million for the nine months ended April 30, 2004 compared to the nine months ended April 30, 2003 primarily due to the purchase of Hampson-Russell in fiscal 2003 for $9.3 million and a $25.3 million decrease in our multi-client investment in the current year. Cash flow for the nine months ended April 30, 2004 was enhanced by $2.0 million from the sale of (RC)2. Our capital expenditure estimate for fiscal 2004 is approximately $42 million and will be spent on replacement and upgrading of existing equipment, with very little spent on capacity expansion. For fiscal 2004, we are forecasting approximately $120 million to $130 million cash investment in our data library. We expect to fund these investments from our current cash balance and from internally generated cash flows. Net cash provided by financing activities decreased from $49.4 million in the nine months of 2003 to a use of cash of $23.1 million in the nine months ended April 30, 2004. In the prior fiscal year, we entered into the Credit Agreement to satisfy the obligations under the previous credit agreement and the Senior Notes. As of April 30, we sold $155.0 million of Convertible Senior Notes and paid down $167.2 million of bank debt.

        Free cash flow is an important measure of liquidity for us. We define free cash flow as cash from operating activities less cash multi-client spending and capital expenditures. This non-GAAP liquidity measure is useful as an addition to the most directly comparable GAAP measure of "net cash provided by operating activities" because free cash flow includes investments in operational assets and therefore presents a more complete picture of net cash flow from ongoing operations. This measure excludes items such as proceeds from the disposal of assets, cash paid for acquisitions and all financing activities.    Some portion of free cash flow may ultimately be committed to items such as debt repayment obligations and so it is not necessarily a measure of residual cash flow available for discretionary expenditures.

        Our free cash flow for the nine months ended April 30, 2004 was $14.4 million higher than for the same period last year and indicates that we are progressing toward our goal of generating more free cash flow for the year than we did in fiscal 2003. We are managing our business to achieve positive free cash flow by maintaining flexibility in our capital and multi-client investments and spending within the constraints established by our operational cash flow.

        A reconciliation of free cash flow to net cash provided by operating activities is presented in the following table:

	Nine Months Ended April 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$152,356	$162,142
Multi-client expenditures, net cash	(97,333)	(122,652)
Capital expenditures	(20,652)	(19,530)

Free cash flow	$34,371	$19,960

        The following represents our financial contractual obligations and commitments as of April 30, 2004 for the specified periods:

	Payments Due
Contractual Cash Obligations	Total	Less than 1 year		1 - 3 years		3 - 5 years	Greater than 5 years
	(In thousands)
Payments due for operating lease obligations	$144,137	$37,540		$54,123		$21,179	$31,295
Scheduled principal payments under debt obligations	181,987	444	(1)	26,543	(1)		155,000
Potential payments under letters of credit	2,173	1,135		1,038

(1)
We repaid the $27.0 million remainder of our bank debt during the fourth quarter of fiscal 2004. See Note 10, "Subsequent events" of Notes to Consolidated Financial Statements for more detail.

Debt structure

        On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provides term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. As of January 31, 2004, there were $3.1 million in letters of credit outstanding, leaving $51.9 million available for borrowings. Among other restrictions, the Credit Agreement prohibits us from paying cash dividends. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes due October 2003.

        The term A loan was in the original principal amount of $30.0 million, matures in February 2006, and requires quarterly interest payments at a rate, at our election, of LIBOR plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins are based on certain of our financial ratios. The term B loan was in the original principal amount of $125.0 million, matures in February 2007, and requires quarterly interest payments at a rate, at our election, of LIBOR plus 5.0%, subject to a 2% LIBOR floor or a base rate plus 3.75%. The term C loan was in the original principal amount of $40.0 million, would have matured in February 2008, and required quarterly interest payments at a rate, at our election, of LIBOR plus 7.5%, subject to a 3% LIBOR floor or a base rate plus 6.25%.

        The term A and term B loans required quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there be an event of default or if an unmatured event of default exists, or the credit rating of any of the debt is below Moody's Ba2 or S&P's BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period rises above certain levels, the term A and B loans also require principal payments of 50% of the prior fiscal year's cash flow, calculated as per the loan agreement. This payment is due 100 days after the end of the fiscal year and results in a ratable reduction of the future required quarterly principal payments. As our lowest debt rating by Moody's is below the minimum level, we paid $12.4 million of principal in November 2003 related to the company's cash flow from January 1, 2003 through July 31, 2003. Future excess cash flow payments of this type, if any, will be based on cash flow for full fiscal years. We used $129.0 million of net proceeds from the Floating Rate Convertible Senior Notes described below to repay in full the term C loan and to prepay portions of the term A and B loans. In addition, in March 2004, we repaid an additional $25.0 million of the term A and B loans using cash on hand. We recorded $6.4 million in charges relating to the retirement of the $154.0 million term debt which included expensing of debt issuance costs, cancellation of interest rate swaps and prepayment penalties. These charges are included in interest expense on the "Consolidated Statement of Operations and Comprehensive Income (Loss)." Based upon the payments in November 2003 and March 2004 for the term A and B loans, our required quarterly combined principal payment was reduced to $110,916.

        Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

        Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At April 30, 2004, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. At April 30, 2004, we were in compliance with these covenants.

        On March 3, 2004, we sold $125 million aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 in a private placement. On March 11, 2004, we sold an additional $30 million of Convertible Senior Notes to the initial purchaser. The notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock at a fixed conversion price of $24.03 (subject to adjustment in certain circumstances), which is equivalent to an initial conversion ratio of approximately 41.6 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, or a maximum of approximately 6.4 million shares for the $155 million aggregate principal amount. In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note's conversion value in excess of such principal amount. We used $129 million of net proceeds from the sale of Convertible Senior Notes to repay in full the term C loan and to prepay portions of the term A and B loans. The remaining $20 million of net proceeds from the Convertible Senior Notes was used to repurchase, in negotiated transactions, 1,222,494 shares of our common stock sold by certain purchasers of the Convertible Senior Notes in connection with the offering.

        The Convertible Senior Notes bear interest at a per annum rate which will equal the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The initial interest rate of the notes (through June 14, 2004) will be 0.37%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

        Under certain circumstances and at the option of the holder, the Convertible Senior Notes are convertible prior to the maturity date into cash and shares of our common stock. These circumstances include:

  (1)
  the closing sale price of our common stock is over 120% of the conversion price for a specified number of trading days

  (2)
  if we called the notes for redemption and the redemption has not occurred

  (3)
  the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of the notes

  (4)
  the occurence of specified corporate transactions

        The Convertible Senior Notes were sold to Deutsche Bank Securities Inc., the initial purchaser under an exemption provided by section 4 (3) of the Securities Act. The initial purchaser concurrently sold the notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. We have entered into a registration rights agreement in which we have agreed to file within 90 days of March 3, 2004 a registration statement with the Securities and Exchange Commission to register resales of the notes and associated shares of common stock. We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement. We will be required to pay liquidated damages in the form of additional interest in the event the registration statement is not effective on or before the 180th day after March 3, 2004 or under certain other circumstances.

Off-balance sheet instruments

        Our limited hedging program consists of off-balance sheet instruments to minimize the currency risk of pounds sterling receivables and to fix the interest rate on $10.9 million of our variable rate long-term debt through interest rate swap contracts. None of these hedges are critical to our operations but they reduce our exposure to currency and interest rate fluctuations and allow us to better plan our future cash flows. These instruments are described in detail in Item 3, Quantitative and Qualitative Disclosures Regarding Market Risk, as well as in Note 6 of Notes to Consolidated Financial Statements.

Critical accounting policies

        While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements. These are described in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003 which description is incorporated herein by reference. Since our last annual filing, we have changed our accounting policy regarding the amortization of our multi-client data library. This new policy is described below.

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

Accounting policies recently adopted

        In December 2003, the Financial Accounting Standards Board issued FIN 46R, a revision to FIN 46 (Consolidation of Variable Interest Entities). FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We adopted FIN 46R on April 30, 2004. Adoption did not have a material effect on our financial position or results of operations, however, it required consolidation of our 80% owned joint venture accounted for under the equity method prior to our adoption of FIN 46R. This entailed consolidating the 80% owned joint venture as of April 30, 2004 on a prospective basis. The 80% owned joint venture provides processing and acquisition services and licenses to our multi-client data. This change is reflected in an increase of multi-client data of $2.3 million, an increase in other assets and liabilities of $0.8 million and a decrease in investment in and advances to joint ventures of $3.1 million.

        In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), Employer's Disclosures about Pension and Other Postretirement Benefits. This statement retains the disclosures required by SFAS No. 132 and adds additional disclosures. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. We adopted SFAS No. 132 (Revised 2003) in the quarter ended April 30, 2004.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

        At April 30, 2004, we had limited market risk related to foreign currencies. In March 2001, we entered into a contract requiring payments in Norwegian kroner to charter the seismic vessel M/V Seisquest. The contract requires 36 monthly payments commencing on June 1, 2001. To protect against exposure to exchange rate risk, we entered into multiple forward contracts as cash flow hedges fixing our exchange rates for Norwegian kroner to the U.S. dollar. This contract expired on April 30, 2004. We renewed our charter for the M/V Seisquest, with payments in Norwegian kroner, but have not entered into a new hedge agreement.

        We are exposed to interest rate risk based upon fluctuations in the LIBOR rate. To partially mitigate this risk, on February 25, 2003, we entered into interest rate swaps in the notional amounts totaling $80.0 million, effectively hedging 41% of our then current exposure to interest rate changes for the two-year term of the swaps. These swaps had no value at inception. On March 29, 2004, upon prepayment of certain amounts outstanding under our current bank credit facility, the swap agreement was amended to an amount totaling $10.9 million.

        Details of the interest rate swaps as of April 30, 2004 are summarized in the following table:

Tranche Hedged	Amount	Term	Pay %	Receive	LIBOR Floor
	(in thousands)
Term A	$2,900	24 months	1.86	LIBOR	None
Term B	$8,000	24 months	2.49	LIBOR	2%

        The fair value of the swaps on April 30, 2004 was a negative $37,000 and is included in other accrued liabilities on the "Consolidated Balance Sheets."

        As of April 30, 2004, we had $155.0 million Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair vale of $181.2 million. These notes are not hedged in any manner.

        In March 2004, we entered into a contract in which we receive payments in pounds sterling. In order to minimize our exposure to currency risk, we purchased a put option in the notional amount of 658,000 pounds sterling and a call option in the amount of 366,000 pounds sterling. As of April 30, 2004, we realized a gain of $31,000 from this hedge.

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

Item 2. Changes in Securities, Use of Proceeds and Purchases of Securities

        In March 2004, we sold $155.0 million of our Convertible Senior Notes. For a description of the notes and terms of the sale, see Note 5 "Long-term debt" of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

        Set forth in the table below are all of our repurchases of our common stock during the quarter ended April 30, 2004, all of which were purchased in privately negotiated transactions in connection with the sale of our Convertible Senior Notes.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
March 2004	1,224,494	$16.36	0	0

Item 5. Other Information

        b)    On June 2, 2004, the Nominating and Corporate Governance Committee of our Board of Directors adopted certain criteria and procedures regarding director nominations by stockholders. A copy of these criteria and procedures are attached hereto as Exhibit 99.1 and are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits filed with this report:

Exhibit No.		Description
10.1	—	Indenture dated March 3, 2004 between Veritas DGC Inc. and U.S. Bank National Association, as trustee (Exhibit 4.2 to Veritas DGC Inc.'s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)
10.2	—	Third Amendment to Credit Agreement dated February 20, 2004 by and among Veritas DGC Inc., Veritas DGC Limited, Veritas Energy Services Inc., Veritas Energy Services Partnership, Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and the various lending institutions named therein (Exhibit 10.2 to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)
10.3	—	Employee Agreement between Veritas DGC Inc. and Thierry Pilenko dated January 26, 2004 (Exhibit 10.3 to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)
10.4	—	Retirement Agreement between Veritas DGC Inc. and David B. Robson dated January 1, 2004 (Exhibit 10.4 to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)
*31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

*31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by principal financial officer
*32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
*32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by principal financial officer.
*99.1	—	Criteria and Procedures Regarding Director Nominations

*
filed herewith

b)
Reports on Form 8-K

        On February 26, 2004, we filed a Current Report on Form 8-K reporting information under Item 12, 7 and 5 regarding our Results of Operations and Financial Condition and our intention to offer a new issue of Floating Rate Convertible Senior Notes Due 2024.

        On February 27, 2004, we filed a Current Report on Form 8-K reporting information under Item 5 regarding our private offering of $125 million aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 with an option to purchase up to an additional $30 million of convertible notes in connection with the offering.

        On March 3, 2004, we filed a Current Report on Form 8-K reporting information under Item 5 regarding our close on the previously announced private offering of $125 million aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 with an option to purchase up to an additional $30 million of convertible notes in connection with the offering.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June 2004.

VERITAS DGC INC.
By:	/s/ VINCENT M. THIELEN VINCENT M. THIELEN Vice President, Corporate Controller (Chief Accounting Officer)

QuickLinks

TABLE OF CONTENTS FORM 10-Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Purchases of Securities
  Item 5. Other Information
SIGNATURES