Form 10-K
period 2004-07-31
VERITAS DGC INC
filed 2005-05-02
CIK 28866

Use these links to rapidly review the document
TABLE OF CONTENTS FORM 10-K
ITEM 8. Consolidated Financial Statements and Supplementary Data
PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-7427

Veritas DGC Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0343152 (I.R.S. Employer Identification No.)
10300 Town Park Houston, Texas (Address of principal executive offices)	77072 (Zip Code)

(832) 351-8300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☒ No ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $412,830,734 as of January 30, 2004.

        The number of shares of the Company's common stock, $.01 par value, outstanding at March 31, 2005 was 33,849,816 (including 155,370 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

TABLE OF CONTENTS

FORM 10-K

Item
Restatement of Financial Statements
Part I
1.	Business
General
Services and Markets
Principal Operating Assets
Technology and Capital Expenditures
Competition
Backlog
Significant Customers
Employees
Our SEC Reporting
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Part II
5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
Equity Compensation Plan Information
6.	Selected Consolidated Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures Regarding Market Risk
8.	Consolidated Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other information
Part III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
Part IV
15.	Exhibits and Financial Statement Schedules
Signatures

  Restatement of Financial Statements

        The historical financial information in this document has been restated due to accounting errors in prior periods. In September 2004, we found various types of errors in our balance sheet related primarily to clerical and account reconciliation errors associated with the intercompany transfers of property and foreign currency items. In addition, we found errors in the accounting for certain customer contracts that contained provisions for customer payment of equipment mobilization fees, revenue sharing with customers and certain other contingencies. Correction of these errors resulted in a decrease of net income of $1.4 million relating to the first three fiscal quarters of fiscal 2004 and $2.6 million related to periods prior to fiscal 2004, as shown in the table below. Since recording the required adjustments in the fourth quarter of fiscal 2004 would have had a material impact on the financial statements of the fourth quarter and those of the full fiscal year, we determined that a restatement of our prior years' financial statements was appropriate. The effect of this restatement on prior periods is given in detail in Notes 16 and 18 of Notes to Consolidated Financial Statements. Item 9A. Controls and Procedures contains information related to our internal control weaknesses and steps we are taking to correct them. A summary of the effects of the restatement is presented in the following table:

	Increase / (Decrease) from Previously Reported Amounts for the Years Ended July 31,
	2003	2002	2001	2000	Before 2000
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$(1,180)	$(3,500)	$(662)	$(50)	$—
Operating income (loss)	545	266	(1,138)	(899)	(628)
Income (loss) before provision for income taxes	1,010	(861)	(1,306)	(920)	(627)
Income taxes expense (benefit)	183	40	(288)	(12)	(33)
Net income (loss)	827	(901)	(1,018)	(908)	(594)
Income (loss) per common share—diluted	..03	(.03)	(.03)	(.04)
Balance Sheet Data:
Total assets	$2,583	$622	$(563)	$(583)	$(211)

        The restatement has not caused us to be in default under any of our financial debt covenants or lease agreements. We obtained waivers from our lenders under our Credit Agreement related to the timing of our delivery of financial statements to them, extending the due date to May 15, 2005. Additionally, the restatement has delayed the registration of our Convertible Senior Notes, resulting in our payment of liquidated damages to the holders of the Convertible Senior Notes in the amount of $2,153 per day from August 31, 2004 until the registration is completed.

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate" or "believe" or similar expressions or the negatives thereof. These expectations are based on management's assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and elsewhere in this annual report on Form 10-K.

PART I

ITEM 1.    Business

General

        We are a leading provider of integrated geophysical services to the petroleum industry worldwide. Our customers include major, national and independent oil and gas companies that utilize geophysical technologies to:

  •
  Identify new areas where subsurface conditions are favorable for the production of hydrocarbons.

  •
  Determine the size and structure of previously identified oil and gas fields.

  •
  Optimize development and production of hydrocarbon reserves.

        We acquire, process, and interpret geophysical data and produce geophysical surveys that are either 2D or 3D images of the subsurface geology in the survey area. We also produce 4D surveys by repeating specific 3D surveys over time. Our customers use the differences between these subsequent recordings for reservoir characterization. Additionally, we use geophysical data for reservoir characterization to enable our customers to maximize their recovery of oil and natural gas.

Services and Markets

        We conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients. The high cost of acquiring and processing geophysical data on an exclusive basis has prompted many oil and gas companies to license surveys on a multi-client basis. In response to this demand, we have built a large library of surveys consisting of 201,550 line kilometers of 2D data and 194,536 square kilometers of 3D data. Our marine data library includes surveys in the Gulf of Mexico, the North Atlantic, Southeast Asia, West Africa, North Africa, Canada and Brazil. Our land data library includes surveys in Texas, Mississippi, Oklahoma, Wyoming and Utah in the United States as well as Alberta and British Columbia in Canada. The portion of our revenue generated from the sale of multi-client data licenses is influenced by a number of factors and, as a result, will fluctuate from year to year. Approximately half of our fiscal 2004 revenue was generated through the licensing of multi-client data.

        The following tables describe our revenues by contract type and geographic area:

	Years Ended July 31,
Revenues by Contract Type	2004	2003 Restated	2002 Restated
	(In thousands)
Contract work	$289,404	$283,873	$229,358
Licensing of multi-client data	275,065	217,948	222,825

Total	$564,469	$501,821	$452,183

	Years Ended July 31,
Revenues by Geographic Area	2004	2003 Restated	2002 Restated
	(In thousands)
United States	$245,144	$190,898	$182,705
Canada	88,283	71,911	75,449
Latin America	57,210	113,754	94,910
Europe	79,182	33,713	47,224
Middle East/Africa	32,513	54,201	25,546
Asia Pacific	62,137	37,344	26,349

Total	$564,469	$501,821	$452,183

        In fiscal 2004, 2003 and 2002, 57%, 62% and 60%, respectively, of our revenues were attributable to non-U.S. operations and export sales. (See Note 14 of Notes to Consolidated Financial Statements for additional geographic and segment information.)

Principal Operating Assets

        We acquire, process, and interpret geophysical information utilizing a wide array of assets as follows:

Land Acquisition

        Our land acquisition activities are performed with technologically advanced geophysical equipment. As of July 31, 2004, our land survey equipment had a combined recording capacity of approximately 45,000 channels. We typically deploy equipment in North and South America and Oman by crews of varying size. Our crew count varies widely as land acquisition is a seasonal activity in many markets, primarily due to weather.

        Our land operations include surveying crews, which lay out the lines to be recorded and mark the sites for shot-hole placement or equipment location, and recording crews, which use explosive or mechanical vibrating units to produce acoustic impulses and recording units to synchronize the shooting and capture the seismic signals via geophones. On a land survey where explosives are used, the recording crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the recording crew and bore shallow holes for explosive charges which, when detonated by the recording crew, produce the necessary acoustic impulse.

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

Vessel	Year Entered Service	Length	Beam	Charter Expiration
Pacific Sword	1999	189 feet	40 feet	October 2005
Seisquest	2001	300 feet	60 feet	May 2006
Veritas Viking	1998	305 feet	72 feet	May 2006
Veritas Viking II	1999	305 feet	72 feet	May 2007
Veritas Vantage	2002	305 feet	72 feet	April 2010
Veritas Searcher	1982	217 feet	44 feet	Owned

        Each vessel is equipped with geophysical recording instrumentation, digital geophysical streamer cable, cable location and geophysical data location systems, multiple navigation systems, a source control system that controls the synchronization of the energy source and a firing system that generates the acoustic impulses. Streamer cables contain hydrophones that receive the acoustic impulses reflected by variations in the subsurface strata.

        At present, five of our vessels are equipped with multiple streamers and multiple energy sources. These vessels acquire more lines of data with each pass, which reduces completion time and the acquisition cost. The Veritas Vikings and the Veritas Vantage are each capable of deploying 12 streamers simultaneously, although each is currently equipped to tow eight. The Veritas Vikings, Veritas Vantage and Veritas Searcher are equipped with solid streamers that offer numerous advantages over oil-filled streamers. The solid streamers allow these vessels to work in rougher seas and record more desirable frequencies with less noise and less downtime than is possible with oil-filled streamers. (See Note 15 of the Notes to Consolidated Financial Statements for a subsequent event related to the Veritas Viking.)

Data Processing and Interpretation

        We operate 15 data processing centers capable of processing 2D and 3D data. Most of our data processing services are performed on 3D seismic data. The centers process data received from the field, both from our own and from other geophysical crews, to produce an image of the earth's subsurface using proprietary computer software and techniques. We also reprocess older geophysical data using new techniques designed to enhance the quality of the data. Our data processing centers have opened at various times since 1966 and are at present located in:

North America	South America	Europe/Africa/ Middle East	Asia Pacific
Houston, Texas	Buenos Aires, Argentina	Crawley, England	Singapore
Calgary, Canada	Caracas, Venezuela	Stavanger, Norway	Perth, Australia
		Aberdeen, Scotland	Jakarta, Indonesia
		Lagos, Nigeria	Kuala Lumpur, Malaysia
Luanda, Angola
Pau, France
Milan, Italy

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

        We operate visualization centers in Houston, Calgary, Perth, and Crawley. These four centers allow teams of our customers' geoscientists and engineers to view and interpret large volumes of complex 3D data. The visualization centers have imaging tools used for advanced interpretive techniques that enhance the understanding of regional as well as detailed reservoir geology. These visualization centers allow us to offer our expertise combined with the type of collaborative geophysical model building that is enabling oil companies to explore areas of complex geology such as the large sub-salt plays in the deepwater Gulf of Mexico.

        We have groups of scientists and engineers located in Calgary, Houston, and Leoben, Austria who perform advanced geophysical interpretation on a contract basis. These geophysical experts work around the world, using third-party and our proprietary software to create subsurface models for our clients and advise our clients on how best to exploit their reservoirs. Their work is related to exploration as well as production activities. Additionally, we license the proprietary software obtained through our acquisition of Hampson-Russell to companies desiring to do their own geophysical interpretation.

Technology and Capital Expenditures

        The geophysical industry is highly technical, and the requirements for the acquisition and processing of geophysical data have evolved continuously during the past 50 years. Accordingly, it is critical that our technological capabilities are comparable or superior to those of our competitors. We maintain our technological capabilities through continuing research and development, strategic alliances with equipment manufacturers, and by acquiring technology from others.

        Currently, we employ approximately 100 people in our research and development activities, substantially all of whom are scientists, engineers or programmers. Our research and development efforts focus on new acquisition technologies and processes and on our core processing and imaging software. In 2004, we formed a group to develop and apply technologies to record, process and interpret multi-component waveforms, an area of growing interest among our customers. During fiscal 2004, 2003 and 2002, research and development expenditures were $15.5 million, $11.6 million and $11.5 million, respectively. Our research and development budget for fiscal 2005 is approximately $18 million.

        During fiscal 2004, 2003 and 2002, capital expenditures for equipment were $30.5 million, $30.5 million and $87.1 million, respectively. The higher capital spending in 2002 was due primarily to the outfitting of a new seismic vessel. Our original capital expenditure budget for equipment in fiscal 2005 was $43 million, however, we currently expect to spend approximately $79 million, with the majority of the difference due to the replacement of lost equipment on the Veritas Viking (see Note 15 of Notes to Consolidated Financial Statements.) Most of this additional spending should be reimbursed through our insurance coverage. Most of our fiscal 2005 capital budget is allocated to replacement and upgrading of existing equipment. During fiscal 2004, 2003 and 2002, our cash multi-client investment, net of capitalized depreciation, was $126.3 million, $151.8 million and $169.2 million, respectively. For fiscal 2005, we are planning a cash multi-client investment of approximately $128 million. Our total planned cash investment in the company of $171 million is significantly less than our planned cash flow from operations and, therefore, we expect to generate a significant increase in our cash balance during fiscal 2005. At January 31, 2005, our cash balance had increased to $205 million.

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

        Our largest global competitors are Western-Geco (a joint venture between Schlumberger and Baker Hughes), Compagnie Générale de Géophysique S.A. and Petroleum Geo-Services ASA. Additionally, there are a large number of seismic companies, mostly small and local, in the land acquisition and land data processing areas where financial and technical barriers to entry are minimal. In the multi-client library business, we compete with the full-service seismic companies mentioned above, as well as with specialty library companies such as TGS Nopec Geophysical Company ASA and Seitel Inc.

        We compete to a lesser degree with large, state-affiliated companies such as BGP of China. These companies are large providers of seismic services in their home countries and have recently been expanding their operations to include other parts of the world. They are particularly aggressive in price sensitive markets, such as those involving large tenders to national oil companies, where low price is of paramount importance.

        Due to the constantly changing configurations of seismic crews and the immense numbers of channels in the market, it is impossible to discuss the global competition in land acquisition in any quantitative fashion. Tracking is easier in the marine acquisition market. As of July 31, 2004, our competitive analysis showed a total of 66 towed-streamer vessels working in the world, including: 26 3D vessels capable of towing eight or more streamers, 18 smaller 3D vessels and 22 2D vessels. Additionally, we estimate that there are approximately 17 vessels conducting ocean bottom cable seismic operations, a service we do not offer. In 2004, global vessel capacity exceeded demand, often resulting in aggressive price competition in this business, although temporary and local shortages of vessels with specific capabilities occasionally offered margin improvement opportunities. Between contract and multi-client work, we have been able to obtain relatively full utilization of our fleet with very little downtime between projects.

Backlog

        At July 31, 2004, our backlog of commitments for future revenue was $146.6 million, compared with $173.2 million at July 31, 2003. Approximately 29% of this backlog is related to multi-client surveys. We anticipate that the vast majority of the July 31, 2004 backlog will be completed in fiscal 2005. At January 31, 2005, our backlog had increased to approximately $300 million. This backlog consists of written orders or firm commitments. Contracts for services are subject to modification by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding period.

Significant Customers

        Our customers include major oil and gas companies, national oil companies and independent oil and gas companies. In fiscal 2004 and fiscal 2003, no customer accounted for 10% or more of our total revenue. In fiscal 2002, Petroleo Brasileiro S.A., the national oil company of Brazil, accounted for 12% of our revenue due to their licensing of several multi-client surveys in Brazil.

Employees

        During fiscal 2004, we employed an average of 2,871 people on a full-time basis. Our number of employees varies greatly due to activity changes in our land acquisition business and during fiscal 2004 ranged from a low of 2,307 to a high of 3,561. This variation typically occurs on a seasonal basis, with higher employee counts and higher revenues occurring during our second and third fiscal quarters, coinciding with the winter seismic acquisition seasons in Alaska and Canada. However, performance of large land surveys in South America or other locales can cause a marked shift from this pattern. A total of 7 employees in Argentina, and 32 in Singapore are subject to collective bargaining agreements. We consider our relations with our employees to be good.

Our SEC Reporting

        We electronically file certain documents with the SEC. We file annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (as appropriate) and proxy statements; along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

        We provide electronic access to our periodic and current reports on our internet website, www.veritasdgc.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. You may also contact our investor relations department at 832-351-8821 for paper copies of these reports free of charge.

ITEM 2.    Properties

        Our headquarters is located in Houston, Texas in a 218,151 square foot office and warehouse complex, which is leased. The complex houses data processing operations, as well as executive, accounting, research and development and operating personnel. This lease expires in the beginning of fiscal 2016. We lease additional space, aggregating approximately 658,360 square feet, which is used by our operations around the world, including the locations identified under Item 1. Business—Principal Operating Assets—Data Processing and Interpretation. These leases expire at various times through fiscal 2013. We also own and charter seismic acquisition vessels as listed under Item 1. Business—Principal Operating Assets—Marine Acquisition.

ITEM 3.    Legal Proceedings

        On occasion, we are named as a defendant in litigation relating to our normal business operations. Although we are insured against various business risks to the extent we believe prudent, there is no assurance that the nature and amount of such insurance will be adequate in every case. As of March 31, 2005, we are not a party to any legal proceeding that we believe to be material.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2004.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under the symbol "VTS." The following table sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods shown.

	Fiscal Period	High	Low
2004	4th Quarter	$25.01	$17.62
	3rd Quarter	23.55	12.05
	2nd Quarter	13.80	8.49
	1st Quarter	9.41	7.58
2003	4th Quarter	11.60	6.85
	3rd Quarter	8.45	6.10
	2nd Quarter	9.58	6.70
	1st Quarter	13.50	7.45

        On March 31, 2005, the last reported sales price for our common stock on the New York Stock Exchange was $29.96 per share. On March 31, 2005, there were approximately 345 record holders of common stock.

        Two shares of our special voting stock are authorized and outstanding, each existing as a series of our common stock. The shares were issued in 1996 and 1999 in connection with business combinations. These special voting shares possess a number of votes equal to the number of Veritas Energy Services Inc. Exchangeable Shares and Veritas Energy Services Inc. Class A Exchangeable Shares, Series 1 outstanding at any time. Veritas Energy Services Inc. is a wholly owned subsidiary. These exchangeable shares were issued to provide beneficial Canadian tax treatment for the Canadian shareholders of the Canadian corporations participating in the combination transactions. The exchangeable shares may be exchanged on a one-for-one basis for our common stock and when coupled with the voting rights afforded by the special voting shares are virtually identical to our common stock. Any reference to our shares in this annual report refers to all shares, including the exchangeable shares, unless the reference expressly excludes the exchangeable shares.

        Our common stock and the exchangeable shares are listed on the Toronto Stock Exchange. Although our common stock and exchangeable shares continue to be listed on the Toronto Stock Exchange, trading in our common stock and our exchangeable shares is currently not allowed in any of the provinces within which the shares were registered, including the Provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Quebec and Saskatchewan Canada. The securities commissions in those provinces have each issued orders that trading in our common stock and exchangeable shares cease until such time as we file with them our financial statements for the fiscal year ended July 31, 2004 and the quarters ended October 31, 2004 and January 31, 2005 and obtain an order reinstating trading. We intend to file our financial statements with each provincial securities commission and seek such orders reinstating trading as soon as the financial statements are completed.

Issuer Purchases of Equity Securities

        The following table summarizes stock repurchases for the fiscal year ended July 31, 2004:

Period	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum (or Approximate Value) of Shares (or Units) that were Purchased Under Plans or Programs(2)
August 2003	3,486		$8.17	—	—
September 2003	1,168		8.39	—	—
October 2003	339		8.27	—	—
February 2004	272		13.00	—	—
March 2004	1,222,590	(3)	16.36	—	—
June 2004	218		19.14	—	—

(1)
During the year ended July 31, 2004, we repurchased an aggregate of 5,579 shares other than as a part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans, which allow participants to use shares to satisfy tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)
As of July 31, 2004, there were no publicly announced plans or programs to repurchase stock.

(3)
Includes 1,222,494 shares repurchased in connection with the issuance of our Convertible Senior Notes. (See Note 5 to the Notes to Consolidated Financial Statements.)

        We have not paid any dividends on our common stock during the two most recent fiscal years and have no current plans to pay any dividends. The payment of any future dividends on our common stock would depend upon our financial condition and upon a determination by our Board of Directors that the payment of dividends would be desirable. Our current bank debt agreement prohibits the payment of cash dividends.

Equity Compensation Plan Information

        Information related to our equity compensation plans for both non-employee directors and key employees as of July 31, 2004, and information related to potential ownership dilution as of such date, may be found under "Equity Compensation Plan Information" in Item 12.

        Our stock option and restricted stock plans are described further in Note 9 of Notes to Consolidated Financial Statements.

ITEM 6.    Selected Consolidated Financial Data

	Years Ended July 31,
	2004(1)	2003(2) Restated(3)	2002(5) Restated(3)	2001 Restated(4)	2000 Restated(4)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$564,469	$501,821	$452,183	$476,640	$353,029
Income (loss)	5,221	(59,097)	(24,051)	21,440	5,573
Income (loss) per common share—basic	..16	(1.77)	(.74)	..70	..22
Income (loss) per common share—diluted	.15	(1.77)	(.74)	.68	.21
Balance Sheet Data:
Total assets	$776,246	$790,945	$781,403	$796,389	$609,109
Long-term debt (including current maturities)	155,000	194,225	140,000	135,000	135,106

(1)
Fiscal 2004 included charges of $22.1 million related to a change in multi-client accounting and $7.4 million related to debt refinancing. The change in multi-client accounting may affect the comparability between periods and is more fully described in Note 1 of Notes to Consolidated Financial Statements.

(2)
Fiscal 2003 included charges of $39.3 million for goodwill impairment, $4.9 million for impairment of a multi-client survey, $7.6 million loss related to the sale of our (RC)2 software operations and $21.0 million related to deferred tax asset valuation allowances.

(3)
Periods prior to fiscal 2004 have been restated to reflect correction of certain accounting errors as described in Note 16 of Notes to Consolidated Financial Statements.

(4)
The results of fiscal years 2001 and 2000 have been restated for correction of clerical and account reconciliation errors described in Note 16 of Notes to Consolidated Financial Statements, with the restatement decreasing net income in both years by $1.0 million and $0.9 million respectively.

(5)
Fiscal 2002 included charges of $55.3 million for impairment of multi-client surveys, $14.6 million for costs of a terminated merger and $6.5 million valuation allowance for Argentine deferred tax assets.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Seismic spending during fiscal 2004 followed different patterns than in the past, with large numbers of seismic vessels being operated in the Asia Pacific region and employed by national oil companies. Major petroleum resource holders such as ONGC in India, PEMEX in Mexico and Petronas Carigali in Malaysia, together utilized up to 15 out of an estimated global fleet of 66 towed-streamer seismic vessels. In June 2004, 24 vessels, or 36% of the estimated global towed-streamer seismic fleet, were operating in Asia, leaving some areas of the world, such as the North Sea, capacity constrained for the first time in many years. Due to the time lag between bidding and actual performance of work, this short-term supply imbalance did not affect pricing of fiscal 2004 work. However, we are currently experiencing price improvement in some markets and believe pricing in the overall industry should improve during the remainder of fiscal 2005.

        Multi-client investment by the seismic industry has declined precipitously over the last two to three years. In years past, it was common to find half of the global seismic fleet occupied on multi-client work; now we estimate the figure is in the 20% range. Today, many seismic companies are striving for the immediate and relatively certain cash flows offered by contract work versus the potentially higher but riskier cash flows offered by multi-client investments. Ordinarily, a shift out of multi-client work of this magnitude would have led to a severe downturn in the industry. However, large-scale contract projects sponsored by national oil companies have utilized much of the shifted capacity.

        Assuming that oil and gas prices remain near the current historically high range, we believe that the demand for seismic data will increase on a global basis. The national oil companies, in general, are currently very active in exploring for oil, and are venturing beyond their own borders to do so. Independent oil and gas companies also seem very optimistic about exploration and, from our experience, are very willing to exploit the advantages offered by multi-client data: its immediate availability and relatively low price as compared to proprietary surveys. Accessing large reserves in the Middle East and former Soviet Union is proving more complicated than anticipated, fueling growing concerns about reserve replacement and production sustainability, particularly among the largest oil and gas companies. We are seeing an increase in exploration expenditures by oil and gas companies, which, if the trend continues, bodes well for the seismic industry. Oil and gas companies have started to react to this surge of exploration activity, trying to secure drilling rigs and seismic vessels several months in advance, a pattern that we have not seen in the recent past because of industry overcapacity.

        We believe that we are well positioned to take advantage of a market upturn. We have a large, strategically positioned data library that includes many surveys that have not only been acquired and processed with the latest technology, but that have been enhanced with secondary processing techniques such as pre-stack depth migration. We have invested heavily in new technology, both in the acquisition and in the processing areas, and we now find that our solid streamer equipped vessels and advanced processing capabilities are in demand where the highest data quality and latest processing techniques are required. As the positive trends in the market continue, we believe we will generate improved results over recent years in the form of higher revenue, earnings and cash flow.

Restatement

        As described on page 1 of this annual report, we have restated our financial statements to correct certain accounting errors. The restatement has not caused us to be in default under any of our debt covenants. We obtained waivers from our lenders related to the timing of our delivery of financial statements to them, extending the due date to May 15, 2005. As of March 31, 2005, the total amount utilized under our Credit Agreement was $2.4 million, all in the form of letters of credit. Additionally, the restatement has delayed the registration of our Convertible Senior Notes, resulting in our payment of liquidated damages to the holders of the Convertible Senior Notes in the amount of $2,153 per day from August 31, 2004 until the registration is completed.

Results of Operations

Fiscal 2004 Compared with Fiscal 2003 (Restated)

        Revenues.    Revenues increased 12%, from $501.8 million in fiscal 2003 to $564.5 million in fiscal 2004. Multi-client revenues were responsible for most of the increase, growing by 26%. Contract revenues increased by a net 2% due to a shift of our vessels from multi-client to contract work, offset by a decline in our contract land acquisition revenue in South America. In response to this decline, we are reducing our land acquisition presence in South America and redeploying our assets and key personnel into other markets.

        Revenues consisted of the following:

	Years Ended July 31,
	2004	2003 Restated	% Change
	(Dollars in millions)
Multi-client:
Land	$66.0	$56.6	17%
Marine	209.1	161.3	30%

Subtotal	275.1	217.9	26%
Contract:
Land	154.0	157.2	(2%)
Marine	135.4	126.7	7%

Subtotal	289.4	283.9	2%

Total Revenues	$564.5	$501.8	12%

        Operating income (loss).    Operating income increased by $39.9 million, from a loss of $12.1 million in fiscal 2003 to operating income of $27.8 million in fiscal 2004. Fiscal 2003 included charges of $51.8 million related to asset impairments and reserves while fiscal 2004 included a $22.1 million charge related to a change in accounting for multi-client library. The difference in the amount of these charges had the effect of increasing our operating income by $29.7 million. The remaining $10.2 million increase in operating income is the result of increased multi-client margins of $10.4 million, increased contract margins of $1.9 million and reduced general and administrative costs of $1.8 million partially offset by $3.9 million of additional R&D spending.

        In fiscal 2003, contract margin included a $2.9 million charge to establish a reserve against an account receivable from one of our customers. This receivable was settled in the first quarter of fiscal 2004 resulting in a gain of $0.6 million.

        General and administrative expense decreased by $1.8 million. The decrease was due primarily to lower severance cost in the current year, partially offset by expenses associated with requirements of the Sarbanes-Oxley Act and related rules.

        Research and development expense increased by $3.9 million. A substantial amount of the increase was due to work on multi-component (pressure and shear wave) acquisition and processing. We spend the majority of our research budget on developing advanced processing techniques.

        The fiscal 2004 charge of $22.1 million is included in cost of services on the "Consolidated Statements of Operations and Comprehensive Income (Loss)" and relates to a change in accounting for our multi-client library. This charge represents the adjustment necessary to reduce each of our surveys as of August 1, 2003, the first day of fiscal 2004, to a balance no greater than that which would have been recorded had we been using the new method. While the sales forecast method remains our primary means of expensing multi-client surveys, we have now established a minimum cumulative amortization for each survey based upon straight-line amortization over five years. The monthly expense recognized for each survey is the greater of the amount derived by the sales forecast method or the amount of minimum amortization. This is a change from the prior method that provided for a minimum amortization only during the last two years of the survey's book life.

        The fiscal 2003 charge of $51.8 million includes an impairment of multi-client surveys of $4.9 million, an impairment and severance expense related to the sale of (RC)2, our reservoir characterization software business, of $7.6 million, and an impairment charge for goodwill of $39.3 million, with each charge described more fully below.

        We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In fiscal 2003, we recognized a $4.9 million pretax impairment charge related to a survey in the Gulf of Mexico that we have been unable to license. This survey was acquired at right angles to an existing survey and customers have not been willing to pay for the moderately increased resolution.

        We had not been satisfied with the results of the software operation acquired with the (RC)2 business in February 2001. We were not making the software sales projected in our acquisition plan and were ineffective at bringing any new products to market. In the fourth quarter of fiscal 2003, we decided to sell this operation and entered into a letter of intent with Seismic Micro-Technology, Inc., a company more focused on software development. We took a charge in fiscal year 2003 of $7.6 million related to these operations, of which $5.9 million was applied to reduce the carrying value of the (RC)2 software to its estimated market value of $2.0 million. The remaining $1.7 million primarily related to employee severance and facility costs. The sales agreement allows us to continue using the (RC)2 suite of software in our reservoir consulting business. In addition, we have entered into an agreement that allows us to continue as sales agents of the software. The sale closed in September 2003.

        Our reduced earnings in fiscal year 2003, coupled with the instability in our industry, led to a sharp decline in our stock price in fiscal year 2003, leaving our market value below our book value. As a result of our continued weak stock price and the sale of the (RC)2 software business, we performed an evaluation of our existing goodwill balance at the end of fiscal 2003. This analysis indicated our goodwill was impaired and, as a result, we recognized an impairment charge of $39.3 million, an amount equal to our entire goodwill balance.

        Income taxes.    Our provision for income taxes decreased by $24.5 million from fiscal 2003 to fiscal 2004 due principally to two reasons. First, fiscal 2003 was negatively impacted by unbenefited net operating losses, non-deductibility of our goodwill impairment and increased valuation allowances on our deferred tax assets. Second, fiscal 2004 was positively affected by the reduction of certain tax contingencies and resolution of certain tax matters in early calendar year 2005, due to the extended open period of fiscal 2004 caused by our restatement. (See Note 7 of Notes to Consolidated Financial Statements for further information on income taxes.)

Fiscal 2003 (Restated) Compared with Fiscal 2002 (Restated)

        Revenues.    Revenues increased 11%, from $452.2 million in fiscal 2002 to $501.8 million in fiscal 2003. Multi-client revenues decreased 2% primarily due to lower sales of completed surveys in the Gulf of Mexico and Canada offshore, partially offset by increased revenue from the Canadian foothills, Nigeria and Brazil. Contract revenues increased 24% due to projects in the Gulf of Mexico, Trinidad, Asia Pacific and U.S. onshore. Contract revenue represented 57% of the total revenue in fiscal 2003, compared to 51% in 2002.

        Revenues consisted of:

	Years Ended July 31,
	2003 Restated	2002 Restated	% Change
	(Dollars in millions)
Multi-client:
Land	$56.6	$48.8	16%
Marine	161.3	174.1	(7%)

Subtotal	217.9	222.9	(2%)
Contract:
Land	157.2	142.5	10%
Marine	126.7	86.8	46%

Subtotal	283.9	229.3	24%

Total Revenues	$501.8	$452.2	11%

        Operating income (loss).    Our operating loss increased from $0.8 million in fiscal 2002 to $12.1 million in fiscal 2003. Fiscal 2003 includes an impairment charge for goodwill of $39.3 million, an impairment of multi-client surveys of $4.9 million and a reserve for the sale of (RC)2 of $7.6 million. Fiscal 2002 included a $55.3 million impairment of multi-client surveys and a $14.6 million charge related to our proposed merger with Petroleum Geo-Services ASA. The total charges described above were $51.8 million in fiscal 2003 and $69.9 million in fiscal 2002, which had the effect of decreasing our operating loss from fiscal 2002 to fiscal 2003 by $18.1 million. Several other items offset this positive change. Although contract margins increased due to higher pricing and favorable geographic mix, overall margins declined due to lower margins from multi-client revenue caused by lower sales of fully amortized, 100% margin, surveys. Operating income in fiscal 2003 was further reduced by $10.6 million of forced amortization of slow moving multi-client surveys, as compared to $5.3 million of forced amortization in fiscal 2002. Forced amortization is the amortization required to reduce the book value of a survey to the value that would have been recorded had the survey been subject to straight-line amortization over the last 24 months of book life, rather than amortization resulting from application of the sales forecast method. (See Note 1 of Notes to Consolidated Financial Statements for a detailed description of multi-client accounting.) Forced amortization does not indicate that a survey is impaired, only that sales-to-date have been insufficient to maintain a minimum cumulative amortization. Our operating loss in fiscal 2003 was increased by $2.9 million as a result of a charge to establish a reserve against our account receivable from one of our customers. Our balance sheet exposure to this claim was $2.9 million, as of July 31, 2003. This issue was resolved in the first quarter of fiscal 2004, resulting in a gain of $0.6 million.

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

        In fiscal 2002, we recognized a $55.3 million pretax impairment charge related to 11 of our multi-client library surveys. Seven of these were land surveys located in the Gulf Coast region. Exploration spending was very low in this region since we completed these surveys, and we did not anticipate any sales of these surveys in the foreseeable future. Therefore, these surveys were written off, with a net charge of $28.8 million. We have one survey in the Gulf of Mexico that was shot at a cost significantly exceeding its original budget. As we did not forecast enough sales to amortize the remainder of the cost of the survey, we wrote it down by $16.0 million. This left $10.0 million of cost for this survey, an amount we believed to be the fair value of the survey based on future estimated sales. In the Shetland-Faroes area of the North Sea, we have a large survey that has been troubled by an ongoing territorial dispute. When the dispute was settled, nine-year concessions were awarded to various licensees. Given the length of the license period, we did not foresee significant near-term additional licensing of this survey, and we wrote it off with a net charge of $9.4 million. We also have two small 2D surveys that were written off with a net charge of $1.1 million.

        We had not been satisfied with the results of the software operation acquired with the (RC)2 business in February 2001. We were not making the software sales projected in our acquisition plan and were ineffective at bringing any new products to market. In the fourth quarter of fiscal 2003, we decided to sell this operation and entered into a letter of intent with Seismic Micro-Technology, Inc., a company more focused on software development. We took a charge in the fourth quarter of fiscal 2003 of $7.6 million related to these operations, of which $5.9 million of this charge was applied to reduce the carrying value of the (RC)2 software to its estimated market value of $2 million. The remaining $1.7 million primarily relates to employee severance and facility costs. The sales agreement allows us to continue using the (RC)2 suite of software in our reservoir consulting business. The sale closed in September 2003.

        Our reduced earnings, coupled with the instability in our industry, led to a sharp decline in our stock price, leaving our company's market value below our book value. As a result of our weak stock price and the sale of the (RC)2 software business, we performed an evaluation of our existing goodwill balance at the end of fiscal 2003. This analysis indicated our goodwill was impaired and, as a result, we recognized an impairment charge of $39.3 million, an amount equal to our entire goodwill balance.

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

        Other (income) expense, net.    Other (income) expense, net decreased from $4.4 million in fiscal 2002 to $0.2 million in fiscal 2003. Foreign exchange losses in Argentina and Canada contributed $4.0 million of net expense to fiscal 2002. Additionally, a loss on an investment contributed $1.4 million of additional expense in fiscal 2002. This was partially offset by a decrease in interest income from $1.4 million in fiscal 2002 to $1.0 million in fiscal 2003 as a result of lower cash balances in the first half of the fiscal 2003 as compared to fiscal 2002. Additionally, our unconsolidated joint venture in Indonesia incurred a loss of $1.1 million in fiscal 2003 compared to income of $0.2 million in fiscal 2002. (See Note 1 of Notes to Consolidated Financial Statements for information related to the consolidation of our joint venture.)

        Income taxes.    Our provision for income taxes increased by $23.0 million from fiscal 2002 to fiscal 2003 due primarily to the impact in fiscal 2003 of unbenefited net operating losses, non-deductibility of our goodwill impairment and increased valuation allowances on our deferred tax assets.

Liquidity and Capital Resources

Sources and Uses

        Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public and private debt financing, equity sales, equipment financing and our revolving loan facility and trade credit. We believe that our current cash balance and cash flow from operations are adequate to meet our liquidity needs for the next twelve months and expect to increase our cash balance during fiscal 2005.

        For the past three fiscal years, cash provided by our operating activities has increased while combined expenditures for capital equipment and multi-client surveys have declined. We expect spending to increase modestly in fiscal 2005, but also expect that cash provided by operating activities will again exceed our investment in our operations. For fiscal 2005, we budgeted capital expenditures of approximately $43 million and cash multi-client library investment of approximately $128 million for a combined investment of approximately $171 million. These amounts are relatively flexible and will be adjusted to meet the needs of the business. We expect replacement of equipment lost from the Veritas Viking will increase our capital expenditures for fiscal 2005 to approximately $79 million, but we expect reimbursement of most of this additional amount in the form of insurance proceeds. In addition to these amounts, we plan to spend approximately $18 million for research and development. During the six months ended January 31, 2005, we have spent $17.2 million on capital expenditures, $58.7 million for multi-client library investment and $9.1 million on research and development.

Debt Structure

        On March 3, 2004, we sold $125.0 million aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 to an initial purchaser in a private placement. On March 11, 2004, we sold an additional $30.0 million of these Convertible Senior Notes to the initial purchaser. The notes are our senior unsecured obligations and are convertible under certain circumstances described below into a combination of cash and our common stock at a fixed conversion price of $24.03 (subject to adjustment in certain circumstances), which is equivalent to an initial conversion ratio of approximately 41.6 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, or a maximum of approximately 6.5 million shares for the $155.0 million aggregate principal amount outstanding. In general, upon conversion of a note, the holder of such note will receive cash equal to the $1,000 principal amount of the note and shares of our common stock for the note's conversion value in excess of such principal amount. We used $129.0 million of net proceeds from the sale of the Convertible Senior Notes to repay in full the term C loan and to prepay portions of the term A and B loans under our credit facility described below. The remaining $20.0 million of net proceeds from the Convertible Senior Notes was used to repurchase, in negotiated transactions, 1,222,494 shares of our common stock sold by certain purchasers of the Convertible Senior Notes in connection with the offering.

        The Convertible Senior Notes bear interest at a per annum rate which is equal to the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The interest rate of the notes, from March 15, 2005 through June 14, 2005, is 2.26%, based on a LIBOR rate of 3.01%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued.)

        Under certain circumstances and at the option of the holder, the Convertible Senior Notes are convertible prior to the maturity date into cash and shares of our common stock. Certain of these circumstances may result in classification of the Convertible Senior Notes as current on our balance sheet. These circumstances include.

  (1)
  the closing sale price of our common stock is over 120% of the conversion price for a specified number of trading days;

  (2)
  if we called the notes for redemption and the redemption has not occurred;

  (3)
  the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the number of shares our common stock issuable upon conversion of the notes; or

  (4)
  the occurrence of specified corporate transactions.

        The Convertible Senior Notes were sold to Deutsche Bank Securities, Inc., the initial purchaser, under an exemption provided by section 4(2) of the Securities Act. The initial purchaser concurrently sold the notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. We entered into a registration rights agreement in which we agreed to file within 90 days of March 3, 2004 a registration statement with the SEC to register resales of the notes and the underlying shares of common stock. We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, due to the delay in filing required reports as a result of our restatement of our financial information the registration statement is not yet effective. Because we are required to pay liquidated damages in the event the registration statement was not effective on or before August 31, 2004, or under certain other circumstances, we have been incurring such damages in the amount of $2,153 per day since August 31.

        On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provided term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes due October 2003. We used $129.0 million of net proceeds from the Convertible Senior Notes described above to repay in full the term C loan and to prepay portions of the term A and B loans. In addition, we prepaid the remaining $51.3 million of Term Loans using cash on hand. We recorded $7.4 million in charges relating to the retirement of the $180.3 million Term Loans which included expensing of debt issuance costs, cancellation of interest rate swaps and prepayment penalties. These charges are included in interest expense on the "Consolidated Statement of Operations and Comprehensive Income (Loss)." The revolving loan facility is still available to us, although not currently drawn upon. Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

        As of July 31, 2004, there were $2.7 million in letters of credit outstanding under the revolving loan facility, leaving $52.3 million available for borrowings. In addition to the revolving loan facility, we have various unsecured lines of credit with lending institutions that operate in geographic areas not covered by the lending institutions in our revolving loan facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of July 31, 2004, $4.1 million in letters of credit were outstanding under these lines. The Credit Agreement prohibits us from, among other things, paying cash dividends.

        Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At July 31, 2004, the carrying value of the secured assets, including intercompany receivables, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants relate to measurements as of quarter ending dates; as of July 31, 2004 and as of our last fiscal quarter, ended January 31, 2005, we were in compliance of these financial covenants. During March 2005, we obtained waivers from our lenders under the Credit Agreement related to the late filing of our financial statements. The waivers allow us to deliver our required reports for fiscal 2004 and for the first and second quarters of fiscal 2005 to the lenders by no later than May 15, 2005.

If we are unable to meet this deadline or are unable to extend it further, our ability to borrow under the Credit Agreement may be restricted.

        The following table presents our contractual obligations as of July 31, 2004 for the specified periods:

	Payments Due
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More Than 5 years
	(In thousands)
Long-term debt	$155,000	$—	$—	$—	$155,000
Estimated interest payments(1)	68,894	3,503	7,006	7,006	51,379
Operating leases	147,029	44,992	56,540	19,579	25,918
Potential payments under letters of credit	6,811	6,014	797	—	—
Other long-term liabilities(2)	11,854	—	139	165	11,550

(1)
The interest rate on our debt is LIBOR less 0.75%. For purposes of this table we used our current interest rate of 2.26% based on a LIBOR rate of 3.01%. Each 100 basis point increase in LIBOR will increase our annual interest expense by $1.55 million per year.

(2)
Includes income tax, deferred revenue, pension and retirement obligations for which the timing of payment is uncertain.

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

Off-Balance Sheet Arrangements

        As of July 31, 2004, we had no off-balance sheet instruments. Our limited hedging program has consisted of off-balance sheet instruments to fix the U.S. dollar value of foreign currency payments to be made under a Norwegian vessel charter and interest rate swap contracts that effectively fixed the interest rate on $80.0 million of our variable rate long-term bank debt. These instruments are described in detail in Item 7A. "Quantitative and Qualitative Disclosures Regarding Market Risk" as well as in Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Policies

        While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements or the degree of subjectivity inherent in the assumptions required by the policies. These are described in detail below.

Revenue Recognition

        Customer contracts for our services vary in terms and conditions. We review the deliverables in each contract and, where applicable, apply the accounting guidance contained in EITF 00-21, "Accounting for Revenue Contracts with Multiple Deliverables (EITF 00-21)".

        For most contract services, we recognize revenue on a proportional performance method based upon output measures as work is performed. This method requires that we recognize revenue based upon quantifiable measures of progress, such as kilometers shot or processed. In contracts where our customer pays separately for the mobilization of equipment, EITF 00-21 requires us to recognize such mobilization fees as revenue during the performance of the seismic acquisition.

        Revenues from the licensing of multi-client surveys are based upon agreed rates set forth in the contract and are recognized upon physical delivery of, or customer access to, the surveys. During the acquisition and processing phase of a multi-client survey, in most cases we recognize revenue on in-process multi-client surveys after obtaining a signed license agreement that gives the customers access to survey results as they occur, based upon a proportional performance method, using quantifiable measures of progress, such as kilometers shot or processed. After completion of a multi-client survey, we recognize revenue upon delivery of data to our customer or the customer's designee. Provisions exist in certain contracts with our customers that provide for a full refund if certain deadlines are not met or provide for a revenue sharing arrangement with the customer such that the final sales price is not fixed or determinable. For contracts with these provisions, we will not recognize the revenue under the proportional performance method for that contract and, instead, will defer revenue recognition until performance is complete or the sales price is fixed or determinable.

Multi-Client Data Library

        We collect and process geophysical data for our own account and retain all ownership rights. We license the data to clients on a non-transferable basis. In some circumstances, we have sold on a non-exclusive basis rights to data prior to our collecting and processing such data, i.e., we have made the first of what we anticipate will be multiple discrete sales of licenses to the same data.

        We capitalize costs associated with acquiring and processing the data as an investment in our multi-client data library. The capitalized costs of multi-client data are charged to cost of services in the period sales of licenses occur based upon the greater of the percentage of total costs to total estimated sales for the first five years multiplied by actual sales, a process called the sales forecast method, or five-year straight-line amortization from the date of survey completion. Effective August 1, 2003, we changed our minimum amortization policy with regard to multi-client data and recorded a charge of $22.1 million, included in cost of services in our Consolidated Statement of Operations. Under the prior method, capitalized costs of multi-client surveys were charged to cost of services in the period sales occurred, using the sales forecast method, over an estimated five-year useful life. However, during the last 24 months of a survey's useful life, amortization was the greater of the amount resulting from the sales forecast method or straight-line amortization of the remaining book value over the remaining portion of the original five-year estimated useful life. Under the new method, capitalized costs of multi-client surveys are charged to cost of services over an estimated five-year useful life based upon the greater of the result (higher expense) under the sales forecast method or cumulative straight-line amortization from survey completion over an estimated five-year useful life. However, the sales forecast method remains our primary method of calculating cost of services. We believe this method of amortizing the capitalized costs aligns the amount of amortization to the period in which the economic benefits of the capitalized costs are consumed.

        Estimated sales are determined based upon discussions with our clients, our experience and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenues. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue, and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect.

        Assuming that the overall volume of sales, mix of surveys generating revenue in the period and minimum amortization amounts were held constant in fiscal 2004, an increase of 10% in the sales forecasts of all of our surveys would have decreased our cost of services by approximately 2%, or approximately $10 million.

        Our ability to accurately forecast sales of our library surveys for several years into the future is affected by unforeseeable changes in commodity prices, exploration success in the area of the survey and the overall investment decisions of our customers. Therefore, we update our sales forecast for surveys with a significant book value on a quarterly basis to ensure that the most current market information is considered.

        The total amortization period of 60 months represents the minimum period over which benefits from these surveys are expected to be derived. We have determined the amortization period of 60 months based upon our historical experience that indicates that the majority of our revenues from multi-client surveys are derived during the acquisition and licensing phases and during the 5 years subsequent to survey completion. Any future decrease in the minimum amortization period would have the effect of increasing cost of services and reducing the carrying value of the multi-client data library.

        We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. Any future reductions in sales estimates may result in an impairment charge that increases cost of services and reduces the carrying value of the multi-client data library. For example, in fiscal 2003, we recognized a $4.9 million pretax impairment charge related to a survey in the Gulf of Mexico that we had been unable to license.

Deferred Tax Asset

        Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. A valuation allowance, by tax jurisdiction, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is then adjusted if the realization of deferred tax assets subsequently becomes more likely than not.

        During fiscal 2004, our valuation allowances increased $11.9 million principally because historical losses indicated that future taxable income may not be sufficient to realize deferred tax benefits. If we do not record cumulative losses in future periods, we may determine that the realization of tax assets is more likely than not and revise our valuation allowance. As of July 31, 2004, we had recorded $73.0 million in valuation allowances, all of which are subject to periodic evaluation.

        Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During fiscal 2004, we did not recognize any amount related to these benefits.

Software Capitalization and Amortization

        Software available for sale is included in other assets on our consolidated balance sheets. Software acquired through the purchase of software companies is capitalized at estimated fair market value through the allocation of the purchase price. For internally developed software, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release.

        The amortization of capitalized software is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The period of amortization begins when the software is released to the market. Estimated useful lives of our software products range from three to five years.

        Estimated sales are determined based upon discussions with our clients, our experience and our knowledge of industry trends. Changes in sales estimates will have the effect of changing cost of services. An increase in projected sales will result in lower cost of services as a percentage of sales and higher earnings. A decrease in projected sales will result in higher cost of services as a percentage of sales and lower earnings. Any future increases or decreases in our estimates of useful lives will have the effect of decreasing or increasing future cost of services with an inverse effect on earnings.

Recent Accounting Pronouncements

        We maintain stock-based compensation plans that are accounted for using the intrinsic value based method allowed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under that method, compensation expense is recorded in the consolidated financial statements when the quoted market price of the underlying stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. Our plans do not permit us to grant stock options at a price lower than market, therefore, we do not record any compensation expense related to stock options. In December 2004, the Financial Accounting Standards Board released SFAS No. 123R, a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R, which will become effective for us beginning with our first quarter of fiscal 2006, will require us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards. As required by SFAS No. 148, "Accounting for Stock-Based Compensation," we disclose the pro forma effect of stock-based compensation expense on net income and earnings per share that would have been recorded had we used the fair value based method. As presented in Note 1 of the Notes to Consolidated Financial Statements, adoption of SFAS No. 123R will likely reduce our reported net income or increase our reported net loss in future periods.

        In December 2003, the Financial Accounting Standards Board issued FIN 46R, a revision to FIN 46 "Consolidation of Variable Interest Entities". FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We adopted FIN 46R on April 30, 2004. Adoption did not have a material effect on our financial position or results of operations, however, it required consolidation as of April 30, 2004 on a prospective basis of our 80% owned Indonesian joint venture, which was accounted for under the equity method prior to adoption of FIN 46R. The 80% owned joint venture provides processing and acquisition services and licenses to our multi-client data. This change is reflected in an increase of multi-client data of $2.3 million, an increase in current assets net of current liabilities of $0.6 million and a decrease in investment in and advances to joint ventures of $3.1 million.

        In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pension and Other Postretirement Benefits." This statement retains the disclosures required by SFAS No. 132 and adds additional disclosures. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. We adopted SFAS No. 132 (Revised 2003) in the quarter ended April 30, 2004.

Risk Factors

As a provider of geophysical technologies, our business is substantially dependent on the level of capital expenditures by oil and gas companies, and is more specifically dependent on exploration expenditures.

        Capital expenditures by oil and gas companies are affected by several factors including actual and forecasted petroleum commodity prices and the companies' own short term and strategic plans. These capital expenditures may also be affected by worldwide economic conditions. Should there be a sustained period of substantially reduced exploration expenditures by oil and gas companies the demand for geophysical services likely will drop, adversely affecting our results of operations and cash flow during the affected period. In recent years, many of our customers have been using a substantial portion of their discretionary cash to pay down debt, buy back their stock, drill low-risk prospects and maximize production from existing fields rather than exploring for new prospects. While we believe this trend has ended, due to recent commodity price increases and current supply and demand forecasts, there can be no guarantee that oil and gas companies will engage in substantial or prolonged exploration programs involving seismic spending. While petroleum commodity prices are currently high from a historical perspective, history has shown these prices to be very volatile.

Weak demand or technological obsolescence could impair the value of our multi-client data library.

        We have invested significant amounts in acquiring and processing multi-client data and expect to continue to do so for the foreseeable future. There is no assurance that we will recover all the costs of such surveys. Technological, regulatory or other industry or general economic developments could render all or portions of our multi-client data library obsolete or reduce its value. For example, in fiscal 2003 and fiscal 2002 we incurred $4.9 million and $55.3 million, respectively, in impairment charges related to slow moving surveys in our multi-client library. These surveys were found to be impaired for various reasons, including slow acreage turnover in the case of U.S. land surveys, a border dispute in the case of a Shetland-Faroes survey and excessive acquisition cost in the case of a Gulf of Mexico survey. Additionally, our individual surveys have a book life of five years, so particular surveys may undergo significant amortization even though sales of licenses are weak or non-existent, reducing the profits of the company.

We are dependent on achieving and maintaining technological advances, which creates risks regarding technological obsolescence, requirements for substantial future capital expenditures, the unavailability of necessary technology and the failure of new technologies.

        The development of geophysical data acquisition and processing equipment has been characterized by rapid technological advancements in recent years. We expect this trend to continue. We will be required to invest substantial capital in the future to maintain our technology. Furthermore, manufacturers of geophysical equipment may develop new systems that render our equipment, even if recently acquired, obsolete or less desirable, requiring significant additional capital expenditures. Because some of our competitors are themselves leading designers and manufacturers of seismic equipment, we may not have access to their technology. Even if critical new and advanced equipment is available to us, we may not have funds available or be able to obtain necessary financing on acceptable terms to acquire it. Further, any investment we may make in a perceived technological advance may not be effective, economically successful or otherwise accepted in the market.

We face intense competition in our industry, which could adversely affect our results.

        Competition among geophysical service providers historically has been, and we expect will continue to be, intense. Competitive factors in recent years have included price, crew experience, equipment availability, technological expertise and reputation for quality, safety and dependability. Some of our competitors operate substantially more data acquisition crews and have significantly greater financial and other resources than we do. These larger and better-financed operators could enjoy an advantage over us in a competitive environment for contract awards and data sales and in the development of new technologies. Other competitors operate with extremely low overhead and compete vigorously on price in certain markets where that is the determining factor in awarding work. These low-cost competitors can have a competitive advantage over us in these markets.

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

        Our operating results vary in material respects from quarter to quarter and will most likely continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for data acquisition, customers' budgetary cycles, the timing of offshore lease sales and the effect of such timing on the demand for geophysical activities, seasonal factors and the timing of sales of geophysical data from our multi-client data library, which may be significant to us and which are not typically made in a linear or consistent pattern. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any fiscal period.

We may be unable to attract and retain key employees, which could adversely affect our business.

        Our success depends upon attracting and retaining highly skilled professionals and technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services. In addition, our success will depend to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business.

We are still in the process of improving our internal controls and procedures, which we determined were materially weak.

        As disclosed in the explanatory note on page 1, Item 9A. "Controls and Procedures," we have identified material weaknesses in our internal controls that have allowed accounting errors to occur and remain undetected for lengthy periods of time. In response to these deficiencies in our internal controls, we have begun the process of improving our internal control structure and internal control procedures across our company. Full implementation of these improvements will be accomplished over a period of time, but until these efforts are successfully completed, we could experience future accounting and financial reporting problems. Accounting and financial reporting problems could result in, among other things, securities litigation claims, investigations by the SEC and possible fines and penalties, and a loss of investor confidence which could adversely affect the trading prices of our debt and equity securities and adversely affect our ability to access financing sources.

We face risks associated with our foreign revenue generating activities.

        Substantial portions of our revenues are derived from foreign activities. During the fiscal year ended July 31, 2004, approximately 57% of our revenue, or $319.3 million, was attributable to activities outside the United States. During the fiscal year ended July 31, 2004, we recognized revenue from the following foreign countries that represented 1% or more of our consolidated revenue on a gross basis for the fiscal year:

Country of Origin	Revenue
(in millions)
Argentina	$21.5
Australia	25.6
Brazil	32.4
Canada	88.3
India	17.1
Italy	6.4
Malaysia	7.7
Netherlands	10.6
Nigeria	7.5
Norway	10.5
Oman	19.0
United Kingdom	43.3

        Foreign revenues are subject to certain risks, including those related to rates of currency exchange, border disputes, war, terrorism, civil disturbances, embargo, and government activities such as radical changes in tax regulations or investment laws. We are exposed to these risks in all of our foreign operations to some degree, and our exposure could be material to our financial condition and results of operations where the political and legal environment is less stable and we generate significant revenue or have large local investments, such as in Argentina, Brazil, Nigeria, and Oman.

        Revenue generating activities in certain foreign countries may require prior United States government approval in the form of an export license and otherwise be subject to tariffs and import/export restrictions. These laws change over time and may result in limitations on our ability to compete globally. In addition, non-U.S. persons employed by our separately incorporated foreign subsidiaries conduct business in foreign jurisdictions that are subject to U.S. trade embargoes, have been identified by the U.S. government as state sponsors of terrorism or are subject to sanctions by the U.S. Office of Foreign Assets Control. For example, during fiscal 2004 we generated $1.5 million of revenue from Libyan customers, $428,000 of revenue from Iranian customers and $9,000 of revenue from a Syrian customer. We have typically generated revenue in these countries through the performance of data processing, reservoir consulting services and the sale of software licenses and software maintenance. The governments of Libya, Iran and Syria have been identified by the U.S. government as state sponsors of terrorism and are subject to sanctions by the U.S. Office of Foreign Assets Control and either directly or indirectly control the activities of our customers within their borders. Our relations with customers in these countries are current and on going. We have procedures in place to conduct these operations in compliance with applicable U.S. laws. However, failure to comply with U.S. laws on foreign operations could result in material fines and penalties.

        Finally, some of our operational activities result in accounts receivable or accounts payable that are denominated in foreign currencies and, therefore, subject to fluctuations in foreign currency exchange rates. There can be no assurance that we will not experience difficulties in connection with future foreign revenue generation and, in particular, adverse effects from foreign currency fluctuations.

We operate under hazardous conditions that subject us to risk of damage to property or personal injuries and may interrupt our business.

        Our seismic data acquisition activities involve operating under extreme weather and other hazardous conditions. These operations are subject to risks of loss to property and injury to personnel from fires, accidental explosions, ice floes, and high seas. On January 18, 2005, our seismic vessel

Veritas Viking experienced an engine failure, which resulted in interrupting an ongoing project and damage to her trailing equipment. See Note 15 of Notes to Consolidated Financial Statements. These types of events could result in an interruption of our business or significant liability. We may not obtain insurance against all risks or for certain equipment located from time to time in certain areas of the world.

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

We may be unable to repurchase our Convertible Senior Notes as required upon a change in control or on the specified dates at the option of the holder or to pay the required cash upon conversion of the notes.

        Upon a change in control, as defined in the indenture governing our Convertible Senior Notes, and on March 15, 2009, 2014 and 2019, the holders of the notes have the right to require us to repurchase the notes for cash. In addition, upon conversion of the notes, the holders will have the right to receive a cash payment. If we do not have sufficient funds to pay the repurchase price for all of the notes tendered upon a change in control, the cash due upon repurchases of the notes on March 15, 2009, 2014 or 2019 or the cash due upon conversion, an event of default under the indenture governing the notes would occur as a result of such failure. In addition, cash payments in respect of notes tendered for repurchase or conversion are subject to limits and might be prohibited, or create an event of default, under our Credit Agreement as well as other agreements relating to borrowings that we may enter into from time to time. Our failure to make cash payments in respect of the Convertible Senior Notes could result in an event of default under our Credit Agreement. There can be no guarantee that our available sources of cash will be sufficient to allow us to make the required cash payments.

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

The amounts we amortize from our data library each period may fluctuate significantly, and these fluctuations can have a significant effect on our reported results of operations.

        How we account for our multi-client data library has a significant effect on our reported results of operations. We amortize the cost of our multi-client library based primarily upon our estimates of future sales of licenses to data, known as the sales forecast method. Although we also employ a minimum amortization for each survey in our data library based on straight-line amortization over five years, this amortization is secondary to that derived from the sales forecast method. The estimates used in the sales forecast method are inherently imprecise and may vary from period to period depending upon market developments and our expectations. We update our estimates on a quarterly basis and change our amortization rates accordingly. Substantial changes in amortization rates can have a significant effect on our reported results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures Regarding Market Risk

        At July 31, 2004, we had limited market risk related to foreign currencies. From time to time, we enter into financial transactions designed to reduce our exposure to foreign currency. In May 2004 and July 2004, we entered into contracts in which we receive payments in pounds sterling. In order to minimize our exposure to currency risk, we purchased several put and call options. As of July 31, 2004, we had realized a loss of $249,000 from these transactions.

        On February 25, 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates under our Credit Agreement described above. These swaps, with notional amounts totaling $80.0 million, effectively hedged 41% of our exposure to interest rate changes for the two-year term of the swaps and had no value at inception. On March 29, 2004, upon prepayment of amounts outstanding under our bank credit facility, the swap agreement was amended to an amount totaling $10.9 million. On June 10, 2004, upon final payment of amounts outstanding under our bank credit facility, the interest rate swap was terminated. The amendment and subsequent termination of the swap resulted in an expense of $441,000 and is included in interest expense for fiscal 2004 on the "Consolidated Statements of Operations and Comprehensive Income (Loss)."

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

        As of July 31, 2004, we had $155.0 million Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair value of $199.0 million, based upon the trading price of 128.375 on July 29, 2004. These notes are not hedged and represent our total exposure to interest rate risk. Each 100 basis point increase in the LIBOR rate will increase our interest expense by $1.6 million per year.

ITEM 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Veritas DGC Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 16 to the consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years ended July 31, 2003 and 2002.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for amortization of its multi-client data library on August 1, 2003.

PricewaterhouseCoopers LLP

Houston, Texas
April 28, 2005

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
Revenues	$564,469	$501,821	$452,183
Cost of services	495,709	423,271	347,866
Research and development	15,536	11,630	11,475
General and administrative	25,454	27,218	23,763
Loss on (RC)[2] sale	—	7,627	—
Impairment of multi-client surveys	—	4,924	55,305
Cost of terminated merger	—	—	14,607
Impairment of goodwill	—	39,263	—

Operating income (loss)	27,770	(12,112)	(833)
Interest expense	18,851	18,534	13,628
Other (income) expense, net	(17)	216	4,358

Income (loss) before provision for income taxes	8,936	(30,862)	(18,819)
Provision for income taxes	3,715	28,235	5,232

Net income (loss)	$5,221	$(59,097)	$(24,051)

Net income (loss), per share:
Basic:
Weighted average common shares	33,572	33,305	32,409
Income (loss) per common share	$.16	$(1.77)	$(.74)
Diluted:
Weighted average common shares	34,260	33,305	32,409
Income (loss) per common share	$.15	$(1.77)	$(.74)
Comprehensive income (loss)
Net income (loss)	$5,221	$(59,097)	$(24,051)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	3,835	12,339	(1,867)
Unrealized gain (loss) on investments-available for sale	(588)	944	(1,354)
Unrealized loss on investments-available for sale recognized as expense	—	—	1,368
Unrealized gain (loss) on hedge transactions	145	(939)	1,215
Minimum pension liability adjustment	338	(1,577)	—

Total other comprehensive income (loss)	3,730	10,767	(638)

Comprehensive income (loss)	$8,951	$(48,330)	$(24,689)

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except par value)

	July 31,
	2004	2003 Restated
ASSETS
Current assets:
Cash and cash equivalents	$116,299	$72,097
Restricted cash investments	111	205
Accounts and notes receivable (net of allowance for doubtful accounts: 2004, $1,109; 2003, $7,953)	166,810	131,019
Materials and supplies inventory	4,198	5,014
Prepayments and other	15,599	14,263
Income taxes receivable	12,617	13,019

Total current assets	315,634	235,617
Property and equipment:
Land	7,005	7,006
Geophysical equipment	312,429	316,617
Data processing equipment	87,792	93,745
Geophysical ship	8,331	8,331
Leasehold improvements and other	64,082	66,505

Total	479,639	492,204
Less accumulated depreciation	357,976	342,551

Property and equipment, net	121,663	149,653
Multi-client data library	313,153	373,059
Investment in and advances to joint ventures	—	4,608
Deferred tax asset, net	1,223	708
Other assets	24,573	27,300

Total	$776,246	$790,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$13,908
Accounts payable, trade	44,907	43,191
Accrued interest	156	551
Accrued and deferred income taxes	7,145	—
Other accrued liabilities	67,494	41,922

Total current liabilities	119,702	99,572
Non-current liabilities:
Long-term debt	155,000	180,317
Other non-current liabilities	11,854	23,539

Total non-current liabilities	166,854	203,856
Commitments and Contingent Liabilities (Note 8)
Stockholders' equity:
Common stock, $.01 par value; authorized: 78,500,000 shares; issued: 34,821,298 shares in 2004 and 32,156,781 shares in 2003 (excluding Exchangeable Shares of 185,921 in 2004 and 1,443,411 in 2003)	348	322
Additional paid-in capital	441,982	428,402
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	63,144	57,923
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	7,331	3,496
Other	(883)	(778)
Unearned compensation	(604)	(340)
Treasury stock, at cost; 1,317,532 shares in 2004 and 84,143 shares in 2003	(21,628)	(1,508)

Total stockholders' equity	489,690	487,517

Total	$776,246	$790,945

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
Operating activities:
Net income (loss)	$5,221	$(59,097)	$(24,051)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	40,300	48,486	39,353
Amortization of multi-client library	209,840	143,266	113,612
Impairment of multi-client library	—	4,924	55,305
Impairment of goodwill	—	39,263	—
Loss on (RC)[2] sale	—	7,627	—
Impairment of land acquisition equipment	—	1,780	—
Gain on disposition of property and equipment	(310)	(171)	(1,445)
Loss on investment in marketable securities	—	—	1,369
Equity in (earnings) loss of joint venture	958	1,110	(181)
Deferred taxes provision (benefit)	(9,678)	18,772	6,420
Amortization of unearned compensation	385	682	654
Changes in operating assets and liabilities:
Accounts and notes receivable	(34,452)	(1,622)	12,768
Materials and supplies inventory	819	11,066	(6,010)
Prepayments and other	(1,836)	1,366	(228)
Current income tax	2,649	3,345	(11,205)
Accounts payable and other accrued liabilities	32,951	(26,994)	(2,554)
Other non-current liabilities	(1,844)	7,652	154
Other	(1,969)	(600)	1,056

Total cash provided by operating activities	243,034	200,855	185,017
Investing activities:
Decrease (increase) in restricted cash investments	94	(39)	(166)
Investment in multi-client library, net cash	(126,250)	(151,774)	(169,184)
Acquisitions, net of cash received	—	(9,547)	—
Purchase of property and equipment	(30,543)	(30,497)	(87,092)
Sale of (RC)[2]	2,000	—	—
Proceeds from sales of property and equipment	2,307	3,071	4,980

Total cash used by investing activities	(152,392)	(188,786)	(251,462)
Financing activities:
Borrowings of long-term debt	155,000	308,236	5,000
Payments of long-term debt	(194,225)	(261,275)	—
Proceeds from the sale of common stock	12,543	2,601	2,622
Purchase of treasury stock	(20,000)	—	—

Total cash provided by (used by) financing activities	(46,682)	49,562	7,622
Currency loss (gain) on foreign cash	242	469	(205)

Change in cash and cash equivalents	44,202	62,100	(59,028)
Beginning cash and cash equivalents balance	72,097	9,997	69,025

Ending cash and cash equivalents balance	$116,299	$72,097	$9,997

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
Schedule of non-cash transactions:
Utilization of net operating losses existing prior to the quasi-reorganization resulting in an increase (decrease) in:
Deferred tax asset valuation allowance	$—	$(4,496)	$(1,111)
Additional paid-in capital	—	4,496	1,111
Tax deduction due to exercise of stock options resulting in an increase in:
Deferred tax asset	95	—	2,379
Additional paid-in capital	95	—	2,379
Capitalization of depreciation and amortization resulting in an increase in:
Multi-client data library	18,648	24,441	29,169
Other assets	—	—	219
Common stock issued for purchase of Hampson-Russell Software Services, Ltd.	—	7,250	—
Common stock issued for purchase of Fairweather Geophysical LLC	500	—	—
Common stock issued to employees.	468	292	250
Supplemental disclosures of cash flow information:
Cash paid for:
Interest:
Senior notes	$—	$11,899	$13,163
Term notes	11,830	6,289	—
Convertible notes	160	—	—
Credit agreements	—	1,485	202
Other	114	67	134
Income taxes, net	3,216	3,585	10,851

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended July 31, 2004, 2003 and 2002

Restated

			Treasury Stock At Cost
	Common Stock					Accumulated Earnings from August 1, 1991 with respect to Digicon Inc.
	Shares	Par Value	Shares	Cost	Additional Paid-In- Capital		Unearned Compensation	Accumulated Comprehensive Income (Loss)
	(In thousands, except share amounts)
Balance July, 31, 2001	30,920,550	$309	(65,296)	$(1,171)	$407,442	$143,591	$(1,297)	$(7,411)
Cumulative restatement adjustments (Note 1)	—	—	—	—	(59)	(2,520)	—	—

Restated Balance, July 31, 2001	30,920,550	309	(65,296)	(1,171)	407,383	141,071	(1,297)	(7,411)
Common stock issued for exchangeable stock	40,794	—	—	—	—	—	—	—
Common stock issued to employees	17,061	—	—	—	250	—	(229)	—
Common stock issued for cash	193,583	2	—	—	2,623	—	—	—
Restricted stock returned to treasury	—	—	(11,311)	(261)	11	—	—	—
Registration and filing fees	—	—	—	—	(3)	—	—	—
Utilization of net operating loss carryforwards existing prior to quasi-reorganization	—	—	—	—	1,111	—	—	—
Tax deduction for stock option exercises	—	—	—	—	2,379	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	(1,867)
Amortization of unearned compensation	—	—	—	—	—	—	654	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	14
Unrealized gain on foreign currency hedge	—	—	—	—	—	—	—	1,215
Net loss, restated	—	—	—	—	—	(24,051)	—

Restated Balance, July 31, 2002	31,171,988	311	(76,607)	(1,432)	413,754	117,020	(872)	(8,049)
Common stock issued for exchangeable stock	1,103	—	—	—	—	—	—	—
Common stock issued to employees	34,557	—	—	—	292	—	(301)	—
Common stock issued for cash	359,510	5	(7,536)	(76)	2,596	—	—	—
Restricted stock returned to treasury	—	—	—	—	20	—	151	—
Common stock exchanged for purchase of Hampson-Russell	589,623	6	—	—	7,244	—	—	—
Utilization of net operating loss carryforwards existing prior to quasi-reorganization	—	—	—	—	4,496	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	12,339
Amortization of unearned compensation	—	—	—	—	—	—	682	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	944
Unrealized loss on foreign currency hedge	—	—	—	—	—	—	—	(162)
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	(777)
Unrealized minimum pension liability	—	—	—	—	—	—	—	(1,577)
Net loss, restated	—	—	—	—	—	(59,097)	—	—

Restated Balance, July 31, 2003	32,156,781	322	(84,143)	(1,508)	428,402	57,923	(340)	2,718
Common stock issued for exchangeable stock	1,257,490	12	—	—	(12)	—	—	—
Common stock issued to employees	56,353	—	—	—	468	—	(649)	—
Common stock issued for cash	1,289,098	13	—	—	12,530	—	—	—
Restricted stock returned to treasury	—	—	(10,895)	(120)	—	—	—	—
Treasury stock buy back	—	—	(1,222,494)	(20,000)	—	—	—	—
Tax deduction for stock option exercises	—	—	—	—	95	—	—	—
Common stock exchanged for purchase of Fairweather	61,576	1	—	—	499	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	3,835
Amortization of unearned compensation	—	—	—	—	—	—	385	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	(588)
Unrealized loss on foreign currency hedge	—	—	—	—	—	—	—	(632)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	777
Unrealized minimum pension liability	—	—	—	—	—	—	—	338
Net income	—	—	—	—	—	5,221	—	—

Balance, July 31, 2004	34,821,298	$348	(1,317,532)	$(21,628)	$441,982	$63,144	$(604)	$6,448

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2004, 2003 and 2002

1.     Summary of Significant Accounting Policies

Restatement of Financial Statements

        The historical financial information in this document has been restated due to accounting errors in prior periods. In September 2004, we found various types of errors in our balance sheet related primarily to clerical and account reconciliation errors associated with the intercompany transfers of property and foreign currency items. In addition, we found errors in the accounting for certain customer contracts that contained provisions for customer payment of equipment mobilization fees, revenue sharing with customers and certain other contingencies. Correction of these errors resulted in a decrease of net income of $1.4 million relating to the first three quarters of fiscal 2004 and $2.6 million related to periods prior to fiscal 2004. Since recording the required adjustments in the fourth quarter of fiscal 2004 would have had a material impact on the financial statements of the fourth quarter and those of the full fiscal year, we determined that a restatement of our prior years' financial statements was appropriate. The effect of this restatement on prior periods is given in detail in Notes 16 and 18 of Notes to Consolidated Financial Statements.

        The restatement has not caused us to be in default under any of our debt covenants or lease agreements. We obtained waivers from our lenders under our Credit Agreement related to the timing of our delivery of financial statements to them. Additionally, the restatement has delayed the registration of our Convertible Senior Notes, resulting in our payment of liquidated damages to the holders of the Convertible Senior Notes in the amount of $2,153 per day from August 31, 2004 until the registration is completed.

Consolidation

        The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries. See the discussion of FIN 46R under Recent Accounting Pronouncements below for changes related to our previously unconsolidated majority-owned joint venture in Indonesia. All material intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

        Our financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The fair market value of our variable rate debt at July 31, 2004 is $199.0 million. The carrying value is a reasonable estimate of fair value for all other financial instruments.

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board issued FIN 46R, a revision to FIN 46 "Consolidation of Variable Interest Entities." FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We adopted FIN 46R on April 30, 2004. Adoption did not have a material effect on our financial position or results of operations, however, it required consolidation of our 80% owned Indonesian joint venture that was accounted for under the equity method prior to adoption of FIN 46R. This entailed consolidating the 80% owned joint venture as of April 30, 2004 on a prospective basis. The 80% owned joint venture provides processing and acquisition services and licenses multi-client data. This change is reflected in an increase of multi-client data of $2.3 million, an increase in current assets net of current liabilities of $0.6 million and a decrease in investment in and advances to joint ventures of $3.1 million.

        In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pension and Other Postretirement Benefits." This statement retains the disclosures required by SFAS No. 132 and adds additional disclosures. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. We adopted SFAS No. 132 (Revised 2003) in the quarter ended April 30, 2004.

Translation of Foreign Currencies

        The U.S. dollar is the functional currency of all of our operations except in Canada, which uses the Canadian dollar as its functional currency. Currency gains and losses result from the re-measurement of assets and liabilities denominated in currencies other than their functional currency and are included in Other (Income) Expense, Net. (See Note 12.)

Cash Equivalents

        For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, we define cash equivalents as items readily convertible into known amounts of cash with original maturities of three months or less.

Restricted Cash Investments

        Restricted cash investments in the amounts of $111,000 at July 31, 2004 and $205,000 at July 31, 2003 were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business and are classified as restricted cash investments on the Consolidated Balance Sheets.

Accounts and Notes Receivable

        Unbilled amounts of approximately $58.8 million and $60.2 million are included in accounts and notes receivable at July 31, 2004 and 2003, respectively. These amounts represent work done or services or products delivered to customers but not billable at the fiscal year ends in accordance with contract provisions and generally are expected to be billed in one to four months. Our allowance for doubtful accounts is established based upon past due customer accounts specifically identified during our periodic account analyses.

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

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

Estimated Useful Life In Years
Geophysical equipment	3-5
Data processing equipment	3
Leasehold improvements and other	3-15

        Depreciation related to assets used in the production of the multi-client library and development of certain software is capitalized. Amounts capitalized were $18.6 million, $24.4 million and $29.2 million in fiscal years 2004, 2003, and 2002, respectively.

        Expenditures for routine repairs and maintenance are charged to expense as incurred. We are contractually obligated to periodically put our chartered vessels into port so that the vessel owner can perform legally required maintenance and inspections. The ship owner is responsible for all costs of performing the maintenance and inspections, while we continue to incur all of the fixed charges associated with operation of the vessel including charter fees, depreciation and personnel costs. We accrue for these continuing costs in advance of port calls, as these unavoidable costs are not directly associated with revenue generation. The balances of such accruals were $2.4 million and $3.2 million at July 31, 2004 and 2003, respectively. Expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related assets.

Multi-Client Data Library

        We collect and process geophysical data for our own account and retain ownership rights. We license the data to customers on a non-transferable basis. In some circumstances, we have sold, on a non-exclusive basis, rights to data prior to our collecting and processing such data, i.e., we have made the first of what we anticipate will be multiple discrete sales of licenses to the same data. We capitalize all costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys. We refer to these costs as our gross multi-client investment. All costs excluding the capitalized depreciation constitutes our net multi-client investment, or as used in this document "investment in multi-client library, net cash," and represent cash investment in the library.

        The capitalized cost of multi-client data is charged to cost of services in the period sales occur based on the greater of the percentage of total estimated costs to total estimated sales in the first five years multiplied by actual sales, known as the sales forecast method, or the straight-line amortization method over five years. The sales forecast method is our primary method of calculating cost of services. In addition to the sales forecast method, through July 31, 2003, any costs that remained 36 months after completion of a multi-client survey were charged on a straight-line basis to cost of services over a period not to exceed the next 24 months. This minimum straight-line amortization was recorded only if minimum amortization exceeded the cost of services calculated using the sales forecast method. Effective August 1, 2003, we changed our multi-client policy to commence the minimum amortization from the date of survey completion, instead of only during the last 24 months of survey book life.

        We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated sales would not be sufficient to cover the carrying value of the asset. In fiscal 2003, we recognized a $4.9 million pretax impairment charge related to a survey in the Gulf of Mexico that we have been unable to license. This survey was acquired at right angles to an existing survey and, while a technical success, customers have not been willing to pay for the increased resolution. In fiscal 2002, we recognized a $55.3 million pretax impairment charge related to 11 of our multi-client library surveys. Seven of these were land surveys located in the Gulf Coast region. Exploration spending has been very low in this region since shortly after we completed these surveys, and we do not anticipate any sales of these surveys in the foreseeable future. Therefore, the recorded book value of these surveys was reduced to zero, with a net charge of $28.8 million. We have one survey in the Gulf of Mexico that was shot at a cost significantly exceeding its original budget. As we did not forecast enough sales to amortize the remainder of the cost of the survey, we wrote it down by $16.0 million. This left $10.0 million of cost for this survey, an amount we believed to be the fair value of the survey based on future estimated sales. In the Shetland-Faroes area of the North Sea, we have a large survey beset by an ongoing territorial dispute. When the dispute was settled, nine-year concessions were awarded to various licensees. Given the length of the license period, we did not foresee significant near-term additional licensing of this survey, and we wrote it off with a net charge of $9.5 million. We also have two small 2D surveys that were written off with a net charge of $1.0 million.

Multi-Client Data Library—Change in Estimate Effected by a Change in Accounting Principle

        Effective August 1, 2003, we changed our minimum amortization policy with regard to multi-client data and recorded a charge of $22.1 million, included in cost of services in our Consolidated Statement of Operations. Under the prior method, capitalized costs of multi-client surveys were charged to cost of services in the period sales occurred, using the sales forecast method, over an estimated five-year useful life. However, during the last 24 months of a survey's useful life, amortization was the greater of the amount resulting from the sales forecast method or straight-line amortization of the remaining book value over the remaining portion of the original five-year estimated useful life. Under the new method, capitalized costs of multi-client surveys are charged to cost of services over an estimated five-year useful life based upon the greater of the result (higher expense) under the sales forecast method or cumulative straight-line amortization from survey completion over an estimated five-year useful life. Notwithstanding this change, the sales forecast method remains our primary method of calculating cost of services. The total amortization period that concludes sixty months after survey completion represents the minimum period over which the surveys are expected to provide economic benefits. We believe that commencing the minimum amortization upon survey completion, as opposed to our prior method of doing so only during the last twenty four months of the survey's life, better reflects the potential diminution of survey value with the passage of time.

Goodwill

        For acquisitions accounted for under the purchase method, we record the purchase price of businesses or joint venture interests in excess of the fair value of net assets acquired as goodwill. We discontinued the amortization of goodwill in the beginning of fiscal 2002 with our adoption of SFAS No. 142. We test goodwill by deriving an approximate fair market value for the reporting unit carrying the goodwill, using its estimated earnings for the upcoming fiscal year and our overall stock multiple in the calculation. This test indicated a 100% impairment of goodwill and resulted in a charge to earnings of $39.3 million in fiscal 2003. (See Note 3.)

Revenues

        Customer contracts for our services vary in terms and conditions. We review the deliverables in each contract and, where applicable, apply the accounting guidance contained in EITF 00-21.

        Revenues from contract services are recognized in accordance with the terms of the contract. For fixed price contracts, the proportional performance method is used based upon output measures. Revenue is measured by the amount of data collected or processed compared to the total amount of data to be collected or processed. For day rate contracts, revenue is recognized based on time incurred. In contracts where our customer pays separately for the mobilization of equipment, we recognize such mobilization fees as revenue during the performance of the seismic acquisition, using the same proportional performance method as for the acquisition work.

        Revenues from the licensing of multi-client surveys are based upon agreed rates set forth in the contract and are recognized upon delivery of such data. We have no additional obligations to the customer subsequent to delivery. Revenues generated from licensing of in-process multi-client surveys are recognized after obtaining a signed license agreement that gives the customers access to survey results as they occur based upon a proportional performance method, using quantifiable measures of progress, such as kilometers shot or processed, similar to the method for contract services. For partially completed projects, contract customers and customers who enter license agreements on multi-client surveys generally have access to the data as it is being collected. There are no provisions for updates or enhancements in any of our survey licenses. In accordance with our license terms, the customer generally does not have the right to return the data for refund. Infrequently we enter into contracts where revenue recognition is affected by certain contingencies. In some contracts the ultimate price paid by the customer may not be fixed or determinable due to revenue sharing clauses. In these projects, we recognize revenue from those customers only to the extent that the net price of the data to them is, or has become, fixed. We also enter into contracts where the customer has a right of return based upon date contingencies. In these projects, we do not apply the proportional performance method and, instead, we recognize revenue only after the date contingency is resolved.

Leases

        Our operating leases include those for office space, specialized geophysical equipment, computer equipment and our geophysical vessels, which are chartered on a short-term basis, of up to 8 years, relative to their useful economic lives of approximately 30 years.

Mobilization Costs

        Transportation and other expenses incurred prior to commencement of geophysical operations in an area are deferred and amortized over the term of the related contract. Unamortized mobilization costs of $6.3 million and $1.6 million were included in other assets at July 31, 2004 and 2003, respectively. Amounts applicable to surveys performed for our own account are included in the cost of the multi-client data library.

Stock-Based Compensation

        We maintain stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of the underlying stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. Our plans do not permit us to grant stock options at a price lower than market, therefore, we do not record any compensation expense related to stock options. In December 2004, the Financial Accounting Standards Board released SFAS No. 123R, a revision to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R, which will become effective for us beginning with our first quarter of fiscal 2006, will require us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards. As required by SFAS No. 148, "Accounting for Stock-Based Compensation," we disclose the pro forma effect of stock-based compensation expense on net income and earnings per share that would have been recorded had we used the fair value based method. As set forth below, adoption of SFAS No. 123R will likely reduce our reported net income or increase or reported net loss in future periods.

        The effect on net income and earnings per share that would have been recorded using the fair value based method for our stock compensation plans as required by SFAS 148 is as follows:

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
	(In thousands, except per share amounts)
Net income (loss), as reported	$5,221	$(59,097)	$(24,051)
Add: Stock based compensation expense included above	385	682	654
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,994)	(11,754)	(6,854)

Pro forma net income (loss)	$612	$(70,169)	$(30,251)

Earnings per share:
Basic—as reported	$.16	$(1.77)	$(.74)
Diluted—as reported	$.15	$(1.77)	$(.74)
Basic—pro forma	$.02	$(2.11)	$(.93)
Diluted—pro forma	$.02	$(2.11)	$(.93)

        The pro forma effect on net income and earnings per share may not be representative of the pro forma effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

Earnings Per Share

        The computation of basic earnings per share is based on the weighted average common shares outstanding, including exchangeable shares. The computation of diluted earnings per share is based upon the weighted average common shares outstanding and additional common shares, utilizing the treasury stock method and average market prices, which would have been outstanding if dilutive potential common shares had been issued. Potentially dilutive securities include stock options issued to our employees and directors and our Convertible Senior Notes. Because we recorded net losses for fiscal 2003 and 2002, no securities are dilutive and basic and diluted earnings per share are the same for those years. (See Note 13.)

2.     Business Combinations

        On August 21, 2002, we acquired Hampson-Russell Software Services Ltd. ("Hampson-Russell"), a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for $9.2 million in cash, 589,623 shares of our common stock (valued at $12.30 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. The $12.30 value for our common stock price was based on the average closing price for our common stock over the five trading days ending on August 19, 2002. Our allocation of the $16.8 million purchase price was based on fair value as follows: $0.3 million of fees and expenses, $13.2 million to software, $3.9 million to goodwill, of which none is expected to be tax deductible, $1.1 million to accrued liabilities, $0.3 million to fixed assets and $0.2 million to other assets. The software will be amortized over no more than five years. David B. Robson, our former Chairman and Chief Executive Officer, beneficially owned a controlling interest in Vada Industries Ltd., which was a 25% shareholder of Hampson-Russell at the time of the acquisition. The results of operations for Hampson-Russell are included in our results of operations as of August 21, 2002.

        During fiscal 2002, we entered into an agreement with Petroleum Geo-services ASA to merge our two companies. During this process we incurred banking, legal, and other professional fees of $7.1 million. We incurred an additional $7.5 million of expense due to our termination of the merger and triggering of the termination fee under the agreement. All of the $14.6 million of expense related to the proposed merger is presented as operating expense on the Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2002.

3.     Goodwill

        Our reduced earnings in fiscal 2003, coupled with the instability in the industry, led to a sharp decline in our stock price, leaving our company's market value below our book value. As a result of the continued weak stock price and the expected sale of the (RC)2 software business, we performed an evaluation of our existing goodwill as of July 31, 2003. We test goodwill by deriving an approximate fair market value for the reporting unit carrying the goodwill, using its estimated earnings for the upcoming fiscal year and our overall stock multiple in the calculation. This test indicated a 100% impairment of goodwill and resulted in a charge to earnings of $39.3 million in fiscal 2003. The majority of the goodwill impairment, $25.1 million, originated in the (RC)2 acquisition, with the remainder arising from multiple smaller acquisitions.

4.     Other assets

Software

        Software available for sale is included in other assets on our Consolidated Balance Sheets. A portion of the software was developed internally and the rest was obtained through the acquisition of (RC)2 and Hampson-Russell. Since the close of the sale of the (RC)2 software operation in September 2003, software available for sale has consisted entirely of the Hampson-Russell suite of products.

        In the fourth quarter of fiscal 2003, we decided to sell the (RC)2 software operation and entered into a letter of intent to sell it to Seismic Micro-Technology, Inc. We recorded a charge in the fourth quarter of $7.6 million related to these operations, of which $5.9 million of this charge was applied to reduce the carrying value of the (RC)2 software to its estimated market value of $2.0 million. The remaining $1.7 million primarily relates to employee severance and facility costs. The sale closed in the first quarter of fiscal 2004. The sales agreement allows us to continue using the (RC)2 suite of software in our reservoir consulting business and we have entered into a dealer arrangement that allows us to continue as sales agents of the software.

        For internally developed software designed for external licensing, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. The software is also subject to a minimum amortization equal to the software balance at the beginning of the period divided by the remaining book life. Estimated useful lives of our software products range from three to five years. Amortization expense for our software was $3.1 million, $4.7 million and $2.6 million for fiscal 2004, 2003 and 2002, respectively.

Debt Issuance Costs

        We capitalize costs incurred during the process of obtaining debt financing, including commissions, legal fees, and filing fees. We amortize these costs over the life of the debt. In the case of our Convertible Senior Notes, which have a life of 20 years, we are amortizing the debt issuance costs over the 5-year period from the Convertible Senior Notes' issuance to the first date the Convertible Senior Notes are redeemable, absent certain specified conditions. The amortization of debt issuance cost resulted in interest expense of $7.1 million, $1.7 million and $0.7 million in fiscal 2004, 2003 and 2002, respectively. The debt issuance costs amortization in fiscal 2004 resulted primarily from the retirement of our Term Debt and the expensing of all associated issuance costs.

        The carrying value of our software and debt issuance costs is as follows:

	July 31, 2004			July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Software	$15,656	$6,262	$9,394	$22,629	$8,581	$14,048
Debt Issuance Costs	5,660	431	5,229	7,471	798	6,673

5.     Long-term Debt

        Long-term debt is as follows:

	July 31,
	2004	2003
	(In thousands)
Convertible Senior Notes due March 2024	$155,000	$—
Term A loan due February 2006	—	29,850
Term B loan due February 2007	—	124,375
Term C loan due February 2008	—	40,000

Total debt	155,000	194,225
Less: Current portion of long-term debt	—	13,908

Total long-term debt	$155,000	$180,317

        On March 3, 2004, we sold $125.0 million aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 (the "Convertible Senior Notes") in a private placement to an initial purchaser. On March 11, 2004, we sold an additional $30.0 million of Convertible Senior Notes to the initial purchaser. The notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock at a fixed conversion price of $24.03 (subject to adjustment in certain circumstances), which is equivalent to an initial conversion ratio of approximately 41.6 shares of our common stock per $1,000 principal amount of Convertible Senior Notes, or a maximum of approximately 6.5 million shares for the $155.0 million aggregate principal amount. In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note's conversion value in excess of such principal amount. We used $129.0 million of net proceeds from the sale of the Convertible Senior Notes to repay in full the term C loan and to prepay portions of the term A and B loans. The remaining $20.0 million of net proceeds from the Convertible Senior Notes was used to repurchase, in negotiated transactions, 1,222,494 shares of our common stock sold by certain purchasers of the Convertible Senior Notes in connection with the offering.

        The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The interest rate of the notes at July 31, 2004 was 0.77%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

        Under certain circumstances and at the option of the holder, the Convertible Senior Notes are convertible prior to the maturity date into cash and shares of our common stock. Certain of these circumstances may result in classification of the Convertible Senior Notes as current on our balance sheet. These circumstances include:

  1.
  the closing sale price of our common stock is over 120% of the conversion price, which is currently $24.03 (with 120% being $28.84) for 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter preceding the quarter in which the conversion occurs;

  2.
  if we called the notes for redemption and the redemption has not occurred;

  3.
  the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of the notes; or

  4.
  the occurrence of specified corporate transactions;

        Should any of these circumstances occur, the Convertible Senior Notes would be convertible at the then current stock price times the conversion ratio of 41.6146. This amount would be payable in cash equal to the principal amount of the notes, the par value adjusted for dividends or other equity transactions, and the additional amount payable in shares of our common stock. Currently, the maximum amount payable by us on conversion is $155 million in cash plus approximately 6.5 million shares. For clarity, conversion at a $40 stock price would result in our payment of $155 million in cash and 2.575 million shares of common stock. This settlement method is prescribed in the indenture and is not optional at the discretion of any party. The shares issuable from such conversion are considered in the calculation of diluted earnings per share.

        The Convertible Senior Notes were sold to Deutsche Bank Securities Inc., the initial purchaser, under an exemption provided by section 4(2) of the Securities Act. The initial purchaser concurrently sold the notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The notes and the underlying common stock issuable upon conversion have not been registered under the Securities Act or any applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. We entered into a registration rights agreement in which we agreed to file within 90 days of March 3, 2004 a registration statement with the Securities and Exchange Commission to register resales of the notes and associated shares of common stock. We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, due to our restatement issue the registration statement is not yet effective. Because we are required to pay liquidated damages in the event the registration statement is not effective on or before August 31, 2004, or under certain other circumstances, we have been incurring such damages in the amount of $2,153 per day since August 31.

        On February 14, 2003, we entered into a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. The Credit Agreement provided term financing of $195.0 million under term A, term B and term C tranches (the "Term Loans"), a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. Proceeds from the Term Loans were used to satisfy the obligations under our previous credit agreement and our Senior Notes due October 2003. The Term Loans were retired with the proceeds of the Convertible Senior Notes, described above, and available cash while the revolving loan facility is still available to us, although not currently drawn upon.

        As of July 31, 2004, there were $2.7 million in letters of credit outstanding under the revolving loan facility, leaving $52.3 million available for borrowings. In addition to the revolving loan facility, we have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our revolving loan facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of July 31, 2004, $4.1 million in letters of credit were outstanding under these lines. The Credit Agreement prohibits us from, among other things, paying cash dividends.

        The term A loan was in the original principal amount of $30.0 million, would have matured in February 2006, and required quarterly interest payments at a rate, at our election, of LIBOR plus a margin ranging from 3.5% to 4.0% or a base rate plus a margin ranging from 2.25% to 2.75%. These margins were based on certain of our financial ratios. The term B loan was in the original principal amount of $125.0 million, would have matured in February 2007, and required quarterly interest payments at a rate, at our election, of LIBOR plus 5.0%, subject to a 2% LIBOR floor or a base rate plus 3.75%. The term C loan was in the original principal amount of $40.0 million, would have matured in February 2008, and required quarterly interest payments at a rate, at our election, of LIBOR plus 7.5%, subject to a 3% LIBOR floor or a base rate plus 6.25%.

        The term A and term B loans required quarterly combined principal payments of $387,500 representing 0.25% of the initial principal balances. Should there have been an event of default or if an unmatured event of default exists, or the credit rating of any of the debt was below Moody's Ba2 or S&P's BB, or our leverage ratio as of the last day of the most recent excess cash flow calculation period had risen above certain levels, the term A and B loans would have required principal payments of 50% of the prior fiscal year's cash flow, calculated as per the loan agreement. This payment was due 100 days after the end of the fiscal year and resulted in a ratable reduction of the future required quarterly principal payments. As our lowest debt rating by Moody's was below the minimum level, we paid $12.4 million of principal in November 2003 related to the company's cash flow from January 1, 2003 through July 31, 2003. We used $129.0 million of net proceeds from the Convertible Senior Notes described above to repay in full the term C loan and to prepay portions of the term A and B loans. In addition, we prepaid the remaining $51.3 million of Term Loans using cash on hand. We recorded $7.4 million in charges relating to the retirement of the $180.3 million Term Loans which included expensing of debt issuance costs, cancellation of interest rate swaps and prepayment penalties. These charges are included in interest expense on the "Consolidated Statement of Operations and Comprehensive Income (Loss)."

        Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006.

        Borrowings under the Credit Agreement are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At July 31, 2004, the carrying value of the secured assets, including intercompany receivables, which are eliminated in consolidation, was $1.1 billion. The Credit Agreement and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants relate to measurements as of quarter ending dates, and, as of our last fiscal quarter, ended January 31, 2005, we were in compliance. During March 2005, we obtained waivers from our lenders under the Credit Agreement related to the late filing of our financial statements. The waivers allow us to deliver our required reports for fiscal 2004 and for the first and second quarter of fiscal 2005 to the lenders by no later than May 15, 2005. If we are unable to meet this deadline or are unable to extend it further, our ability to borrow under the Credit Agreement may be restricted.

6.     Other Accrued Liabilities

        Other accrued liabilities include the following:

	July 31,
	2004	2003 Restated
	(In thousands)
Deferred revenue	$23,688	$8,090
Accrued payroll and benefits	19,698	13,826
Accrued taxes other than income taxes	8,083	4,678
Reserve for costs related to (RC)[2] sale	—	1,701
Accrued insurance	4,728	3,537
Accrued dry dock	2,420	3,227
Other	8,877	6,863

Total	$67,494	$41,922

7.     Income Taxes

        Income (loss) before provision for income taxes was earned in the following jurisdictions:

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
	(In thousands)
U.S.	$4,192	$(35,862)	$(34,271)
Non-U.S.	4,744	5,000	15,452

Total	$8,936	$(30,862)	$(18,819)

        Certain income classified as non-U.S. is also subject to U.S. income taxes. Provision for income taxes consists of the following:

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
	(In thousands)
Current—U.S.	$(3,293)	$7,513	$(12,176)
Deferred—U.S.	—	13,341	2,954
Current—Non-U.S.	6,052	2,462	12,153
Deferred—Non-U.S.	956	4,919	2,301

Total	$3,715	$28,235	$5,232

        A reconciliation between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to income (loss) before provision for income taxes is as follows:

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
	(In thousands)
Income tax provision (benefit) computed at the U.S. statutory rate	$3,128	$(10,802)	$(6,587)
Increase (decrease) in taxes resulting from:
Non-U.S. activities	8,662	7,913	9,745
Adjustments to tax contingencies and resolution of certain tax matters	(5,173)	—	—
Deduction of worthless stock of a subsidiary	(3,446)	—	—
Tax credits	(1,671)	(800)	—
Valuation allowances on deferred income tax assets	1,408	20,615	551
Non-deductibles	521	—	—
Software amortization	411	616	862
Adjustments to prior year tax returns	103	2,880	403
State income taxes	(72)	—	(391)
(Gain) loss on investment in marketable securities	—	—	477
Goodwill	—	7,852	—
Other	(156)	(39)	172

Total	$3,715	$28,235	$5,232

        The increase in taxes resulting from non-U.S. activities includes non-U.S. earnings taxed at other than the U.S. statutory rate, non-U.S. withholding taxes, U.S. foreign tax credit or deductions, U.S. tax on non-U.S. branch operations or foreign dividends, foreign tax contingencies and valuation allowances on foreign deferred taxes. In fiscal 2002, we recorded $6.5 million of tax expense related to net operating losses ("NOLs") in Argentina that were not expected to be utilized due to our suspension of activity in that country.

        Subsequent to July 31, 2004, we reached a settlement with the Internal Revenue Service on the audit of certain prior year tax returns. This settlement favorably impacted our 2004 income tax provision.

        Deferred income tax assets (liabilities) result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred income tax assets (liabilities) are as follows:

	July 31,
	2004	2003 Restated
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$33,867	$29,427
Multi-client data library	20,684	10,431
Property and equipment	7,827	9,995
Tax credit carryforwards	5,581	—
Accrued liabilities	5,062	4,970
Capitalized costs	3,140	4,989
Bad debts	113	1,664
Deferred revenues	2,017	3,095
Other	1,868	1,165
Valuation allowances	(73,036)	(61,112)

Deferred income tax assets—net	7,123	4,624

Deferred income tax liabilities:
Partnerships	(3,840)	(1,501)
Deferred charges	(3,253)	(2,174)
Other	(243)	(227)

Deferred income tax liabilities	(7,336)	(3,902)

Net deferred income tax assets (liabilities)	$(213)	$722

        A valuation allowance, by tax jurisdiction, is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The valuation allowances are periodically adjusted based upon the available evidence. Adjustments are also made to recognize the expiration of NOL and tax credit carryforwards, with equal and offsetting adjustments to the related deferred income tax asset. During fiscal 2004, the valuation allowances increased $11.9 million as the evidence, including historical losses, did not support a more likely than not conclusion that portions of our deferred income tax assets would be realized. The remaining, unreserved, deferred income tax assets are in jurisdictions where we have been historically profitable.

        Since the quasi-reorganization with respect to Digicon on July 31, 1991, the tax benefits of NOL carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. The following schedule sets forth the expiration dates of the U.S. and non-U.S. NOLs.

Fiscal Year	U.S. Net Operating Losses	Non-U.S. Net Operating Losses
	(In thousands)
2005	$—	$4,833
2006	1,352	246
2007	2,505	1,790
2008	—	4,441
2009	—	1,353
2010	—	36
2011	—	3,318
2012	—	970
2013	—	987
2014	—	1,137
Indefinite	—	83,500

Total	$3,857	$102,611

        As of July 31, 2004, we had U.S. NOL carryforwards of $3.9 million expiring in periods through fiscal 2007, U.S. foreign tax credits of $1.8 million expiring in periods through fiscal 2010, U.S. research and development credits of $2.0 million expiring in periods through fiscal 2024 and U.S. minimum tax credits of $0.5 million with no expiration date, none of which existed prior to the quasi-reorganization. All of these U.S. NOL and tax credit carryforwards have full valuation allowances recorded against them.

        Internal Revenue Code section 382 and Treasury regulations thereunder restrict the utilization of U.S. NOL and tax credit carryforwards for a corporation undergoing an ownership change (as defined). We had two ownership changes in the past subject to these restrictions. The first ownership change occurred in connection with the issuance of common stock through a public offering we made on January 6, 1992. The utilization of U.S. NOL and tax credit carryforwards existing at the date of the first ownership change is limited to $4.0 million per year plus the carryover of any unutilized limitation from prior years. The second ownership change occurred as a result of the stock acquisition of Veritas Energy Services Inc. on August 30, 1996. The utilization of U.S. NOLs and tax credits generated between the first and second ownership changes is limited to $8.9 million per year, which includes $4.0 million from the first ownership change, plus the carryover of any unutilized limitation from prior years. During fiscal 2002, we generated a U.S. NOL of $21.1 million, which we expect to carry back and utilize against prior years' U.S. taxable income. During fiscal 2003, we utilized $21.0 million of U.S. NOL carryforwards and during fiscal 2004, we utilized $8.1 million of U.S. NOL carryforwards.

        Non-U.S. operations had NOL carryforwards of $102.6 million at July 31, 2004, of which $0.6 million existed prior to the quasi-reorganization, and of which $99.4 million are subject to valuation allowances. Of the $102.6 million of non-U.S. NOL carryforwards, approximately $39.5 million relate to Brazilian operations, $20.3 million relate to Australian operations, and $16.5 million relate to United Kingdom operations, all of which have an indefinite carryforward period, and are available to offset future income (subject to certain limitations). All of the Brazilian, Australian, and United Kingdom NOL carryforwards have full valuation allowances recorded against them.

        Of the $102.6 million of non-U.S. NOL carryforwards, approximately $7.2 million relate to Canadian operations that are available to offset future income (subject to certain limitations). The

Canadian NOL carryforwards expire in periods through fiscal 2011. As of July 31, 2004, we had Canadian research and development tax credits of $0.7 million and Canadian foreign tax credits of $0.5 million expiring in fiscal 2011 available for carryforward. Of the Canadian NOL and tax credit carryforwards, only $4.0 million of the NOLs have valuation allowances recorded against them.

        We consider the undistributed earnings of our non-U.S. subsidiaries to be permanently reinvested. We have not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if we should sell our stock in the subsidiaries. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate earnings that have not yet been remitted to the U.S.

8.     Commitments and Contingent Liabilities

        Total rentals of vessels, equipment and office facilities charged to operations amounted to $72.6 million, $72.2 million and $65.6 million for the years ended July 31, 2004, 2003 and 2002, respectively.

        Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining non-cancelable terms of at least one year are as follows:

Fiscal Year	Minimum Rentals
(In thousands)
2005	$44,992
2006	37,584
2007	18,956
2008	9,887
2009 and thereafter	35,610

Total	$147,029

        We carry workers compensation insurance that limits our liability on a per claim and per policy year basis. Management has evaluated the adequacy of the accrual for the liability for incurred but unreported workers compensation claims and has determined that the ultimate resolution of any such claims would not have a material adverse impact on our financial position. It is possible that the actual liability for unreported workers compensation claims could exceed the amounts already accrued. It is not possible to reasonably estimate the range of possible loss.

9.     Employee Benefits

Employee Retirement Plans

        We maintain a 401(k) plan in which employees of our majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. Employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 50% of their salary up to the statutory maximum dollar amount, which is $13,000 for calendar 2004. Prior to January 1, 2003, we contributed an amount equal to one-half of the employee's contribution of up to $8,000 or 8% of the employee's salary (whichever was less). As of January 1, 2003, we contribute an amount equal to the employee's contribution up to a maximum of

5% of the employee's salary or the statutory maximum. Our matching contributions to the 401(k) plan were $1.8 million, $1.4 million and $1.1 million for fiscal 2004, 2003 and 2002, respectively.

        We maintain a plan, the Canadian RRSP plan, in which employees, primarily in our Canadian subsidiaries, are eligible to participate. Employees are permitted to make contributions of up to 10% of their salary and we contribute an amount equal to 50% of the employee's contribution up to a maximum of 5% of the employees' salary. An employee may contribute an additional amount so that the total contribution to the employee's account equals up to 18% of the employee's salary for the prior year not to exceed $15,000 for calendar year 2004. Our matching contributions to this plan were $0.7 million, $0.7 million and $0.5 million for fiscal 2004, 2003 and 2002, respectively.

Stock Option Plans

        Prior to December 11, 2002, we had two employee nonqualified stock option plans under which options were granted to officers and select employees. Options generally vested over three years and were exercisable over a five to ten-year period from the date of grant. The exercise price for each option was the fair market value of the common stock on the grant date. Our Board of Directors authorized 5,954,550 shares of common stock to be issued under these option plans.

        Prior to December 11, 2002, we also maintained a stock option plan for non-employee directors (the "Director Plan") under which options were granted to our non-employee directors. The Director Plan provided that every year each eligible director was granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over five to ten years from the date of grant. The exercise price for each option granted was the fair market value at the date of grant. The Board of Directors has authorized 600,000 shares of common stock to be issued under the Director Plan.

        On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Options issued to employees under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest over three years. Options issued to continuing non-employee directors under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest immediately. As of July 31, 2004, 1,510,758 shares were reserved for issuance under the Share Incentive Plan, with no more than 450,355 of those shares issuable in any form other than stock options.

        Commencing with annual director's fees to be paid in calendar year 2003, each of our non-employee directors may elect to receive deferred share units issued under our Share Incentive Plan in lieu of 25, 50, 75 or 100% of his or her annual director's fees. Once vested, each share unit is convertible into one share of our common stock. A director who elects to receive share units prior to the end of any calendar year, in lieu of all or a portion of the following year's annual director fees, is entitled to receive on January 1 of the following year that number of deferred share units with a fair market value, as defined in the plan, equal to the amount deferred. The share units then issued vest, coinciding with the normal payment of quarterly director's fees, 25 percent on each of the following dates: January 1 (the grant date), April 1, July 1 and October 1. Vested share units convert to shares of our common stock upon the director's retirement or other termination. In calendar year 2004 and 2003, 2,386 and 3,165 deferred share units were issued, respectively.

        The following tables provide additional information related to our stock option plans:

	For the Year Ended July 31, 2004
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life In Years
Beginning balance	4,029,499	$15.24
Options granted	656,400	12.17	$6.32	5
Options exercised	(1,042,866)	10.30
Options forfeited	(463,160)	15.74

Ending balance	3,179,873	$16.19

Options exercisable	1,699,830	$20.92

Options exercisable by range of exercise price:
$0.00-$5.65	5,383	$5.25
$5.65-$11.30	652,859	10.21
$11.30-$16.95	40,856	14.10
$16.95-$22.60	224,487	19.39
$22.60-$28.25	355,598	25.99
$28.25-$33.90	—	—
$33.90-$39.55	405,347	34.56
$39.55-$45.20	8,759	43.84
$45.20-$50.85	4,828	45.31
$50.85-$56.50	1,713	54.80

Ending balance	1,699,830

Ending balance by range of exercise price:
$0.00-$5.65	5,383	$5.25
$5.65-$11.30	2,000,402	10.22
$11.30-$16.95	165,856	15.42
$16.95-$22.60	231,987	19.39
$22.60-$28.25	355,598	25.99
$28.25-$33.90	—	—
$33.90-$39.55	405,347	34.56
$39.55-$45.20	8,759	43.84
$45.20-$50.85	4,828	45.31
$50.85-$56.50	1,713	54.80

Ending balance	3,179,873

	For the Year Ended July 31, 2003
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning balance	1,884,665	$22.97
Options granted	2,673,137	9.94	$5.36
Options exercised	(83,896)	7.09
Options forfeited	(444,407)	17.33

Ending balance	4,029,499	15.27

Options exercisable	2,083,780	18.96

	For the Year Ended July 31, 2002
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning balance	2,011,619	$23.16
Options granted	30,000	15.09	$9.87
Options exercised	(32,292)	9.24
Options forfeited	(124,662)	27.96

Ending balance	1,884,665	22.95

Options exercisable	1,471,018	20.91

        The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

	For the Years Ended July 31,
	2004	2003	2002
Risk-free interest rate	3.7%	3.0%	4.9%
Expected volatility	64.9%	69.0%	69.0%
Expected life in years	4.0	4.0	6.3

        On November 1, 1997, we initiated an employee stock purchase plan. This plan was amended and restated on December 11, 2002 and called the Employee Share Purchase Plan. The Board of Directors has authorized 1,000,000 shares available for issuance under the plan. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant's base pay as defined. The participant's option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter. During fiscal 2004, 244,232 shares of common stock were issued with a weighted average fair value at grant date of $7.47. During fiscal 2003, 275,614 shares of common stock were issued with a weighted average fair value at grant of $7.42 per share. During fiscal 2002, 187,998 shares of common stock were issued with a weighted fair value at grant of $12.42 per share.

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

        The following tables represent the restricted shares issued in fiscal 2004 and 2003:

Year Ended July 31, 2004
Number of Shares Granted	Grant Date	Grant Price	Vesting Period (Years)
46,289	January 2004	$11.36	3
6,000	February 2004	12.91	3
2,000	July 2004	23.46	3
Year Ended July 31, 2003
Number of Shares Granted	Grant Date	Grant Price	Vesting Period (Years)
18,664	August 2002	$10.96	1
9,000	September 2002	10.40	3
3,165	January 2003	7.90	1
2,500	February 2003	7.88	3

Pension Plan

        We maintain a contributory defined benefit pension plan (the "Pension Plan") for eligible participating employees in the United Kingdom. Monthly contributions by employees are equal to 5.5% of their salaries. We provide an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee's final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee's final pensionable salary and increase annually in line with inflation subject to a maximum of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities that are held and managed by an independent trustee.

        The net periodic pension costs are as follows:

	For the Years Ended July 31,
	2004	2003	2002
	(In thousands)
Service costs (benefits earned during the period)	$542	$584	$530
Interest cost on projected benefit obligation	1,061	810	750
Expected return on plan assets	(787)	(665)	(546)
Net amortization and deferral	194	222	118

Net periodic pension costs	$1,010	$951	$852

        The funded status of the Pension Plan is as follows:

	July 31,
	2004	2003
	(In thousands)
Plan assets at fair value	$14,088	$10,926

Projected benefit obligation in excess of plan assets	$5,794	$5,412
Unrecognized prior service costs	(1,598)	(1,592)
Unrecognized actuarial loss	(2,602)	(2,104)

Net pension liability	$1,594	$1,716

        Amounts included in the consolidated balance sheet consist of:

	July 31,
	2004	2003
	(In thousands)
Accrued benefit liability	$3,192	$3,308
Intangible asset	(1,598)	(1,592)

Net pension liability	$1,594	$1,716

        The excess of our accumulated benefit obligation over our prior service costs is recorded in "Accumulated comprehensive income—other" on our balance sheet, and is $1.2 million in at July 31, 2004 and $1.7 million at July 31, 2003.

        The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

	For the Years Ended July 31,
	2004	2003	2002
Discount rate	6.0%	6.0%	6.0%
Rates of increase in compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on assets	6.5%	6.5%	6.5%

        The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We have used a rate we believe is appropriate for long-term investment in an equity based portfolio.

        The weighted-average asset allocations by asset category for the plan assets are as follow:

	For the Years Ended July 31,
Asset Category
	2004	2003
Equity securities	98.8%	97.7%
Cash	1.2%	2.3%

Total	100.0%	100.0%

        Our target weighted-average asset allocation for the plan assets is 100% in equity securities.

        The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets:

	July 31,
	2004	2003
	(In thousands)
Benefit obligation at beginning of year	$16,338	$12,930
Service cost	542	584
Interest cost	1,061	810
Contributions by plan participants	369	273
Actuarial (gain) loss	145	988
Benefits paid	(196)	(197)
Foreign currency exchange rate changes	1,623	950

Benefit obligation at end of year	$19,882	$16,338

Fair value of plan assets at beginning of year	$10,926	$8,257
Actual gain (loss) on plan assets	951	665
Employer contributions	927	1,299
Plan participants' contributions	369	273
Benefits paid	(196)	(197)
Foreign currency exchange rate changes	1,111	629

Fair value of plan assets at end of year	$14,088	$10,926

        For fiscal 2005, we plan to contribute approximately $1 million to the pension plan.

10.   Hedge Transactions

        In May 2004 and July 2004, we entered into contracts in which we receive payments in pounds sterling. In order to minimize our exposure to currency risk, we purchased several put and call options. As of July 31, 2004, we had realized a loss of $249,000 from these transactions.

        On February 25, 2003, we entered into interest rate swaps in order to reduce our exposure to the variable interest rates under our Credit Agreement. These swaps, with notional amounts totaling $80.0 million, effectively hedged 41% of our exposure to interest rate changes for the two-year term of the swaps and had no value at inception. On March 29, 2004, upon prepayment of amounts outstanding under our Credit Agreement, the swap agreement was amended to an amount totaling $10.9 million. On June 10, 2004, upon final payment of amounts outstanding under our Credit Agreement, the interest rate swap was terminated. The amendment and subsequent termination of the swap resulted in an expense of $441,000 and is included in interest expense for the current fiscal year on the "Consolidated Statements on Operations and Comprehensive Income (Loss)."

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

11.   Common and Preferred Stock and Special Voting Stock and Exchangeable Shares

        At their annual meeting on December 2, 2003, our shareholders voted to authorize 38.5 million additional shares of common stock, increasing the authorized amount to 78.5 million shares.

        The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value $.01, in one or more series and determine the voting rights, preferences as to dividends, liquidation, conversion, and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 2004.

        On May 27, 1997, our Board of Directors declared a distribution of one right for each outstanding share of common stock or Exchangeable Stock to shareholders of record at the close of business on June 12, 1997 and designated 400,000 shares of the authorized preferred stock as a class to be distributed under a shareholder rights agreement. Upon the occurrence of certain events enumerated in the shareholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of our preferred stock or the common stock of an acquiring company. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire our company. The rights expire on May 15, 2007 and may be redeemed prior to that date.

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

        These special voting shares possess a number of votes equal to the number of outstanding Veritas Energy Services exchangeable shares and Veritas Energy Services Class A exchangeable shares, Series 1 that are not owned by Veritas DGC Inc. or any of its subsidiaries. Such exchangeable shares were issued to the former stockholders of Veritas Energy Services and Enertec Resources in business combinations with Veritas DGC Inc. In any matter submitted to Veritas DGC Inc. stockholders for a vote, each holder of a Veritas Energy Services exchangeable share has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Veritas Energy Services special voting share for each Veritas Energy Services exchangeable share owned by the holder. Likewise, each holder of a Veritas Energy Services class A exchangeable share, series 1 has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Enertec special voting share for each Veritas Energy Services Class A exchangeable shares, Series 1 owned by the holder. The Veritas Energy Services exchangeable shares and the Veritas Energy Services Class A exchangeable shares, Series 1 are convertible on a one-for-one basis into shares of the common stock and, when coupled with the voting rights afforded by the special voting shares, have rights virtually identical to Veritas DGC Inc. common stock. As a result, we treat the exchangeable shares as shares of our common stock for all purposes including the calculation of earnings per share information.

12.   Other (Income) Expense, Net

        Other (income) expense, net consists of the following:

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
	(In thousands)
Net foreign currency exchange loss (gain)	$1,248	$(82)	$3,873
Interest income	(1,602)	(960)	(1,414)
Loss (income) from unconsolidated subsidiary(1)	958	1,111	(181)
Unrealized loss on marketable securities	—	—	1,368
Other	(621)	147	712

Total	$(17)	$216	$4,358

(1)
This subsidiary was consolidated with our adoption of FIN 46R as of April 30, 2004.

13.   Net Income (Loss) Per Common Share

        Net income (loss) per common share—basic and diluted is computed as follows:

	For the Years Ended July 31,
	2004		2003 Restated	2002 Restated
	(In thousands, except per share amounts)
Net income (loss)		$5,221	$(59,097)	$(24,051)

Basic:
Weighted average common shares (including exchangeable shares)		33,572	33,305	32,409

Net income (loss) per share	$	..16	$(1.77)	$(.74)

Diluted:
Weighted average common shares (including exchangeable shares)		33,572	33,305	32,409
Shares issuable from the assumed exercise of options		660	—	—
Shares issuable from the assumed vesting of restricted stock		28	—	—

Total		34,260	33,305	32,409

Net income (loss) per share	$	..15	$(1.77)	$(.74)

        All options to purchase common shares have been excluded from the computation assuming dilution for the years ended July 31, 2003 and 2002 because the options are anti-dilutive due to a net loss. Options excluded are shown in the following table:

	For the Years Ended July 31,
	2004	2003	2002
Number of options	1,079,591	4,029,499	1,884,665
Exercise price range	$14.56-$55.13	$5.25-$55.13	$5.25-$55.13
Expiring through	March 2012	March 2012	March 2012

        The Convertible Senior Notes are not convertible as of March 31, 2005 and the shares issuable from such conversion, while considered, are not included in this income per share calculation as they are anti-dilutive (See Note 5 for a description of our Convertible Senior Notes.)

14.   Segment and Geographical Information

        We have two segments, land and marine operations, both of which provide geophysical products and services to the petroleum industry. The customer bases, operational areas and operating margins of these two segments, however, are relatively distinct. A reconciliation of the reportable segments' results to those of the total enterprise is given below.

	For the Year Ended July 31, 2004
	Land	Marine	Corporate	Total
	(In thousands)
Revenues	$219,981	$344,488	$—	$564,469
Operating income (loss)	14,584	47,620	(34,434)	27,770
Net income (loss) before income tax	15,652	45,883	(52,599)	8,936
Total assets	155,428	493,728	127,090	776,246
	Restated For the Year Ended July 31, 2003
	Land	Marine	Corporate	Total
	(In thousands)
Revenues	$213,873	$287,948	$—	$501,821
Operating income (loss)	10,951	43,468	(66,531)	(12,112)
Net income (loss) before income tax	10,382	42,627	(83,871)	(30,862)
Total assets	182,792	510,877	97,276	790,945
	Restated For the Year Ended July 31, 2002
	Land	Marine	Corporate	Total
	(In thousands)
Revenues	$191,354	$260,829	$—	$452,183
Operating income (loss)	(15,848)	61,833	(46,818)	(833)
Net income (loss) before income tax	(18,715)	60,322	(60,426)	(18,819)
Total assets	212,759	489,881	78,763	781,403

        As of September 1, 2004, we restructured our company and organized our operations into three geographic areas. The new structure will be reflected in future segment reporting. Corporate includes corporate overhead and certain non-recurring adjustments. In fiscal 2003, these adjustments include impairment of goodwill of approximately $35 million. In fiscal 2002, these adjustments include costs of terminated merger of $15 million.

        This table presents consolidated revenues by geographic area based on the location of the use of the product or service for the years ended July 31, 2004, 2003 and 2002:

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
	(In thousands)
Geographic areas:
United States	$245,144	$190,898	$182,705
Canada	88,283	71,911	75,449
Latin America	57,210	113,754	94,910
Europe	79,182	33,713	47,224
Middle East/Africa	32,513	54,201	25,546
Asia Pacific	62,137	37,344	26,349

Total	$564,469	$501,821	$452,183

        This table presents property and equipment, net of depreciation, by geographic area based on the location of the assets:

	For the Years Ended July 31,
	2004	2003 Restated	2002 Restated
	(In thousands)
Geographic areas:
United States	$83,181	$107,159	$139,123
Asia Pacific	7,503	9,125	12,981
Canada	17,317	15,481	14,668
Europe	8,213	9,705	11,380
Latin America	1,958	2,269	3,832
Middle East/Africa	3,491	5,914	7,824

Total	$121,663	$149,653	$189,808

        In fiscal 2004 and 2003, no customer accounted for 10% or more of total revenue. In fiscal 2002, Petroleo Brasileiro S.A., the national oil company of Brazil, accounted for 12% of our revenue.

        We generate our revenue in the exploration and production ("E&P") sector of the petroleum industry and, therefore, are subject to fluctuations in E&P spending. E&P spending is directly related to the actual and expected prices of oil and gas, which are subject to wide and relatively unpredictable variations.

15.   Subsequent Event

        On the evening of January 18, 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring multi-client seismic data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. Substantially all of the cost associated with the lost equipment is expected to be covered by our insurance at replacement cost.

16.   Restatement

        Due to accounting errors described in Note 1, we have restated our consolidated statements of operations and comprehensive income, balance sheets and statements of cash flows for the fiscal years 2003 and 2002. The restatement also affects periods prior to 2002. These errors were discovered during two separate reviews: a comprehensive review of our balance sheet and a review of specific types of customer contracts.

The Balance Sheet Review

        During our year-end balance sheet review, we found various types of clerical and account reconciliation errors related primarily to the intercompany transfer of property and foreign currency items. The fixed asset errors of approximately $1.9 million affected depreciation and amortization charges over the past seven years. We corrected all matters identified in the balance sheet review in our restatement, although such items were not individually material.

The Contract Review

        We reviewed our accounting for our customer contracts, including those that contain provisions for customer payment of mobilization fees, revenue sharing with customers and certain date contingencies. Because our contracts vary widely in terms and conditions, we reviewed the deliverables of each type of contract and, where required, applied the guidance of EITF 00-21. We determined that our accounting treatment for certain of these customer contracts was not in accordance with generally accepted accounting principles and adjusted our accounts accordingly. We had recognized mobilization fees as revenue during the period of mobilization rather than during the period of seismic data acquisition, as required by Staff Accounting Bulletin (the "SAB") 104. In contracts with revenue sharing clauses and date contingencies, we recognized revenue before the price to be ultimately paid by the related customer was fixed or determinable under SAB No. 104. In all cases, our errors related to customer contracts were related to the timing of revenue recognition.

        The following is a summary of the effect of the restatement adjustments on our previously reported net income, earnings per share and total assets:

	Increase / (Decrease) from Previously Reported Amounts for the Years Ended July 31,
	2003	2002	Pre 2002
	(In thousands, except per share amounts)
Net loss as previously reported	$(59,924)	$(23,150)

Pretax adjustments resulting from:
The balance sheet review	675	(168)	$(2,567)
The contract review	335	(693)	(286)

Total pretax adjustments	1,010	(861)	(2,853)
Tax effect of restatement adjustments	183	40	(333)

Total net adjustments	827	(901)	$(2,520)

Net loss restated	$(59,097)	$(24,051)

Loss per common share—basic and diluted:
As reported	$(1.80)	$(.71)
Effect of the balance sheet review adjustments	.02	(.00)
Effect of the contract review adjustments	.01	(.03)

As restated	$(1.77)	$(.74)

Total assets as reported	$788,362	$780,781	$796,952
Adjustments	2,583	622	(563)

Total assets as adjusted	$790,945	$781,403	$796,389

        The following are restated financial statements for each period compared to the amounts previously reported:

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED JULY 31, 2003

(In thousands, except per share amounts)

	As Reported	Adjustments	Restated
Revenues	$503,001	$(1,180)	$501,821
Cost of services	425,034	(1,763)	423,271
Research and development	11,630	—	11,630
General and administrative	27,211	7	27,218
Loss on (RC)[2] sale	7,627	—	7,627
Impairment of multi-client surveys	4,893	31	4,924
Impairment of goodwill	39,263	—	39,263

Operating income (loss)	(12,657)	545	(12,112)
Interest expense	18,534	—	18,534
Other expense (income), net	681	(465)	216

Income (loss) before provision for income taxes	(31,872)	1,010	(30,862)
Income taxes	28,052	183	28,235

Net income (loss)	$(59,924)	$827	$(59,097)

Net income (loss), per share:
Basic:
Weighted average common shares	33,305	—	33,305
Income (loss) per common share	$(1.80)	$.03	$(1.77)
Diluted:
Weighted average common shares	33,305	—	33,305
Income (loss) per common share	$(1.80)	$.03	$(1.77)
Comprehensive income (loss):
Net income (loss)	$(59,924)	$827	$(59,097)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	12,361	(22)	12,339
Unrealized gain (loss) on investments-available for sale	944	—	944
Unrealized gain (loss) on hedge transaction	(939)	—	(939)
Unrealized minimum pension liability	(1,577)	—	(1,577)

Total other comprehensive income (loss)	10,789	(22)	10,767

Comprehensive income (loss)	$(49,135)	$805	$(48,330)

RESTATED

CONSOLIDATED BALANCE SHEET

AS OF JULY 31, 2003

(Dollars in thousands, except par value)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$72,626	$(529)	$72,097
Restricted cash investments	205	—	205
Accounts and notes receivable (net of allowance for doubtful accounts of $7,953)	131,645	(626)	131,019
Materials and supplies inventory	5,044	(30)	5,014
Prepayments and other	13,365	898	14,263
Income taxes receivable	11,335	1,684	13,019

Total current assets	234,220	1,397	235,617
Property and equipment:
Land	7,006	—	7,006
Geophysical equipment	316,617	—	316,617
Data processing equipment	93,865	(120)	93,745
Geophysical ship	8,331	—	8,331
Leasehold improvements and other	66,820	(315)	66,505

Total	492,639	(435)	492,204
Less accumulated depreciation	341,430	1,121	342,551

Property and equipment, net	151,209	(1,556)	149,653
Multi-client data library	371,949	1,110	373,059
Investment in and advances to joint ventures	4,657	(49)	4,608
Deferred tax asset, net	2,546	(1,838)	708
Other assets	23,781	3,519	27,300

Total	$788,362	$2,583	$790,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,908	$—	$13,908
Accounts payable, trade	43,423	(232)	43,191
Accrued interest	551	—	551
Other accrued liabilities	41,329	593	41,922

Total current liabilities	99,211	361	99,572
Non-current liabilities:
Long-term debt	180,317	—	180,317
Other non-current liabilities	18,701	4,838	23,539

Total non-current liabilities	199,018	4,838	203,856
Stockholders' equity:
Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 32,156,781 shares (excluding Exchangeable Shares of 1,443,411)	322	—	322
Additional paid-in capital	428,402	—	428,402
Accumulated earnings (from August 1, 1991 with respect to Digicon, Inc.)	60,517	(2,594)	57,923
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	3,518	(22)	3,496
Other comprehensive loss	(778)	—	(778)
Unearned compensation	(340)	—	(340)
Treasury stock, at cost; 84,143 shares	(1,508)	—	(1,508)

Total stockholders' equity	490,133	(2,616)	487,517

Total	$788,362	$2,583	$790,945

RESTATED

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JULY 31, 2003

(Dollars in thousands)

	As Reported	Adjustments	Restated
Operating activities:
Net income (loss)	$(59,924)	$827	$(59,097)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	48,304	182	48,486
Amortization of multi-client library	142,029	1,237	143,266
Impairment of multi-client library	4,893	31	4,924
Impairment of goodwill	39,263	—	39,263
Loss on (RC)[2] sale	7,627	—	7,627
Impairment of land acquisition equipment	1,780	—	1,780
(Gain) loss on disposition of property and equipment	(183)	12	(171)
Equity in loss of joint venture	1,111	(1)	1,110
Provision for deferred taxes	16,831	1,941	18,772
Amortization of unearned compensation	682	—	682
Change in operating assets/liabilities:
Accounts and notes receivable	(1,378)	(244)	(1,622)
Materials and supplies inventory	11,066	—	11,066
Prepayments and other	1,813	(447)	1,366
Current income tax	4,739	(1,394)	3,345
Accounts payable and other accrued liabilities	(23,957)	(3,037)	(26,994)
Other non-current liabilities	3,429	4,223	7,652
Other	2,589	(3,189)	(600)

Total cash provided by operating activities	200,714	141	200,855
Investing activities:
Decrease (increase) in restricted cash investments	(39)	—	(39)
Investment in multi-client library, net cash	(151,693)	(81)	(151,774)
Acquisitions, net of cash received	(9,547)	—	(9,547)
Purchase of property and equipment	(30,497)	—	(30,497)
Sale of property and equipment	3,071	—	3,071

Total cash used by investing activities	(188,705)	(81)	(188,786)
Financing activities:
Borrowings of long-term debt, net of debt issue costs	308,236	—	308,236
Payments of long-term debt	(261,275)	—	(261,275)
Proceeds from the sale of common stock	2,601	—	2,601

Total cash provided by financing activities	49,562	—	49,562
Currency loss (gain) on foreign cash	469	—	469

Change in cash and cash equivalents	62,040	60	62,100
Beginning cash and cash equivalents balance	10,586	(589)	9,997

Ending cash and cash equivalents balance	$72,626	$(529)	$72,097

SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JULY 31, 2003

(Dollars in thousands)

	As Reported	Adjustments	Restated
Schedule of non-cash transactions:
Utilization of net operating losses existing prior to the quasi-reorganization resulting in an increase (decrease) in:
Deferred tax asset valuation allowance	$(4,437)	$(59)	$(4,496)
Additional paid-in capital	4,437	59	4,496
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	24,360	81	24,441
Common stock issued for purchase of Hampson-Russell Software Services, Ltd.	7,250	—	7,250
Common stock issued to employees	292	—	292
Supplemental disclosures of cash flow information:
Cash paid for:
Interest:
Senior notes	$11,899	$—	$11,899
Term notes	6,289	—	6,289
Credit agreements	1,485	—	1,485
Other	67	—	67
Income taxes, net	3,585	—	3,585

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED JULY 31, 2002

(In thousands, except per share amounts)

	As Reported	Adjustments	Restated
Revenues	$455,683	$(3,500)	$452,183
Cost of services	351,733	(3,867)	347,866
Research and development	11,475	—	11,475
General and administrative	23,763	—	23,763
Merger costs	14,607	—	14,607
Impairment of multi-client surveys	55,204	101	55,305

Operating income (loss)	(1,099)	266	(833)
Interest expense	13,628	—	13,628
Other expense, net	3,231	1,127	4,358

Income (loss) before provision for income taxes	(17,958)	(861)	(18,819)
Provision for income taxes	5,192	40	5,232

Net loss	$(23,150)	$(901)	$(24,051)

Net income (loss), per share:
Basic:
Weighted average common shares	32,409	—	32,409
Loss per common share	$(.71)	$(.03)	$(.74)
Diluted:
Weighted average common shares	32,409	—	32,409
Loss per common share	$(.71)	$(.03)	$(.74)
Comprehensive income (loss)
Net loss	$(23,150)	$(901)	$(24,051)
Other comprehensive loss (net of tax, $0 in all periods):
Foreign currency translation adjustments	(1,867)	—	(1,867)
Unrealized loss on investments-available for sale	(1,354)	—	(1,354)
Unrealized gain on investments-available for sale recognized as expense	1,368	—	1,368
Unrealized gain on hedge transaction	1,215	—	1,215

Total other comprehensive loss	(638)	—	(638)

Comprehensive loss	$(23,788)	$(901)	$(24,689)

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JULY 31, 2002

(Dollars in thousands)

	As Reported	Adjustments	Restated
Operating activities:
Net income (loss)	$(23,150)	$(901)	$(24,051)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	68,341	256	68,597
Depreciation and amortization capitalized to multi-client library and software	(29,244)	—	(29,244)
Amortization of multi-client library	115,287	(1,675)	113,612
Impairment of multi-client library	55,204	101	55,305
(Gain) / loss on disposition of property and equipment	(1,445)	—	(1,445)
Loss on investment in Miller Exploration Company	1,369	—	1,369
Equity in (earnings) loss of joint venture	(181)	—	(181)
Provision for deferred taxes	6,242	178	6,420
Amortization of unearned compensation	654	—	654
Change in operating assets/liabilities:
Accounts and notes receivable	12,608	160	12,768
Materials and supplies inventory	(6,039)	29	(6,010)
Prepayments and other	(120)	(108)	(228)
Income tax receivable	(11,032)	(173)	(11,205)
Accounts payable and other accrued liabilities	(4,169)	1,615	(2,554)
Other non-current liabilities	154	—	154
Other	793	263	1,056

Total cash provided by operating activities	185,272	(255)	185,017
Investing activities:
Decrease (increase) in restricted cash investments	(166)	—	(166)
Investment in multi-client library, net cash	(169,039)	(145)	(169,184)
Purchase of property and equipment	(87,096)	4	(87,092)
Sale of property and equipment	4,980	—	4,980

Total cash used by investing activities	(251,321)	(141)	(251,462)
Financing activities:
Net long-term debt borrowings	5,000	—	5,000
Proceeds from the sale of common stock	2,622	—	2,622

Total cash provided by financing activities	7,622	—	7,622
Currency loss (gain) on foreign cash	(205)	—	(205)

Change in cash and cash equivalents	(58,632)	(396)	(59,028)
Beginning cash and cash equivalents balance	69,218	(193)	69,025

Ending cash and cash equivalents balance	$10,586	$(589)	$9,997

SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JULY 31, 2002

(Dollars in thousands)

	As Reported	Adjustments	Restated
Schedule of non-cash transactions:
Utilization of net operating losses existing prior to the quasi-reorganization resulting in an increase (decrease) in:
Deferred tax asset valuation allowance	$(1,111)	$—	$(1,111)
Additional paid-in capital	1,111	—	1,111
Tax deduction due to exercise of stock options resulting in an increase in:
Deferred tax asset	2,379	—	2,379
Additional paid-in capital	2,379	—	2,379
Capitalization of depreciation and amortization resulting in an increase in:
Multi-client data library	29,025	144	29,169
Other assets	219	—	219
Common stock issued to employees	250	—	250
Supplemental disclosures of cash flow information:
Cash paid for:
Interest:
Senior notes	$13,163	$—	$13,163
Credit agreements	202	—	202
Other	134	—	134
Income taxes	10,851	—	10,851

17.   Selected Quarterly Financial Data (Unaudited)

	For the Year Ended July 31, 2004
	1st Quarter Restated(1)	2nd Quarter Restated	3rd Quarter Restated(2)	4th Quarter(2)
	(In thousands, except per share amounts)
Revenues	$102,407	$145,056	$180,714	$136,292
Net income (loss)	(26,985)	13,594	10,064	8,548
Net income (loss) per common share—basic	(.80)	.40	.30	.26
Net income (loss) per common share—diluted	(.80)	.40	.29	.25

	For the Year Ended July 31, 2003 Restated
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)
	(In thousands, except per share amounts)
Revenues	$135,493	$125,788	$123,362	$117,178
Net income (loss)	1,361	5,364	4,561	(70,383)
Net income (loss) per common share—basic and diluted	.04	.16	.14	(2.10)

(1)
The first quarter of fiscal 2004 includes a charge of $22.1 million related to our change in multi-client accounting

(2)
The third and fourth quarters of fiscal 2004 include charges of $6.4 million and $1.0 million, respectively, related to the retirement of the Term Loans as a result of our refinancing

(3)
The fourth quarter of fiscal 2003 includes charges of $4.9 million for impairment of multi-client surveys, $7.6 million for the loss on the (RC)2 sale, $39.3 million for the impairment of goodwill and $19.9 for deferred tax valuation. Additionally, the restatement decreased revenue by $2.4 million, increased net income by $0.3 million and decreased net loss per share by $0.01.

        Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

18.   Restatement of Quarterly Financial Data (Unaudited)

        The following is a summary of the effect of the restatement adjustments, as described in Notes 1 and 16, on our previously reported quarterly net income, earnings per share and total assets:

	Increase / (Decrease) from Previously Reported Amounts for the Quarterly Periods
	Fiscal 2004			Fiscal 2003
	3rd Quarter	2nd Quarter	1st Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(In thousands, except per share amounts)
Net income (loss) as previously reported	$10,169	$14,239	$(26,347)	$4,728	$4,490	$1,563
Pretax adjustments resulting from:
The balance sheet review	15	(620)	(281)	(63)	298	190
The contract review	(172)	(2)	(485)	(32)	1,128	(532)

Total pretax adjustments	(157)	(622)	(766)	(95)	1,426	(342)
Tax effect of restatement adjustments	(52)	23	(128)	72	552	(140)

Total net adjustments	(105)	(645)	(638)	(167)	874	(202)

Net income (loss) restated	$10,064	$13,594	$(26,985)	$4,561	$5,364	$1,361

Income (loss) per common share—diluted:
As reported	$.29	$.42	$(.78)	$.14	$.14	$.05
Effect of net adjustments	.00	(.02)	(.02)	.00	.02	(.01)

As restated	$.29	$.40	$(.80)	$.14	$.16	$.04

Total assets as reported	$763,316	$786,485	$761,550	$848,063	$854,812	$845,244
Effect of net adjustments	1,696	5,915	3,757	(525)	2,305	1,880

Total assets as adjusted	$765,012	$792,400	$765,307	$847,538	$857,117	$847,124

        The following are restated financial statements for each period compared to the amounts previously reported on Form 10-Q:

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended April 30, 2004			Nine Months Ended April 30, 2004
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Statement of Operations:
Revenues	$176,547	$4,167	$180,714	$428,667	$(490)	$428,177
Cost of services	143,487	4,424	147,911	375,492	1,133	376,625
Research and development	4,118	—	4,118	11,258	—	11,258
General and administrative	7,217	23	7,240	19,791	32	19,823

Operating income (loss)	21,725	(280)	21,445	22,126	(1,655)	20,471
Interest expense	8,874	—	8,874	17,349	1	17,350
Other income, net	(439)	(123)	(562)	(956)	(111)	(1,067)

Income (loss) before provision for income taxes	13,290	(157)	13,133	5,733	(1,545)	4,188
Income taxes	3,121	(52)	3,069	7,672	(157)	7,515

Net income (loss)	$10,169	$(105)	$10,064	$(1,939)	$(1,388)	$(3,327)

Net income (loss), per share:
Basic:
Income (loss) per common share	$.30	$.00	$.30	$(.06)	$(.04)	$(.10)
Weighted average common shares (including exchangeable shares)	33,455	—	33,455	33,598	—	33,598
Diluted:
Income (loss) per common share	$.29	$.00	$.29	$(.06)	$(.04)	$(.10)
Weighted average common shares (including exchangeable shares)	34,641	—	34,641	33,598	—	33,598
Comprehensive income (loss):
Net income (loss)	$10,169	$(105)	$10,064	$(1,939)	$(1,388)	$(3,327)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	(3,541)	(113)	(3,654)	2,394	(21)	2,373
Other unrealized gain (loss)	19	—	19	(585)	—	(585)

Total other comprehensive income (loss)	(3,522)	(113)	(3,635)	1,809	(21)	1,788

Comprehensive income (loss)	$6,647	$(218)	$6,429	$(130)	$(1,409)	$(1,539)

RESTATED

CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2004

(UNAUDITED)

(Dollars in thousands, except par value)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$87,265	$(747)	$86,518
Restricted cash investments	111	—	111
Accounts and notes receivable (net of allowance of $1,068)	172,714	(977)	171,737
Materials and supplies inventory	3,245	(42)	3,203
Prepayments and other	12,279	628	12,907
Income taxes receivable	8,151	2,248	10,399

Total current assets	283,765	1,110	284,875
Property and equipment	491,013	(652)	490,361
Less accumulated depreciation	364,295	1,153	365,448

Property and equipment, net	126,718	(1,805)	124,913
Multi-client data library	324,825	696	325,521
Deferred tax asset	1,755	(1,755)	—
Other assets	26,253	3,450	29,703

Total	$763,316	$1,696	$765,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$444	$—	$444
Trade accounts payable	35,945	(266)	35,679
Other accrued liabilities	46,664	1,021	47,685

Total current liabilities	83,053	755	83,808
Non-current liabilities:
Long-term debt	181,543	—	181,543
Other non-current liabilities	19,085	4,966	24,051

Total non-current liabilities	200,628	4,966	205,594
Stockholders' equity:
Common stock, $.01 par value; authorized: 78,500,000 shares; issued: 33,824,509 shares (excluding common stock equivalent exchangeable shares of subsidiary of 851,931)	338	—	338
Additional paid-in capital	438,426	—	438,426
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	58,578	(3,982)	54,596
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	5,912	(43)	5,869
Other comprehensive loss	(1,363)	—	(1,363)
Unearned compensation	(632)	—	(632)
Treasury stock, at cost; 1,317,314 shares	(21,624)	—	(21,624)

Total stockholders' equity	479,635	(4,025)	475,610

Total	$763,316	$1,696	$765,012

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2004

(UNAUDITED)

(Dollars in thousands)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$(1,939)	$(1,388)	$(3,327)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	31,655	216	31,871
Amortization of multi-client library	163,390	447	163,837
(Gain) / loss on disposition of property and equipment	137	—	137
Equity in loss of joint venture	958	1	959
Deferred taxes	782	—	782
Amortization of unearned compensation	311	—	311
Change in operating assets/liabilities:
Accounts and notes receivable	(39,730)	351	(39,379)
Materials and supplies inventory	1,802	12	1,814
Prepayments and other	603	270	873
Income tax receivable	4,328	(564)	3,764
Accounts payable and other accrued liabilities	(3,815)	427	(3,388)
Other	(6,126)	43	(6,083)

Total cash provided by operating activities	152,356	(185)	152,171
Cash flows from investing activities:
Decrease (increase) in restricted cash investments	94	—	94
Investment in multi-client library, net cash	(97,333)	(33)	(97,366)
Purchase of property and equipment	(20,652)	—	(20,652)
Sale of property and equipment	1,225	—	1,225
Sale of (RC)[2] software operating	2,000	—	2,000

Total cash used by investing activities	(114,666)	(33)	(114,699)
Cash flows from financing activities:
Borrowing of long-term debt	155,000	—	155,000
Payments on long-term debt	(167,238)	—	(167,238)
Net proceeds from the sale of common stock	9,119	—	9,119
Purchase of treasury stock	(20,000)	—	(20,000)

Total cash provided by financing activities	(23,119)	—	(23,119)
Currency loss (gain) on foreign cash	68	—	68

Change in cash and cash equivalents	14,639	(218)	14,421
Beginning cash and cash equivalents balance	72,626	(529)	72,097

Ending cash and cash equivalents balance	$87,265	$(747)	$86,518

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$14,380	$—	$14,380

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended January 31, 2004			Six Months Ended January 31, 2004
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Statement of Operations:
Revenues	$147,770	$(2,714)	$145,056	$252,120	$(4,657)	$247,463
Cost of services	114,988	(2,124)	112,864	232,005	(3,291)	228,714
Research and development	3,695	—	3,695	7,140	—	7,140
General and administrative	6,383	9	6,392	12,574	9	12,583

Operating income (loss)	22,704	(599)	22,105	401	(1,375)	(974)
Interest expense	4,197	—	4,197	8,475	1	8,476
Other (income) expense, net	(370)	23	(347)	(517)	12	(505)

Income (loss) before provision for income taxes	18,877	(622)	18,255	(7,557)	(1,388)	(8,945)
Income taxes	4,638	23	4,661	4,551	(105)	4,446

Net income (loss)	$14,239	$(645)	$13,594	$(12,108)	$(1,283)	$(13,391)

Net income (loss), per share:
Basic:
Income (loss) per common share	$.42	$(.02)	$.40	$(.36)	$(.04)	$(.40)
Weighted average common shares (including exchangeable shares)	33,745	—	33,745	33,668	—	33,668
Diluted:
Income (loss) per common share	$.42	$(.02)	$.40	$(.36)	$(.04)	$(.40)
Weighted average common shares (including exchangeable shares)	34,003	—	34,003	33,668	—	33,668
Comprehensive income (loss):
Net income (loss)	$14,239	$(645)	$13,594	$(12,108)	$(1,283)	$(13,391)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	570	14	584	5,935	92	6,027
Other unrealized gain (loss)	(691)	—	(691)	(604)	—	(604)

Total other comprehensive income (loss)	(121)	14	(107)	5,331	92	5,423

Comprehensive income (loss)	$14,118	$(631)	$13,487	$(6,777)	$(1,191)	$(7,968)

RESTATED

CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2004

(UNAUDITED)

(Dollars in thousands, except par value)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$69,520	$(611)	$68,909
Restricted cash investments	15	—	15
Accounts and notes receivable (net of allowance of $1,059)	172,243	(547)	171,696
Materials and supplies inventory	4,056	(40)	4,016
Prepayments and other	13,303	2,913	16,216
Income taxes receivable	11,280	1,964	13,244

Total current assets	270,417	3,679	274,096
Property and equipment	488,781	(626)	488,155
Less accumulated depreciation	352,912	1,142	354,054

Property and equipment, net	135,869	(1,768)	134,101
Multi-client data library	350,071	1,417	351,488
Investment in and advances to joint venture	3,483	(49)	3,434
Deferred tax asset	1,967	(1,838)	129
Other assets	24,678	4,474	29,152

Total	$786,485	$5,915	$792,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,425	$—	$1,425
Trade accounts payable	36,341	(253)	36,088
Other accrued liabilities	64,606	4,018	68,624

Total current liabilities	102,372	3,765	106,137
Non-current liabilities:
Long-term debt	179,698	—	179,698
Other non-current liabilities	19,089	5,957	25,046

Total non-current liabilities	198,787	5,957	204,744
Stockholders' equity:
Common stock, $.01 par value; authorized: 78,500,000 shares, issued: 32,487,609 shares (excluding common stock equivalent exchangeable shares of subsidiary of 1,422,711)	324	—	324
Additional paid-in capital	430,697	—	430,697
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	48,409	(3,877)	44,532
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	9,453	70	9,523
Other comprehensive loss	(1,382)	—	(1,382)
Unearned compensation	(626)	—	(626)
Treasury stock, at cost; 89,136 shares	(1,549)	—	(1,549)

Total stockholders' equity	485,326	(3,807)	481,519

Total	$786,485	$5,915	$792,400

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2004

(UNAUDITED)

(Dollars in thousands)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$(12,108)	$(1,283)	$(13,391)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	19,869	190	20,059
Amortization of multi-client library	105,731	(285)	105,446
Loss on disposition of property and equipment	480	—	480
Equity in loss of joint venture	613	—	613
Deferred taxes	717	3,425	4,142
Amortization of unearned compensation	240	—	240
Change in operating assets/liabilities:
Accounts and notes receivable	(39,205)	(79)	(39,284)
Materials and supplies inventory	993	10	1,003
Prepayments and other	(462)	(2,015)	(2,477)
Income tax receivable	1,360	(280)	1,080
Accounts payable and other accrued liabilities	14,467	1	14,468
Other	(3,693)	256	(3,437)

Net cash provided by operating activities	89,002	(60)	88,942
Cash flows from investing activities:
Decrease in restricted cash investments	190	—	190
Investment in multi-client library, net cash	(70,315)	(22)	(70,337)
Purchase of property and equipment	(13,557)	—	(13,557)
Sale of property and equipment	655	—	655
Sale of (RC)[2] software operation	2,000	—	2,000

Total cash used by investing activities	(81,027)	(22)	(81,049)
Cash flows from financing activities:
Payments on long-term debt	(13,102)	—	(13,102)
Net proceeds from the sale of common stock	1,524	—	1,524

Total cash used by financing activities	(11,578)	—	(11,578)
Currency loss on foreign cash	497	—	497

Change in cash and cash equivalents	(3,106)	(82)	(3,188)
Beginning cash and cash equivalents balance	72,626	(529)	72,097

Ending cash and cash equivalents balance	$69,520	$(611)	$68,909

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$9,915	$—	$9,915

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

(UNAUDITED)

(In thousands, except per share amounts)

	As Reported	Adjustments	Restated
Revenues	$104,350	$(1,943)	$102,407
Cost of services	117,017	(1,167)	115,850
Research and development	3,445	—	3,445
General and administrative	6,191	—	6,191

Operating loss	(22,303)	(776)	(23,079)
Interest expense	4,278	1	4,279
Other income, net	(147)	(11)	(158)

Loss before provision for income taxes	(26,434)	(766)	(27,200)
Income tax benefit	(87)	(128)	(215)

Net loss	$(26,347)	$(638)	$(26,985)

Net income (loss), per share:
Basic:
Income (loss) per common share	$(.78)	$(.02)	$(.80)
Weighted average common shares	33,608	—	33,608
Diluted:
Income (loss) per common share	$(.78)	$(.02)	$(.80)
Weighted average common shares	33,608	—	33,608
Comprehensive income (loss):
Net income (loss)	$(26,347)	$(638)	$(26,985)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	5,365	78	5,443
Unrealized gain (loss) on investments-available for sale	(247)	—	(247)
Unrealized gain on interest rate swap	462	—	462
Unrealized gain (loss) on hedge transaction	(128)	—	(128)

Total other comprehensive income (loss)	5,452	78	5,530

Comprehensive income (loss)	$(20,895)	$(560)	$(21,455)

RESTATED

CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2003

(UNAUDITED)

(Dollars in thousands, except par value)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$56,346	$(537)	$55,809
Restricted cash investments	205	—	205
Accounts and notes receivable (net of allowance of $3,419)	132,636	(586)	132,050
Materials and supplies inventory	3,415	(40)	3,375
Prepayments and other	15,251	1,370	16,621
Income taxes receivable	13,748	1,877	15,625

Total current assets	221,601	2,084	223,685
Property and equipment	500,549	(595)	499,954
Less accumulated depreciation	353,883	1,132	355,015

Property and equipment, net	146,666	(1,727)	144,939
Multi-client data library	364,963	1,433	366,396
Investment in and advances to joint venture	4,153	(49)	4,104
Deferred tax asset, net	1,953	(1,838)	115
Other assets	22,214	3,854	26,068

Total	$761,550	$3,757	$765,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,783	$—	$13,783
Trade accounts payable	41,952	(261)	41,691
Accrued interest	515	—	515
Other accrued liabilities	36,068	1,909	37,977

Total current liabilities	92,318	1,648	93,966
Non-current liabilities:
Long-term debt	180,055	—	180,055
Other non-current liabilities	18,814	5,284	24,098

Total non-current liabilities	198,869	5,284	204,153
Stockholders' equity:
Common stock, $.01 par value; authorized: 78,500,000 shares, issued: 32,304,150 shares (excluding common stock equivalent exchangeable shares of subsidiary of 1,443,411)	323	—	323
Additional paid-in capital	429,418	—	429,418
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	34,170	(3,231)	30,939
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	8,883	56	8,939
Other comprehensive income (loss)	(691)	—	(691)
Unearned compensation	(191)	—	(191)
Treasury stock, at cost; 89,136 shares	(1,549)	—	(1,549)

Total stockholders' equity	470,363	(3,175)	467,188

Total	$761,550	$3,757	$765,307

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

(UNAUDITED)

(Dollars in thousands)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(26,347)	$(638)	$(26,985)
Non-cash items included in net loss:
Depreciation and amortization, net (other than multi-client)	9,359	160	9,519
Amortization of multi-client library	56,213	(312)	55,901
Loss on disposition of property and equipment	182	—	182
Equity in loss of joint venture	249	—	249
Deferred taxes	722	1,316	2,038
Amortization of unearned compensation	149	—	149
Change in operating assets/liabilities:
Accounts and notes receivable	276	(40)	236
Materials and supplies inventory	1,634	10	1,644
Prepayments and other	(2,102)	(472)	(2,574)
Income tax receivable	(2,181)	(193)	(2,374)
Accounts payable and other accrued liabilities	(7,246)	(18)	(7,264)
Other	(481)	190	(291)

Net cash provided by operating activities	30,427	3	30,430
Cash flows from investing activities:
Investment in multi-client library, net cash	(40,507)	(11)	(40,518)
Purchase of property and equipment	(8,581)	—	(8,581)
Sale of property and equipment	539	—	539
Sale of (RC)[2] software operating	2,000	—	2,000

Net cash used by investing activities	(46,549)	(11)	(46,560)
Cash flows from financing activities:
Payments on long-term debt	(387)	—	(387)
Net proceeds from the sale of common stock	497	—	497

Net cash provided by financing activities	110	—	110
Currency gain on foreign cash	(268)	—	(268)

Change in cash and cash equivalents	(16,280)	(8)	(16,288)
Beginning cash and cash equivalents balance	72,626	(529)	72,097

Ending cash and cash equivalents balance	$56,346	$(537)	$55,809

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$5,355	$—	$5,355

Cash paid for:
Interest	$3,813	$—	$3,813

Taxes	$1,372	$—	$1,372

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended April 30, 2003			Nine Months Ended April 30, 2003
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Statement of Operations:
Revenues	$120,636	$2,726	$123,362	$383,464	$1,179	$384,643
Cost of services	97,497	2,797	100,294	318,446	689	319,135
Research and development	3,274	—	3,274	9,327	—	9,327
General and administrative	6,261	—	6,261	21,744	—	21,744

Operating income (expense)	13,604	(71)	13,533	33,947	490	34,437
Interest expense	5,992	—	5,992	14,359	—	14,359
Other (income) expense, net	(193)	24	(169)	1,454	(499)	955

Income (loss) before provision for income taxes	7,805	(95)	7,710	18,134	989	19,123
Provision for income taxes	3,077	72	3,149	7,353	484	7,837

Net income (loss)	$4,728	$(167)	$4,561	$10,781	$505	$11,286
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	5,651	(22)	5,629	7,250	(22)	7,228
Unrealized gain on investments available for sale	61	—	61	77	—	77
Unrealized loss on interest swap	(410)	—	(410)	(410)	—	(410)
Unrealized gain (loss) on foreign currency hedge	(235)	—	(235)	114	—	114

Total other comprehensive income (loss)	5,067	(22)	5,045	7,031	(22)	7,009

Comprehensive income (loss)	$9,795	$(189)	$9,606	$17,812	$483	$18,295

Weighted average common shares:
Basic	33,348	—	33,348	33,243	—	33,243
Diluted	33,355	—	33,355	33,280	—	33,280
Earnings per share:
Basic and diluted	$.14	$.00	$.14	$.32	$.02	$.34

RESTATED

CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2003

(UNAUDITED)

(Dollars in thousands, except par value)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$73,315	$(585)	$72,730
Restricted cash investments	205	—	205
Accounts and notes receivable (net of allowance of $7,391)	124,241	(921)	123,320
Materials and supplies inventory	3,202	(43)	3,159
Prepayments and other	13,127	468	13,595
Income taxes receivable	10,397	(425)	9,972

Total current assets	224,487	(1,506)	222,981
Property and equipment	492,083	(354)	491,729
Less accumulated depreciation	336,280	1,087	337,367

Property and equipment, net	155,803	(1,441)	154,362
Multi-client data library	376,318	680	376,998
Investment in and advances to joint ventures	5,011	(50)	4,961
Goodwill	39,018	—	39,018
Deferred tax asset	15,741	44	15,785
Other assets	31,685	1,748	33,433

Total	$848,063	$(525)	$847,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$39,867	$(253)	$39,614
Accrued interest	259	—	259
Other accrued liabilities	47,522	227	47,749

Total current liabilities	87,648	(26)	87,622
Non-current liabilities:
Long-term debt	194,613	—	194,613
Deferred tax liability	7,409	—	7,409
Other non-current liabilities	4,616	2,477	7,093

Total non-current liabilities	206,638	2,477	209,115
Stockholders' equity:
Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 32,062,631 shares (excluding Exchangeable Shares of 1,443,411)	321	—	321
Additional paid-in capital	425,239	(59)	425,180
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	131,222	(2,917)	128,305
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(1,593)	—	(1,593)
Other comprehensive income	575	—	575
Unearned compensation	(483)	—	(483)
Treasury stock, at cost; 83,672 shares	(1,504)	—	(1,504)

Total stockholders' equity	553,777	(2,976)	550,801

Total	$848,063	$(525)	$847,538

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2003

(UNAUDITED)

(Dollars in thousands)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$10,781	$504	$11,285
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	55,808	80	55,888
Depreciation and amortization capitalized to multi-client library and software	(19,606)	—	(19,606)
Amortization of multi-client library	106,809	1,687	108,496
Impairment of land equipment	1,780	—	1,780
(Gain) / loss on disposition of property and equipment	(225)	12	(213)
Equity in loss of joint venture	1,158	—	1,158
Amortization of unearned compensation	520	—	520
Change in operating assets/liabilities:
Accounts and notes receivable	5,359	51	5,410
Materials and supplies inventory	12,903	13	12,916
Prepayments and other	1,161	(17)	1,144
Income tax receivable	5,693	715	6,408
Accounts payable and other accrued liabilities	(19,365)	(3,437)	(22,802)
Other non-current liabilities	61	1,862	1,923
Other	(695)	(1,396)	(2,091)

Total cash provided by operating activities	162,142	74	162,216
Cash flows from investing activities:
Decrease (increase) in restricted cash investments	(39)	—	(39)
Investment in multi-client library, net cash	(122,652)	(70)	(122,722)
Purchase of property and equipment	(19,530)	—	(19,530)
Sale of property and equipment	2,475	—	2,475
Acquisition of business	(9,547)	—	(9,547)

Total cash used by investing activities	(149,293)	(70)	(149,363)
Cash flows from financing activities:
Borrowing of long-term debt	308,236	—	308,236
Payments on long-term debt	(260,887)	—	(260,887)
Net proceeds from the sale of common stock	2,065	—	2,065

Total cash provided by financing activities	49,414	—	49,414
Currency loss (gain) on foreign cash	466	—	466

Change in cash and cash equivalents	62,729	4	62,733
Beginning cash and cash equivalents balance	10,586	(589)	9,997

Ending cash and cash equivalents balance	$73,315	$(585)	$72,730

Cash paid for:
Interest	$16,435	$—	$16,435

Taxes	$1,553	$—	$1,553

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended January 31, 2003			Six Months Ended January 31, 2003
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Statement of Operations:
Revenues	$125,321	$467	$125,788	$262,828	$(1,547)	$261,281
Cost of services	102,013	(554)	101,459	220,949	(2,108)	218,841
Research and development	3,045	—	3,045	6,053	—	6,053
General and administrative	7,810	—	7,810	15,483	—	15,483

Operating income	12,453	1,021	13,474	20,343	561	20,904
Interest expense	4,425	—	4,425	8,367	—	8,367
Other (income) expense, net	637	(405)	232	1,647	(523)	1,124

Income before provision for income taxes	7,391	1,426	8,817	10,329	1,084	11,413
Income taxes	2,901	552	3,453	4,276	412	4,688

Net income	$4,490	$874	$5,364	$6,053	$672	$6,725
Other comprehensive income (net of tax, $0 in all periods):
Foreign currency translation adjustments	1,374	—	1,374	1,599	—	1,599
Unrealized gain on investments available for sale	16	—	16	16	—	16
Other unrealized gain	237	—	237	349	—	349

Total other comprehensive income	1,627	—	1,627	1,964	—	1,964

Comprehensive income	$6,117	$874	$6,991	$8,017	$672	$8,689

Per share:
Basic:
Income per common share	$.14	$.02	$.16	$.18	$.02	$.20
Weighted average common shares	33,235	—	33,235	33,193	—	33,193
Diluted:
Income per common share	$.14	$.02	$.16	$.18	$.02	$.20
Weighted average common shares	33,249	—	33,249	33,220	—	33,220

RESTATED

CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2003

(UNAUDITED)

(Dollars in thousands, except par value)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$79,542	$(602)	$78,940
Restricted cash investments	166	—	166
Accounts and notes receivable (net of allowance of $4,393)	141,141	(1,176)	139,965
Materials and supplies inventory	3,356	(25)	3,331
Prepayments and other	13,106	3,362	16,468
Income taxes receivable	12,450	(178)	12,272

Total current assets	249,761	1,381	251,142
Property and equipment	510,842	(342)	510,500
Less accumulated depreciation	344,767	1,053	345,820

Property and equipment, net	166,075	(1,395)	164,680
Multi-client data library	352,703	682	353,385
Investment in and advances to joint ventures	6,293	(50)	6,243
Goodwill	38,078	—	38,078
Deferred tax asset	15,842	44	15,886
Other assets	26,060	1,643	27,703

Total	$854,812	$2,305	$857,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$35,367	$(241)	$35,126
Accrued interest	4,131	—	4,131
Other accrued liabilities	49,072	3,018	52,090

Total current liabilities	88,570	2,777	91,347
Non-current liabilities:
Long-term debt	211,160	—	211,160
Deferred tax liability	7,348	—	7,348
Other non-current liabilities	4,629	2,336	6,965

Total non-current liabilities	223,137	2,336	225,473
Stockholders' equity:
Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 31,922,839 shares (excluding Exchangeable Shares of 1,444,411)	319	—	319
Additional paid-in capital	424,525	(59)	424,466
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	126,494	(2,749)	123,745
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(7,244)	—	(7,244)
Unrealized gain on foreign currency hedge	1,143	—	1,143
Unrealized gain on investments available for sale	16	—	16
Unearned compensation	(649)	—	(649)
Treasury stock, at cost; 83,014 shares	(1,499)	—	(1,499)

Total stockholders' equity	543,105	(2,808)	540,297

Total	$854,812	$2,305	$857,117

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2003

(UNAUDITED)

(Dollars in thousands)

	As Reported	Adjustments		Restated
Operating activities:
Net income	$6,053		$672	$6,725
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	37,994		50	38,044
Depreciation and amortization capitalized to multi-client library and software	(12,645)		—	(12,645)
Amortization of multi-client library	73,558		1,675	75,233
Impairment of land acquisition equipment	1,780		—	1,780
Gain on disposition of property and equipment	(435)		12	(423)
Equity in loss of joint venture	948		—	948
Amortization of unearned compensation	354		—	354
Change in operating assets/liabilities:
Accounts and notes receivable	(12,380)		306	(12,074)
Materials and supplies inventory	12,744		(5)	12,739
Prepayments and other	(852)		(2,911)	(3,763)
Income tax receivable	3,624		468	4,092
Accounts payable and other accrued liabilities	(17,074)		(650)	(17,724)
Other non-current liabilities	(25)		1,721	1,696
Other	(905)		(1,291)	(2,196)

Total cash provided by operating activities	92,739		47	92,786
Investing activities:
Investment in multi-client library, net cash	(75,587)		(60)	(75,647)
Purchase of property and equipment	(12,967)		—	(12,967)
Sale of property and equipment	2,235		—	2,235
Purchase of Hampson-Russell Software Services Ltd.	(9,250)		—	(9,250)

Total cash used by investing activities	(95,569)		(60)	(95,629)
Financing activities:
Borrowings on long-term debt	120,500		—	120,500
Payments on long-term debt	(49,950)		—	(49,950)
Net proceeds from the sale of common stock	1,186		—	1,186

Total cash provided by financing activities	71,736		—	71,736
Currency loss on foreign cash	50		—	50

Change in cash and cash equivalents	68,956		(13)	68,943
Beginning cash and cash equivalents balance	10,586		(589)	9,997

Ending cash and cash equivalents balance	$79,542		$(602)	$78,940

Cash paid for:
Interest	$7,925	$		$7,925

Taxes	$635		$—	$635

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

(UNAUDITED)

(In thousands, except per share amounts)

	As Reported	Adjustments	Restated
Revenues	$137,507	$(2,014)	$135,493
Operating Expenses:
Cost of services	118,936	(1,554)	117,382
Research and development	3,008	—	3,008
General and administrative	7,673	—	7,673

Operating income	7,890	(460)	7,430
Interest expense	3,942	—	3,942
Other (income) loss, net	1,010	(118)	892

Income (loss) before provision for income taxes	2,938	(342)	2,596
Provision (benefit) for income tax	1,375	(140)	1,235

Net income (loss)	$1,563	$(202)	$1,361
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	225	—	225
Unrealized gain on foreign currency hedge	112	—	112

Total other comprehensive income	337	—	337

Comprehensive income	$1,900	$(202)	$1,698

Per share:
Basic:
Income (loss) per common share	$.05	$(.01)	$.04
Weighted average common shares	33,151	—	33,151
Diluted:
Income (loss) per common share	$.05	$(.01)	$.04
Weighted average common shares	33,195	—	33,195

RESTATED

CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2002

(UNAUDITED)

(Dollars in thousands, except par value)

	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$47,876	$(595)	$47,281
Restricted cash investments	166	—	166
Accounts and notes receivable (net of allowance for doubtful accounts of $4,249)	145,956	(1,263)	144,693
Materials and supplies inventory	4,247	(42)	4,205
Prepayments and other	14,675	207	14,882
Income taxes receivable	15,645	396	16,041

Total current assets	228,565	(1,297)	227,268
Property and equipment	516,157	(232)	515,925
Less accumulated depreciation	334,721	1,084	335,805

Property and equipment, net	181,436	(1,316)	180,120
Multi-client data library	348,431	3,057	351,488
Investment in and advances to joint ventures	6,573	(50)	6,523
Goodwill (net of accumulated amortization of $6,830)	38,037	—	38,037
Deferred tax asset	16,072	44	16,116
Other assets	26,130	1,442	27,572

Total	$845,244	$1,880	$847,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and revolver	$210,684	$—	$210,684
Trade accounts payable	43,751	(269)	43,482
Accrued interest	884	—	884
Other accrued liabilities	41,446	3,763	45,209

Total current liabilities	296,765	3,494	300,259
Non-current liabilities:
Deferred tax liability	7,323	—	7,323
Other non-current liabilities	4,642	2,068	6,710

Total non-current liabilities	11,965	2,068	14,033
Stockholders' equity:
Common stock, $.01 par value; authorized: 40,000,000 shares; issued: 31,854,220 shares (excluding Exchangeable Shares of 1,444,514)	318	—	318
Additional paid-in capital	424,230	(59)	424,171
Accumulated earnings (from August 1, 1991 with respect to Digicon Inc.)	122,004	(3,623)	118,381
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(8,618)	—	(8,618)
Unrealized gain on foreign currency hedge	906	—	906
Unearned compensation	(848)	—	(848)
Treasury stock, at cost; 81,599 shares	(1,478)	—	(1,478)

Total stockholders' equity	536,514	(3,682)	532,832

Total	$845,244	$1,880	$847,124

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

(UNAUDITED)

(Dollars in thousands)

	As Reported	Adjustments	Restated
Operating activities:
Net income	$1,563	$(202)	$1,361
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	18,786	9	18,795
Depreciation and amortization capitalized to multi-client library and software	(6,034)	—	(6,034)
Amortization of multi-client library	32,026	(726)	31,300
Impairment of land acquisition equipment	1,780	—	1,780
Loss on disposition of property and equipment	224	—	224
Equity in loss of joint venture	599	—	599
Amortization of unearned compensation	180	—	180
Change in operating assets/liabilities:
Accounts and notes receivable	(17,799)	393	(17,406)
Materials and supplies inventory	11,850	12	11,862
Prepayments and other	(2,520)	244	(2,276)
Income tax receivable	429	(106)	323
Accounts payable and other accrued liabilities	(19,462)	41	(19,421)
Other non-current liabilities	(12)	1,453	1,441
Other	520	(1,090)	(570)

Total cash provided by operating activities	22,130	28	22,158
Investing activities:
Investment in multi-client library, net cash	(37,506)	(34)	(37,540)
Purchase of property and equipment	(9,385)	—	(9,385)
Sale of property and equipment	92	—	92
Purchase of Hampson-Russell Software Services Ltd	(9,250)	—	(9,250)

Total cash used by investing activities	(56,049)	(34)	(56,083)
Financing activities:
Borrowings on revolver	120,500	—	120,500
Payments on senior notes and revolver	(49,950)	—	(49,950)
Net proceeds from the sale of common stock	643	—	643

Total cash provided by financing activities	71,193	—	71,193
Currency loss on foreign cash	16	—	16

Change in cash and cash equivalents	37,290	(6)	37,284
Beginning cash and cash equivalents balance	10,586	(589)	9,997

Ending cash and cash equivalents balance	$47,876	$(595)	$47,281

Cash paid for:
Interest	$6,771	$—	$6,771

Taxes	$950	$—	$950

VERITAS DGC INC. AND SUBSIDIARIES

Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves

Schedule II

Restated

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
2004	$7,953	$—	$—	$(6,844)	$1,109
2003	4,143	3,810	—	—	7,953
2002	709	3,434	—	—	4,143
Accrued dry dock
2004	$3,227	$4,604	$—	$(5,411)	$2,420
2003	2,857	3,351	—	(2,981)	3,227
2002	1,432	3,098	—	(1,673)	2,857
Tax valuation allowances
2004	$61,112	$11,924	$—	$—	$73,036
2003	28,445	37,756	—	(5,089)	61,112
2002	27,741	2,118	—	(1,414)	28,445

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of July 31, 2004. The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective as of July 31, 2004.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined as a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        We are restating our financial statements for fiscal periods of 2002 through 2003 due to our failure to properly record revenue and expenses in the appropriate periods (See details in Notes 1 and 16 of Notes to Consolidated Financial Statements.) Based upon our investigations and those of the Audit Committee of our Board of Directors, we believe these accounting errors are the result of mistakes and omissions, but the fact that they were not detected and corrected in a timely manner leads us to conclude that we had material weaknesses in the operation of our disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this report. A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work.

        Our inquiry into these matters indicated that in our largest operating division:

  •
  Supervisory personnel did not review balance sheet reconciliations.

  •
  Reconciliations were not adequately performed or identified discrepancies not properly addressed.

  •
  Periodic reviews of all balance sheet accounts by management personnel were not performed.

        A global contract review revealed the following issues related to revenue recognition:

  •
  Revenue generated through the mobilization of our seismic equipment was recognized during the period of mobilization, rather than over the period when the equipment was actually used for seismic data acquisition.

  •
  Revenue was recognized on a proportional performance basis on projects where the governing contracts contained date contingencies that required the use of completed contract method of revenue recognition.

  •
  Revenue was pre-maturely recognized from several arrangements where the customer could share in the proceeds from future sales of data licenses. Some, or all, of the revenue from the customer participating in the future revenue should have been deferred until the net amount ultimately paid by that customer for the data license is known. The periods of deferral range from a few months to an indefinite number of years, depending upon the contractual terms. In some arrangements, the period of deferral will also depend upon the pace of license sales, with a high rate of sales shortening the effective deferral period.

        It should be noted that all of these revenue recognition issues involved only the timing of revenue recognition.

Changes in Internal Controls Over Financial Reporting

        During the fourth quarter of fiscal 2004, we did not make any change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the end of fiscal 2004, due to the material weaknesses noted, our Chief Executive Officer and Chief Financial Officer, in conjunction with other members of management and our Audit Committee, conducted a review of our internal control over financial reporting. As a result of this review we have taken the following actions, many of which are ongoing in nature:

  •
  Increased the size and scope of our internal audit department

  •
  Increased our documentation, review and remediation efforts with regard to internal controls

  •
  Increased the formality of our review processes, such as account reconciliation and customer contract review

  •
  Increased the segregation of duties between individuals within each accounting function

  •
  Installed a software-enabled system to effect monitoring and change management of our internal controls

  •
  Required, on a quarterly basis, support certification regarding accounting and controls from operational management and others with particular knowledge or span of control

  •
  Implemented the use of an external agency for our whistle-blower hotline

  •
  Involved corporate finance in the hiring and review of divisional accounting personnel

  •
  Established a formal evaluation and implementation process regarding changes in accounting rules

        Within the division where the internal control deficiencies were noted we have:

  •
  Replaced certain accounting personnel

  •
  Changed reporting relationships

  •
  Reorganized the accounting function with increased segregation of duties

  •
  Evaluated and are addressing staffing requirements, including quantity and qualifications of personnel

        In response to the requirements of Sarbanes-Oxley Act of 2002 and our material weakness in certain areas, we are formalizing our entire control framework and all of our control procedures. We have done significant work in evaluating, documenting, testing and remediating this framework and processes in a concerted effort to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by our required deadline for fiscal 2005.

ITEM 9B.    Other Information

Global Management Incentive Plan

        In June 2004, the compensation committee of our board of directors adopted the Global Management Incentive Plan and selected certain of our senior executives, including executive officers, to participate in the new plan. The incentive plan is effective for the fiscal year commencing August 1, 2004 and subsequent years.

        Under the terms of the incentive plan, which is administered by the compensation committee, each participant is assigned a target bonus percentage that is a percentage of his or her base annual salary. In the event a participant's salary is increased during the year, the performance awards will be adjusted to reflect the new salary on a prorated basis. The target bonus percentages under the incentive plan for fiscal year 2005 range from 50% to 75%. Each participant is eligible to earn as incentive compensation a percentage of his or her target bonus percentage not to exceed two times his or her annual target payout if certain financial and individual goals are met.

        Financial and individual goals under the incentive plan were set prior to the beginning of fiscal year 2005. In the case of participants who are officers or corporate personnel, 50% of any performance award is conditioned upon the company attaining a specified threshold amount of profit before income taxes and 25% is conditioned upon the company attaining a specified threshold amount of return on assets.(1) To earn the remaining 25% of the performance award, the participant must attain one or more discrete business goals set by the participant's immediate supervisor or, in the case of executive officers, by the compensation committee.

(1)
When the incentive plan was originally adopted in June 2004, 25% of any performance award was conditioned upon the company attaining a specified threshold amount of return on investment. In October 2004, the compensation committee changed this measurement to return on assets.

        The incentive plan provides that each participant will be paid a partial performance award, if earned, based on the financial results of the first six months of the fiscal year. It is contemplated that the mid-year award will be made in March each year. The mid-year payment is calculated by multiplying the target bonus percentage times 50% times the percentage of the financial goal attained, not to exceed 100%. The mid-year payment will not take the achievement of individual goals into account—this has the practical effect of limiting the mid-year payment to 37.5% of the target payout.(2)

(2)
On April 1, 2005, the mid-year payment was made to all participants in the Global Management Incentive Plan, including the following amounts to our executive officers: Thierry Pilenko—$126,563; Stephen J. Ludlow—$49,691; Timothy L. Wells—$74,250; Mark E. Baldwin—$67,500; Vincent M. Thielen—$33,806; and Larry L. Worden—$42,188.

        The following table shows each executive officer's target bonus percentage, annual base salary as of August 1, 2004, and base salary after increases for certain executive officers effective April 2, 2005:

Name	Title	Target Payout	Base Salary as of July 31, 2004		Base Salary as of April 2, 2005
Thierry Pilenko	Chairman and Chief Executive Officer	75%	$450,000		$475,000
Stephen J. Ludlow	Vice Chairman	50%	$265,021		$280,000
Timothy L. Wells	President and Chief Operating Officer	60%	$330,000		$350,000
Mark E. Baldwin	Executive Vice President, Chief Financial Officer and Treasurer	60%	$0	*	$300,000
Vincent M. Thielen	Vice President, Corporate Controller	50%	$180,300		$180,300
Larry L. Worden	Vice President, General Counsel and Secretary	50%	$225,000		$240,000

*
Mr. Baldwin joined the company in August 2004 at a base annual salary of $300,000.

Key Contributor Incentive Plan

        In June 2004, our compensation committee terminated the company's existing Key Contributor Incentive Plan (as amended and restated March 3, 2003) and replaced it with a new plan also known as the Key Contributor Incentive Plan. The new key contributor plan is effective for the fiscal year commencing August 1, 2005 and subsequent years.

        The key contributor plan is administered by a management committee comprised of the company's chief executive officer, chief operating officer and vice president, human resources. Participants in the key contributor plan include managerial and administrative personnel selected by the management committee. Officers and senior managers of the company are not eligible to participate in the key contributor plan.

        Each participant in the key contributor plan is assigned a target bonus percentage that is a percentage of his or her base annual salary. In the event a participant's salary is increased during the year, the performance awards will be adjusted to reflect the new salary on a prorated basis. The target bonus percentages under the key contributor plan for fiscal year 2005 range from 5% to 35%. Each participant is eligible to earn as incentive compensation a percentage of his or her target bonus percentage not to exceed two times his or her annual target payout if certain financial and individual goals are met.

        Financial and individual goals under the incentive plan were set prior to the beginning of fiscal year 2005. In the case of participants who are corporate personnel, 50% of any performance award is conditioned upon the company attaining a specified threshold amount of profit before income taxes and 25% is conditioned upon the company attaining a specified threshold amount of return on assets.(3) For division personnel, awards are conditioned upon division, rather than company, performance. To earn the remaining 25% of the performance award, the participant must attain one or more discrete business goals set by the participant's immediate supervisor.

(3)
When this latest key contributor plan was originally adopted in June 2004, 25% of any performance award was conditioned upon the company attaining a specified threshold amount of return on investment. In October 2004, the compensation committee changed this measurement to return on assets.

        The incentive plan provides that each participant will be paid a partial performance award, if earned, based on the financial results of the first six months of the fiscal year. It is contemplated that the mid-year award will be made in March each year. The mid-year payment is calculated by multiplying the target bonus percentage times 50% times the percentage of the financial goal attained, not to exceed 100%. The mid-year payment will not take the achievement of individual goals into account—this has the practical effect of limiting the mid-year payment to 37.5% of the target payout.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors

        Certain information concerning each of our eight directors as of December 31, 2004, is set forth below:

Name	Principal Position with Veritas DGC	Age	Director Since	Member of
Loren K. Carroll	Director	61	2003	Audit committee; compensation committee
Clayton P. Cormier	Director	72	1991	Audit committee (chairman)
James R. Gibbs	Director	60	1997	Compensation committee; nominating and corporate governance committee (chairman)
Stephen J. Ludlow	Director, Vice Chairman	54	1994
Brian F. MacNeill	Director	65	1996	Compensation committee (chairman); nominating and corporate governance committee
Thierry Pilenko	Director, Chairman and Chief Executive Officer	47	2004
Jan Rask	Director	49	1998	Audit committee; nominating and corporate governance committee
David F. Work	Director	59	2004	Compensation committee

        Loren K. Carroll is currently president and chief executive officer of M-I Swaco LLC and is also executive vice president of Smith International, Inc. Mr. Carroll also serves as a director of Smith International, Inc. and as a director of Fleetwood Enterprises, Inc. Mr. Carroll joined Smith International in December 1984 as vice president and chief financial officer. In January 1988 he was appointed executive vice president and chief financial officer of Smith International and served in that capacity until March 1989. Mr. Carroll then rejoined Smith International in 1992 as executive vice president and chief financial officer. Smith International holds a 60% interest in M-I Swaco LLC.

        Clayton P. Cormier is currently a financial and insurance consultant. Prior to that, Mr. Cormier was a senior vice president in the oil and gas division of Johnson & Higgins, an insurance broker, from 1986 to 1991 and previously served as chairman of the board, president, and chief executive officer of Ancon Insurance Company, S.A. and as an assistant treasurer of ExxonMobil Corp.

        James R. Gibbs is chairman, president and chief executive officer of Frontier Oil Corporation, an oil refining and marketing company. He has been chairman since January 1999, chief executive officer since 1992 and president since 1987. He has been employed there for twenty-two years. Mr. Gibbs is a director of Frontier Oil Corporation and Smith International, Inc., an advisory director of Frost Bank-Houston, and a member of the Board of Trustees of Southern Methodist University.

        Stephen J. Ludlow became vice chairman of Veritas DGC in January 1999. From August 1996, upon consummation of the business combination between Veritas DGC (formerly Digicon Inc.) and Veritas Energy Services until January 1999, he was president and chief operating officer of Veritas DGC Inc. He has been employed by Veritas DGC for 33 years and served as president and chief executive officer of Veritas DGC from 1994 to 1996. Prior to 1994, he served as executive vice president of Veritas DGC for four years following eight years of service in a variety of management positions with increasing levels of responsibility, including several years of service as the executive responsible for operations in Europe, Africa and the Middle East.

        Brian F. MacNeill is currently chairman of PetroCanada, an integrated oil and natural gas energy company and Dofasco Inc., a steel producer. Prior to his retirement on January 1, 2001, he was president and chief executive officer of Enbridge Inc., a crude oil and liquids transportation and natural gas distribution company, for more than five years. Mr. MacNeill is also a director of PetroCanada, Dofasco Inc., TELUS Corporation, West Fraser Timber Co., Ltd., Sears Canada Inc., Toronto-Dominion Bank, Western Oil Sands, Inc., and Legacy Hotel Real Estate Investment Trust.

        Thierry Pilenko became chairman and chief executive officer and a director of Veritas DGC in March 2004. Prior to his appointment and since 2001, Mr. Pilenko served as managing director of SchlumbergerSema, a Schlumberger Ltd. company located in Paris. From 1998-2001, he was president of Geoquest, another Schlumberger Ltd. company located in Houston, Texas. Mr. Pilenko was employed by Schlumberger Ltd. and its affiliated companies in various parts of the world beginning in 1982 in a variety of progressively more responsible operating positions.

        Jan Rask is currently president and chief executive officer and a director of TODCO, formerly known as R & B Falcon, and has held that position since July 2002. From September 2001 to July 2002, he was the Managing Director-Acquisitions and Special Projects of Pride International, Inc. and from July 1996 to September 2001, Mr. Rask was president, chief executive officer and director of Marine Drilling Companies, Inc. Mr. Rask served as president and chief executive officer of Arethusa (Off-Shore) Limited from May 1993 until the acquisition of Arethusa (Off-shore) Limited by Diamond Offshore Drilling, Inc. in May 1996. Mr. Rask joined Arethusa (Off-shore) Limited's principal operating subsidiary in 1990 as its president and chief executive officer.

        David F. Work is currently an oil and gas industry consultant. From 2001 until October 2003, he served as the chairman of Energy Virtual Partners, Inc., a privately held company engaged in the business of managing under-resourced oil and gas properties. For more than five years prior to his retirement from BP in October 2000, he served in various management capacities with Amoco, BP Amoco and BP, including North American vice president of BP. Mr. Work currently also serves as a director of Edge Petroleum Corporation, CrystaTech, Inc. and TerraTech, Inc.

Executive Officers

        Except as described under the heading "Employment Agreements" below, our executive officers serve at the pleasure of our board of directors and are subject to annual appointment by our board of directors at its first meeting following each annual meeting of stockholders. In addition to Messrs. Pilenko and Ludlow, who are listed under "Directors" with their biographical information, our executive officers include the following individuals as of March 31, 2005:

        Timothy L. Wells, age 51, was appointed president and chief operating officer of Veritas DGC in January 1999. He has been employed by Veritas DGC for nineteen years, having served as president of Veritas DGC's Asia Pacific division, regional manager of North and South American processing, manager of research and programming and in various other capacities in North and South America.

        Mark E. Baldwin, age 51, was appointed executive vice president, chief financial officer and treasurer of Veritas DGC in August 2004. Prior to his appointment and since 2003, Mr. Baldwin was an operating partner in First Reserve Corporation, a privately held oilfield services equity firm. From 2001 to 2002, he served as executive vice president and chief financial officer of Nexitraone, LLC, a privately held telecommunications company. From 1997 to 2001, Mr. Baldwin was chairman and chief executive officer of Pentacon, Inc., then a publicly traded distributor of aerospace and industrial fasteners. For the seventeen years prior to 1997, Mr. Baldwin held a number of progressively more responsible financial and operating positions with Keystone International, Inc., then a publicly traded manufacturer of flow control devices.

        Vincent M. Thielen, age 44, was appointed vice president, corporate controller of Veritas DGC in September 2003. Prior to his appointment, he had been employed by Veritas DGC for 4 years as corporate controller. Prior to that time, he served for eighteen years in various technical, operational and financial roles at Baker-Hughes Incorporated.

        Larry L. Worden, age 52, was appointed vice president, general counsel and secretary of Veritas DGC in December 1998. For ten years prior to that time, Mr. Worden served as vice president, general counsel and secretary of King Ranch, Inc., a privately held Texas corporation. Prior to his employment with King Ranch, Inc. he served as division counsel at National Gypsum Company and practiced law at two private law firms.

Audit Committee

        Our board of directors has appointed a standing audit committee in accordance with the requirements of the Securities Exchange Act of 1934 and the New York Stock Exchange. The members of the audit committee are Messrs Carroll, Cormier and Rask. The audit committee assists the board of directors in ensuring that our accounting and reporting practices are in accordance with applicable requirements. Specifically, the audit committee annually reviews and recommends to our board of directors the firm to be engaged to audit the accounts of our company and its subsidiaries. Additionally, the audit committee reviews with such independent accountant the plan and results of the auditing engagement, makes inquiries as to the adequacy of internal accounting controls, and considers the independence of our independent accountants. The committee also reviews the scope and scheduling of our internal audits and reviews the results of those audits.

        Our board of directors has determined that each member of the audit committee is financially literate and each has accounting or related financial management expertise, as our Board interprets those terms in its business judgment. Our board of directors has designated each of Messrs Carroll, Cormier, and Rask as "audit committee financial experts" following its determination that each meets the criteria for such designation set forth in Item 401(h) of Regulation S-K. In addition, our board has affirmatively determined that Messrs Carroll, Cormier, and Rask (i) have no relationship to the company that may interfere with the exercise of their independence from management and the company; (ii) have no material relationship with the company (either directly as a partner, shareholder or officer of an organization that has a relationship with the company) and (iii) are otherwise "independent" as that term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual and Rule 10A-3(b)(1) and Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Stockholder Recommendations of Nominee(s) to Our Board

        In October 2004, we adopted a new policy governing the method by which stockholders may recommend nominees to our board of directors. Under the terms of that policy, stockholders or a group of stockholders may recommend potential candidates for consideration by our nominating and corporate governance committee by sending a written request to the company's corporate secretary not earlier than the 150th calendar day and not later than the 90th calendar day before the anniversary of the date our proxy statement was released to security holders in connection with our preceding year's annual meeting. Such written request shall be sent to our principal executive offices, 10300 Town Park Drive, Houston, Texas 77072, Attn: Corporate Secretary. The written request must include the candidate's name, contact information, biographical information and qualifications. The request must also include the potential candidate's written consent to being named in the proxy statement as a nominee and to serving as a director if nominated and elected. The stockholder or group of stockholders making the recommendation must also disclose, with the written request described above, the number of shares that the stockholder or group beneficially owns and the period of time the stockholder or group has beneficially owned the shares. The committee may request additional information from time to time from the nominee or the stockholder.

        In accordance with SEC rules, if the committee receives not later than 120 calendar days before the anniversary of the date we released our prior year's proxy statement to stockholders, a recommended nominee from any stockholder or group beneficially owning more than 5% of our shares (and who has owned such amount for at least one year), we will disclose the identity of the candidate and the stockholder or group that recommended the candidate as well as whether the committee chose to nominate the candidate, provided that disclosure of the names will not be made without the written consent of both the candidate and the stockholder or group that made the recommendation.

        Pursuant to our bylaws, only persons who are nominated in accordance with the following procedures are eligible for election as directors. Nominations of persons for election to our board of directors may be made at a meeting of stockholders only (a) by or at the direction of our board of directors or (b) by any stockholder of our company who is a stockholder of record at the time of giving of the required notice described below, who is entitled to vote for the election of directors at the meeting, and who complies with the following notice procedures. All nominations, other than those made by or at the direction of our board of directors, must be made pursuant to timely notice in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed and received at our principal executive offices, 10300 Town Park Drive, Houston, Texas 77072 Attention: Secretary, (i) with respect to an election to be held at an annual meeting not less than 90 days nor more than 120 days before that date which is the first anniversary of the preceding year's annual meeting and (ii) with respect to any election to be held at a special meeting of stockholders, no earlier than the ninetieth day prior to such special meeting and not later than the close of business on the later of the seventieth day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting or of the nominees proposed by our board of directors to be elected at such meeting. If the annual meeting is advanced by more than 30 days, or delayed by more than 90 days, from the anniversary date of the preceding year's annual meeting, the nomination must be delivered not earlier than the 120th day prior to the current year's annual meeting and not later than the later of (1) the 90th day prior to the annual meeting or (2) the 10th day following the announcement of the change in the annual meeting date. A stockholder's notice to the Secretary of our company must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to the person that is required to be disclosed in solicitations for proxies for election of directors, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act (including the written consent of such person to be named in the proxy statement as a nominee and to serve as a director if elected); and (b) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address, as they appear on our books, of such stockholder, and (ii) the class and number of shares of capital stock of our company that are beneficially owned by the stockholder.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain of our officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. We believe, based upon a review of the forms and amendments furnished to us, that each of our directors and officers and greater than 10% stockholders met all applicable filing requirements for the fiscal year ended July 31, 2004.

Code of Ethics

        Our board has adopted a code of ethics (we call it our "code of conduct") that governs the business conduct and ethics of our directors, all of our employees and our executive officers, including our chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct has been posted on our company's internet website at www.veritasdgc.com. In addition, we will provide a printed copy of our code of conduct without charge to any stockholder making written request to Larry L. Worden, Vice President, General Counsel and Secretary, 10300 Town Park Drive, Houston, Texas 77072. It is our intention to disclose on our internet website within four business days of any amendment or waiver

  •
  the date and nature of any amendment we make to any provision of our code of conduct that applies to our chief executive officer, our chief financial officer and our chief accounting officer and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K; and

  •
  information related to any waiver, including any implicit waiver, we grant to our chief executive officer, our chief financial officer and our chief accounting officer that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Corporate Governance Guidelines / Committee Charters

        Our board of directors has adopted written corporate governance guidelines that address such matters as board and committee functions and board and committee member qualifications and responsibilities. In addition, our board has adopted written charters for its audit committee, compensation committee, and nominating and corporate governance committee. Each of these charters was most recently amended in October 2004. Copies of our corporate governance guidelines and each of our committee charters are available on our website at www.veritasdgc.com. We will provide a written copy of any of these documents without charge to any stockholder making written request to Larry L. Worden, Vice President, General Counsel and Secretary, 10300 Town Park Drive, Houston, Texas 77072.

ITEM 11.    Executive Compensation

        The following table reflects all forms of compensation for services to us for the three years ended July 31, 2004, 2003 and 2002 of those individuals who (i) served as our chief executive officer during fiscal 2004, or (ii) were among our four most highly compensated executive officers at July 31, 2004, other than the chief executive officer.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary $	Bonus(1) $	Other Annual Compensation $		Restricted Stock Awards $		Securities Underlying Options(2) #		All Other Compensation $
Thierry Pilenko(3) Chairman and Chief Executive Officer	2004 2003 2002	181,731 — —	75,000 — —	96,669 — —	(4)	— — —		120,000 — —		— — —
David B. Robson(5) Former Chairman and Chief Executive Officer	2004 2003 2002	274,010 429,583 415,000	— 41,025 298,369	— — —		— — —		5,000 173,762 —	(7)	1,365,785 — —	(6)
Stephen J. Ludlow Vice Chairman	2004 2003 2002	265,021 265,021 265,021	148,544 20,246 90,100	— — 3,000	(9)	— — —		24,700 60,971 —	(7)	11,019 — 4,000	(8) (8)
Timothy L. Wells President and Chief Operating Officer	2004 2003 2002	315,000 276,154 260,000	195,054 19,110 88,400	— — 11,586	(9)	77,460 — —	(10)	24,700 60,284 —	(7)	11,759 8,241 4,000	(8) (8) (8)
Vincent M. Thielen Vice President, Corporate Controller	2004 2003 2002	167,960 140,000 140,000	84,862 8,022 35,700	— — —		— — —		12,400 17,580 —	(7)	11,789 6,522 4,290	(8) (8) (8)
Larry L. Worden Vice President, General Counsel and Secretary	2004 2003 2002	210,096 194,039 190,000	106,145 14,834 64,600	— — —		— — —		12,400 29,736 —	(7)	9,350 5,657 2,303	(8) (8) (8)

(1)
Bonuses are reported for the year in which they were earned. A portion of the bonus payments reported for 2004 was paid in March 2005, a portion of the bonus payments reported for fiscal 2003 was paid in September 2003 and a portion of the bonus payments reported for fiscal 2002 was paid in September 2002.

(2)
All options granted were options to purchase our common shares.

(3)
Joined the company in March 2004.

(4)
Includes reimbursement of legal expenses of $7,021, and the following amounts paid to Mr. Pilenko in connection with the re-location of his residence to Houston, Texas: cash moving allowance—$37,500; freight for personal effects—$ 23,177, temporary housing expenses—$10,620, airfare for Mr. Pilenko and his family in connection with their relocation to Houston—$ 18,351.

(5)
Retired in March 2004. All compensation paid to Mr. Robson was paid in Canadian dollars—amounts shown have been converted to U.S. dollars.

(6)
Includes a lump-sum retirement payment of $1,350,000, the cost of a retirement gift of $11,908, and $3,877, the estimated premiums for group health insurance benefits we provided to Mr. Robson and his wife during fiscal year 2004. We are self-insured and do not pay third-party insurance premiums for our group health coverage. The value of health insurance premiums was calculated using an assumed monthly premium of $775.41, the same premium we charge to retired or terminated employees in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985. As part of Mr. Robson's retirement agreement, we agreed to provide him and his wife with health insurance coverage for the remainder of each of their lives.

(7)
Includes two option grants: one in August 2002, which would customarily have been made in March 2002 but was delayed pending the consummation of a business combination that was subsequently terminated in July 2002, and the other in March 2003.

(8)
Represents company matching contributions pursuant to our 401(k) plan.

(9)
For Mr. Ludlow, reflects a service award for 30 years of employment with us, and for Mr. Wells, reflects expense reimbursement for his previous relocation from Singapore to Houston in 1999.

(10)
6,000 shares of restricted stock valued at $12.91 per share, the closing price of our common stock on the New York Stock Exchange on February 2, 2004, the day of the grant. On July 31, 2004, the restricted shares had a value of $147,780 based on the July 30, 2004 closing price of our common stock of $24.63 per share on the New York Stock Exchange. Of the shares issued to Mr. Wells, 2,000 of the restricted shares vested on February 2, 2005, and, assuming that Mr. Wells is still then employed by us, the remaining shares will vest on the following dates: 2,000 shares on February 2, 2006, and 2,000 shares on February 2, 2007. We do not currently pay dividends on our common stock; however, we would pay dividends on the restricted stock should our dividend policy change.

        The following table sets forth options we granted during the fiscal year ended July 31, 2004 to our named executive officers:

OPTION GRANTS IN FISCAL YEAR ENDED JULY 31, 2004

	Individual Grants
Name of Officer	Number of securities underlying options granted		Percent of total options granted to employees in fiscal year	Exercise price ($/share)	Expiration date	Grant Date Present Value(1) $
Thierry Pilenko	120,000	(2)	18	$15.88	3/1/2009	$1,094,400
David B. Robson	5,000	(3)	1	11.19	3/1/2007	25,550
Stephen J. Ludlow	24,700	(4)	4	11.19	1/6/2009	158,821
Timothy L. Wells	24,700	(4)	4	11.19	1/6/2009	158,821
Vincent M. Thielen	12,400	(4)	2	11.19	1/6/2009	79,732
Larry L. Worden	12,400	(4)	2	11.19	1/6/2009	79,732

(1)
Grant Date Present Value of options granted was determined using the Black-Scholes option valuation method assuming no expected dividends over their contractual life. For the other assumptions used, see Note 9 of the Notes to Consolidated Financial Statements.

(2)
40,000 options became exercisable on March 1, 2004, and the remainder become exercisable on the following dates: 40,000 shares on March 1, 2006, and the final 40,000 shares on March 1, 2007, when all options are exercisable.

(3)
Options were immediately exercisable when issued on March 1, 2004.

(4)
Each grant is exercisable as follows: 25% of the options were immediately exercisable when granted on January 6, 2004 and an additional 25% become exercisable on each succeeding anniversary of the date of grant until January 6, 2007, when all are exercisable.

        The following table sets forth information with respect to options to purchase our shares held by our named executive officers that were exercised during the fiscal year ended July 31, 2004 or were unexercised at fiscal year end.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR
ENDED JULY 31, 2004
AND FISCAL YEAR END OPTION VALUES

	Options Exercised During Fiscal Year
			Number of Unexercised Options Held at Fiscal Year End (#)		Value of In-the-Money Unexercised Options Held at Fiscal Year End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thierry Pilenko	—	—	—	120,000	—	1,050,000
David B. Robson	67,106	897,616	121,208	—	564,514	—
Stephen J. Ludlow	36,682	308,790	62,818	39,943	265,929	578,934
Timothy L. Wells	—	—	75,433	45,771	288,990	454,974
Vincent M. Thielen	—	—	21,082	15,695	235,849	224,452
Larry L. Worden	—	—	43,104	19,834	445,092	287,654

(1)
Based on the difference between the July 30, 2004 closing price of our common stock of $24.63 per share on the New York Stock Exchange and the exercise price.

Director Compensation

        Effective January 1, 2005, each of our directors who is not also an employee is paid an annual fee of $35,000 plus travel expenses, a fee of $1,500 for attendance at each regular or special board and committee meeting (other than telephonic meetings) and a fee of $750 for attendance at each telephonic board or committee meeting. The chairman of the audit committee is paid an additional annual fee of $10,000 and the chairmen of the compensation committee and the nominating and corporate governance committee are each paid an additional fee of $5,000 annually.

        Prior to January 1, 2005, each of our directors who was not also an employee was paid an annual fee of $25,000 plus travel expenses, a fee of $1,500 for attendance at each regular or special board and committee meeting (other than telephonic meetings) and a fee of $750 for attendance at each telephonic board or committee meeting. The chairman of the audit committee was paid an additional fee of $10,000 annually and no additional fees were paid to other committee chairmen.

        Under our Share Incentive Plan, non-employee directors are eligible to receive (1) nonqualified options, (2) share appreciation rights, (3) deferred share units, (4) restricted shares and (5) performance shares. The compensation committee determines the type of awards granted and the terms of each grant. For periods after January 1, 2005, each non-employee director will be granted options each year to purchase 6,000 shares of our common stock at fair market value on the date of grant. The options so granted will vest immediately and have a five-year term. Newly elected or appointed non-employee directors will be granted options to purchase 10,000 shares of our common stock at fair market value on the date of grant. The options granted to newly elected or appointed non-employee directors will have a five-year term and become exercisable as follows: 2,500 options immediately upon the date of grant and an additional 2,500 options on each subsequent year on the anniversary of the date of grant. Also, for periods after January 1, 2005, non-employee directors will be allowed to elect to receive deferred share units issued under our Share Incentive Plan in lieu of either 100 percent or 50 percent of their annual grant of options to purchase 6,000 shares of our common stock. In the event of such an election, the electing director will receive one deferred share unit in lieu of each three options: 2,000 deferred share units in the event of a 100 percent election or 1,000 deferred share units in the event of 50 percent election. The deferred share units will be vested immediately upon grant. Each deferred share unit automatically converts to one share of our common stock upon the director's retirement or other termination.

        For periods prior to January 1, 2005, continuing non-employee directors were granted options each year, typically in March, to purchase 5,000 shares of our common stock. The options so granted vested immediately and have a five-year term. Prior to January 1, 2005, newly elected or appointed non-employee directors were granted options upon election or appointment to purchase 10,000 shares of our common stock at fair market value on the date of grant. The options granted to newly elected or appointed non-employee directors had a five-year term and became exercisable as follows: 2,500 options immediately upon the date of grant and an additional 2,500 options on each subsequent year in which the director continues to serve on the Board on the anniversary of the date of grant.

        For each calendar year beginning with calendar year 2003, each of our non-employee directors may elect to receive deferred share units issued under our Share Incentive Plan in lieu of either 25, 50, 75 or 100 percent of his or her annual director's fee. Once vested, each deferred share unit is convertible into one share of our common stock upon the director's retirement or other termination. A director who elects to receive deferred share units prior to the end of any calendar year is entitled to receive on January 1 of the following year that number of deferred share units with a fair market value, as defined in the plan, equal to the amount deferred. The deferred share units then vest on the following dates: 25 percent on January 1 (the date of grant); and 25 percent on each of the following dates: April 1, July 1, and October 1. Vested deferred share units automatically convert to shares of our common stock upon the director's retirement or other termination. None of our directors elected to receive deferred share units for calendar year 2005. On January 1, 2004, in lieu of 100% of his annual director's fee, we issued Mr. MacNeill 2,386 deferred share units based on a price of our common shares of $10.48 per share on December 31, 2003. On January 1, 2003, in lieu of 100% of his annual director's fee, we issued Mr. MacNeill 3,165 deferred share units based on a price of our common shares of $7.90 per share on December 31, 2002.

Employment Agreements

        We have entered into employment agreements with each of Messrs. Pilenko, Ludlow, Wells, Baldwin, Thielen and Worden. Our agreement with Mr. Pilenko continues until terminated by prior written notice of either party. Our agreements with Messrs. Ludlow, Wells, Baldwin, Thielen and Worden continue until the employee reaches age 65 unless the agreement is earlier terminated by prior written notice of either party. As of July 31, 2004, the executive officers are entitled to minimum annual salaries under their employment agreements as follows: Mr. Pilenko—$450,000; Mr. Ludlow—$265,020; Mr. Wells—$330,000; Mr. Thielen—$180,300 and Mr. Worden—$225,000.(4) Mr. Baldwin joined the company in August 2004 at a base salary of $300,000. In the event of a termination without cause (other than in connection with a change of control of Veritas DGC), each executive officer is entitled to payment under his employment agreement equal to one or more years of annual base salary as follows: Mr. Pilenko—three years; Messrs. Ludlow, Wells and Baldwin—two years; and Messrs. Thielen and Worden—one year. Payment of these amounts will be made over the specified period unless we exercise our option to pay them in a lump sum. In the event of a termination without cause within two years after a change of control of Veritas DGC, each executive officer is entitled to a lump sum payment under his employment agreement equal to the following number times the sum of his annual base salary and annual bonus: Messrs. Pilenko, Ludlow, Wells and Baldwin—three; and Messrs. Thielen and Worden—two.

(4)
Effective April 2, 2005, the minimum annual salaries of the following officers were increased to the amounts next to their names: Mr. Pilenko—$475,000; Mr. Ludlow—$280,000; Mr. Wells—$350,000; and Mr. Worden—$240,000.

Compensation Committee Interlocks and Insider Participation

        None of the four members of our compensation committee—Messrs. Carroll, Gibbs, MacNeill or Work—is or has been at any time an officer or employee of Veritas DGC or any of its subsidiaries nor has any of them had any relationship with Veritas DGC that would otherwise require disclosure under Items 402 or 404 of Regulation S-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table presents data related to all of our equity compensation plans for both non-employee directors and employees as of July 31, 2004, and provides information related to potential ownership dilution as of such date:

Equity Compensation Plan Information
as of July 31, 2004

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reserved for issuance in connection with outstanding options)
Equity compensation plans approved by stockholders	1,362,531	(1)	$12.54	2,393,492	(2)
Equity compensation plans not approved by stockholders	1,817,342	(3)	18.92	0	(4)

(1)
Includes 1,090,775 options issued under our Share Incentive Plan approved by stockholders in December 2002. Includes 251,756 options issued before December 9, 1998 under our 1992 Employee Non-qualified Stock Option Plan and 20,000 options issued before December 9, 1997 under our 1992 Non-employee Director Non-qualified Stock Option Plan. Stockholders approved both of the 1992 plans initially and in December 1997 approved amendments increasing the number of shares which could be issued pursuant to options under the 1992 Employee Non-qualified Stock Option Plan. On December 9, 1997, our board of directors increased the number of options available under the 1992 Non-employee Director Non-qualified Stock Option Plan without obtaining stockholder approval and on December 9, 1998, increased the number of options available under the 1992 Employee Non-qualified Stock Option Plan without obtaining stockholder approval. We have assumed that options issued before those dates were issued under plans approved by stockholders and that options issued on or after those dates were issued pursuant to plans not approved by stockholders.

(2)
Includes 885,120 shares available for issuance under our employee stock purchase plan and 1,508,372 shares available for issuance under our Share Incentive Plan. Under our Share Incentive Plan, our compensation committee is authorized to make awards to participants in the form of stock options, restricted stock, deferred share units, share appreciation rights or performance shares. The aggregate number of shares available for award under the plan is currently 1,508,372, of which no more than 447,969 shares may be awarded in any form other than stock options.

(3)
Includes 724,490 options issued on or after December 9, 1998 under our 1992 Employee Non-qualified Stock Option Plan and 107,800 options issued on or after December 9, 1997 under our 1992 Non-employee Director Non-qualified Stock Option Plan. See note 1 above. Also includes options we assumed in connection with our acquisitions of Enertec Resource Services Inc. in August 1999 and Reservoir Characterization Resource Consulting Inc. in February 2001. The

  remaining 985,052 options were issued under our 2001 Key Employee Non-qualified Stock Option Plan that was not approved by stockholders.

(4)
Effective in December 2002, we are authorized to award equity compensation only in accordance with our stockholder approved Share Incentive Plan.

        On December 11, 2002, our stockholders approved the adoption of our current Share Incentive Plan that provides for the issuance to directors, officers and select employees: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Effective upon the adoption of Share Incentive Plan, we may not award options, restricted stock or other equity compensation to any director, officer or employee under any other plan, including those previously approved by stockholders.

        Prior to December 11, 2002 we had two employee nonqualified stock option plans—our 1992 Employee Non-qualified Stock Option Plan (the "1992 Plan") and our 2001 Key Employee Non-qualified Stock Option Plan (the "2001 Plan"). Prior to December 11, 2002, we granted options to select employees, including our officers, under the 1992 Plan and to select employees, excluding our officers, under the 2001 Plan. Stockholders approved the adoption of the 1992 Plan in December 1992 and also approved all amendments to the plan through December 1997. In December 1998 and March 1999, our board adopted amendments to the 1992 Plan that increased the number of options available for grant by 1,204,550 and 550,000, respectively. We did not seek stockholder approval of these amendments as such approval was not then required by the terms of the plan, applicable law or stock exchange requirements. In January 2001, we adopted our 2001 Plan, which allowed the issuance of up to 2 million options. We did not seek stockholder approval of the 2001 Plan as such approval was not then required by applicable law or stock exchange requirements.

        Options granted under the 1992 Plan and 2001 Plan generally vested over three years and were exercisable over a five to ten-year period from the date of grant. The exercise price for each option is the closing price on the New York Stock Exchange on the last trading day prior to the grant date. As of July 31, 2004, a total of 976,246 options were outstanding under the 1992 Plan and 985,052 were outstanding under our 2001 Plan. No further options may be issued under either plan after December 11, 2002.

        Prior to December 11, 2002, we also maintained a stock option plan for non-employee directors (the "Director Plan") under which options were granted to our non-employee directors. Stockholders approved the adoption of the Director Plan in December 1992 and also approved all amendments to the plan through December 1994. In December 1997, our board adopted amendments to the Director Plan that increased the number of options available for grant by 400,000. We did not seek stockholder approval of these amendments as such approval was not then required by the terms of the plan, applicable law or stock exchange requirements.

        The Director Plan provided that every year each eligible director was granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over five to ten years from the date of grant. The exercise price for each option is the closing price on the New York Stock Exchange on the last trading day prior to the grant date. As of July 31, 2004, a total of 127,800 options were outstanding under the Director Plan. No further options may be issued under the Director Plan after December 11, 2002.

        Our current Share Incentive Plan is described further in the Note 9 to Notes to Consolidated Financial Statements above.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of shares at March 31, 2005, by (i) each person we know to own beneficially more than 5% of the outstanding shares, (ii) all directors, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and named executive officers as a group.

Name and Address	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)
Beneficial Owners of 5% or more:
Barclays Global Investors, NA(4) 45 Fremont Street San Francisco, CA 94105	4,059,000	12.0
Goldman Sachs & Company(5) 85 Broad Street New York, NY 10004	3,587,000	10.6
Dimensional Fund Advisors Inc.(6) 1299 Ocean Avenue Santa Monica, CA 90401	2,474,000	7.3
Named Executive Officers, Directors and Director Nominees:
Thierry Pilenko	40,000	*
David B. Robson	535,234	1.6
Stephen J. Ludlow	86,829	*
Timothy L. Wells	89,783	*
Vincent M. Thielen	26,182	*
Larry L. Worden	53,653	*
Loren K. Carroll	12,500	*
Clayton P. Cormier	38,304	*
James R. Gibbs	37,250	*
Brian F. MacNeill	49,551	*
Jan Rask	31,500	*
David F. Work	2,500	*
All directors, director nominees and executive officers as a group (12 persons)	1,003,286	2.9

*
Does not exceed one percent

(1)
Each person has sole voting and investment power with respect to the shares listed.

(2)
Includes the following shares subject to options granted pursuant to Veritas DGC option plans and exercisable within 60 days: Mr. Pilenko—40,000 shares; Mr. Robson—121,208 shares; Mr. Ludlow—75,168 shares; Mr. Wells—87,783 shares; Mr. Thielen—26,182; Mr. Worden—49,304 shares; Mr. Carroll—10,000 shares; Mr. Cormier—36,300 shares; Mr. Gibbs—36,250 shares; Mr. MacNeill—40,000 shares; Mr. Rask—31,500 shares; and Mr. Work—2,500 shares; and all directors, director nominees and executive officers as a group—538,745 shares. In addition, Mr. MacNeill owns 5,551 deferred share units each convertible to one share of our common stock and Mr. Wells owns 2,000 shares of restricted stock that will vest within 60 days.

(3)
Percentages are calculated based on a total of 33,849,816 shares outstanding as of March 31, 2005 plus, in calculating the percentage for each person or group, the number of any options and deferred share exercisable within 60 days of March 31, 2005 owned by such person or group, in accordance with Rule 13d-3(d)(1).

(4)
Based solely on information furnished in Schedule 13F filed with the Securities and Exchange Commission by such person on November 12, 2004.

(5)
Based solely on information furnished in Schedule 13G filed with the Securities and Exchange Commission by such person on December 9, 2004.

(6)
Based solely on information furnished in Schedule 13F filed with the Securities and Exchange Commission by such person on October 19, 2004.

ITEM 13.    Certain Relationships and Related Transactions

        On August 21 2002, we acquired Hampson-Russell Software Services Ltd., a Canadian provider of software tools and consulting services related to reservoir interpretation. Under the terms of the agreement, we acquired substantially all of the assets of Hampson-Russell in exchange for a cash payment of $9,250,000, transfer of 589,623 shares of Veritas common stock ($12.30 per share), and Hampson-Russell's right to receive a percentage of the revenues generated by the purchased assets over the five years following the closing of the transaction, provided that certain financial targets are obtained. David B. Robson, our chairman and chief executive officer until March 1, 2004, beneficially owns and controls Vada Industries Ltd., an Alberta corporation which was a 25% shareholder of Hampson-Russell at the time of the acquisition. The purchase price was determined at arm's length and was approved by our board of directors without Mr. Robson's presence or participation. We believe that the price paid was no less favorable to us than would have been obtained from a wholly unrelated party.

        Until April 2004, our Canadian subsidiary, Veritas Energy Services Inc., provided to Vada certain payroll services and allowed Vada's three employees, including Mr. Robson's two sons, to participate in the same group health, dental and life insurance programs we maintain for our Canadian employees. Vada paid Veritas Energy Services on a monthly basis for costs incurred on Vada's behalf. For the year ended July 31, 2004, the reimbursement by Vada of costs incurred by Veritas Energy Services amounted to approximately $246,596. In addition, until June 2004, Veritas Energy Services provided Vada with two offices and certain office services in Calgary. Vada paid Veritas Energy Services a monthly payment approximately equal to Veritas Energy Services' cost. For the fiscal year ended July 31, 2004, Vada paid Veritas Energy Services approximately $14,101 for such offices and office services. Neither Veritas Energy Services nor any of our other affiliates has, since June 2004, provided any services to Vada or any other affiliate of Mr. Robson.

ITEM 14.    Principal Accountant Fees and Services

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, has served as the independent accountants of Veritas DGC since November 1996.

Audit Fees

        The aggregate fees billed for professional services rendered for the audit of our consolidated financial statements, statutory audits in foreign jurisdictions, issuance of consents and the reviews of financial statements included in the company's Forms 10-Q for the fiscal years ended July 31, 2004 and 2003 was $819,000 and $455,000, respectively. Our audit committee pre-approved all fees for professional services for the audit of our audited financial statements for the year ended July 31, 2004.

Audit Related Fees

        The aggregate fees billed for audit related services (audits of our employee benefit plans, accounting consultations, due diligence related to mergers and acquisitions and certain services related to the Sarbanes-Oxley Act of 2002) for the fiscal years ended July 31, 2004 and 2003 was $474,000 and $70,000, respectively. Our audit committee pre-approved all fees for audit related services incurred during the year ended July 31, 2004.

Tax Fees

        The aggregate fees billed for income tax and tax related services for the fiscal years ended July 31, 2004 and 2003 was $169,000 and $225,000, respectively. Our audit committee pre-approved all fees for tax and tax related services incurred during the year ended July 31, 2004.

All Other Fees

        The aggregate fees billed by PricewaterhouseCoopers LLP during the fiscal years ended July 31, 2004 and 2003 for other services totaled $17,000 and $2,000, respectively. Our audit committee pre-approved all fees for such other services incurred during the year ended July 31, 2004. These services include primarily subscriptions to PricewaterhouseCoopers' on-line research tools. In conjunction with our annual plan, we prepare a budget for non-audit services we intend to obtain from PricewaterhouseCoopers LLP. This budget includes a description of the specific projects and services and an estimated cost. We submit this budget to our Audit Committee for review and approval. We conduct our business with PricewaterhouseCoopers LLP according to this approved budget and, if circumstances require alternation of the budget, we request approval from the Audit Committee before deviating from the budget in any manner. We submit a quarterly update of our spending with PricewaterhouseCoopers LLP to the Audit Committee.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

(a)(1)

(a)(2)	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

        Financial Statement Schedule II—Valuation and Qualifying Accounts appears on page 76. All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

        Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

(a)(3)    See accompanying Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 29th day of April, 2005.

VERITAS DGC INC.
By:	/s/ THIERRY PILENKO Thierry Pilenko (Chairman of the Board and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 29th day of April 2005.

/s/ THIERRY PILENKO Thierry Pilenko	Chairman of the Board and Chief Executive Officer, Director
/s/ STEPHEN J. LUDLOW Stephen J. Ludlow	Vice Chairman, Director
/s/ TIMOTHY L. WELLS Timothy L. Wells	President and Chief Operating Officer
/s/ MARK E. BALDWIN Mark E. Baldwin	Executive Vice President, Chief Financial Officer and Treasurer
/s/ VINCENT M. THIELEN Vincent M. Thielen	Vice President, Corporate Controller
/s/ CLAYTON P. CORMIER Clayton P. Cormier	Director
/s/ LOREN K. CARROLL Loren K. Carroll	Director
/s/ JAMES R. GIBBS James R. Gibbs	Director
/s/ BRIAN F. MACNEILL Brian F. MacNeill	Director
/s/ JAN A. RASK Jan A. Rask	Director
/s/ DAVID F. WORK David F. Work	Director

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation with amendments of Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)
3.2	—
Certificate of Ownership and Merger of New Digicon Inc. And Digicon Inc. (Exhibit 3-B to Digicon Inc.'s Registration Statement No. 33-43873 dated November 12, 1991 is incorporated herein by reference.)
3.3	—
Certificate of Amendment to Restated Certificate of Incorporation of Veritas DGC Inc. dated September 30, 1999 (Exhibit 3-D to Veritas DGC Inc.'s For 10-K for the year ended July 31, 1999 is incorporated herein by reference.)
3.4	—
Certificate of Amendment to Restated Certificate of Incorporation of Veritas DGC Inc. dated September 30, 1999 (Exhibit 4.4 to Veritas DGC Inc.'s Registration Statement No. 333-111997 dated January 20, 2004 is incorporated herein by reference.)
3.5	—
By-laws of Veritas DGC Inc. as amended and restated September 23, 2003 (Exhibit 4.5 to Veritas DGC Inc.'s Registration Statement No. 333-111997 dated January 20, 2004 is incorporated herein by reference.)
4.1	—	Specimen Veritas DGC Inc. Common Stock certificate (Exhibit 4-C to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1996 is incorporated herein by reference.)
4.2	—
Rights Agreement between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C. dated as of May 15, 1997. (Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K filed May 27, 1997 is incorporated herein by reference.)
4.3	—
Indenture dated March 3, 2004 between Veritas DGC Inc. and U.S. Bank National Association, as trustee. (Exhibit 4.2 to Veritas DGC Inc.'s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)
4.4	—
Global note representing $125,000,000 aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 (Exhibit 4.3 to Veritas DGC Inc.'s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)
4.5	—
Registration Rights Agreement dated as of March 3, 2004 by and between Veritas DGC Inc. and Deutsche Bank Securities Inc. (Exhibit 4.1 to Veritas DGC Inc.'s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)
9.1	—
Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and The R-M Trust Company. (Exhibit 9.1 of Veritas DGC Inc.'s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)
9.2	—
Voting and Exchange Trust Agreement dated September 30, 1999 among Veritas DGC Inc., Veritas Energy Services Inc. and CIBC Mellon Trust Company. (Exhibit 9-B to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)
10.1	—
Support Agreement dated August 30, 1996 between Digicon Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC Inc.'s Current Report on Form 8-K dated August 30, 1996 is incorporated herein by reference.)

+**10.2	—	Form of Restricted Stock Grant Agreement.
**10.3	—	Key Contributor Incentive Plan as amended and restated March 3, 2003. (Exhibit 10.1 to Veritas DGC Inc.'s Form 8-K dated March 3, 2005 is incorporated herein by reference.)
**10.4	—
1992 Non-Employee Director Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)
**10.5	—
1992 Employee Nonqualified Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-C to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)
**10.6	—
Amended and Restated Employment Agreement between Veritas DGC Inc. and Matthew D. Fitzgerald. (Exhibit 10-A to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.7	—
Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and Matthew D. Fitzgerald. (Exhibit 10-B to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.8	—
Amended and Restated Employment Agreement between Veritas DGC Inc. and Stephen J. Ludlow. (Exhibit 10-C to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.9	—
Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and Stephen J. Ludlow. (Exhibit 10-D to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.10	—
Amended and Restated Employment Agreement between Veritas DGC Inc. and David B. Robson. (Exhibit 10-E to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.11	—
Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and David B. Robson. (Exhibit 10-F to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.12	—
Amended and Restated Employment Agreement between Veritas DGC Inc. and Timothy L. Wells. (Exhibit 10-K to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.13	—
Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and Timothy L. Wells. (Exhibit 10-L to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.14	—	Employment Agreement between Veritas DGC Inc. and Larry L. Worden. (Exhibit 10-M to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.15	—
Amendment No. 1 to Employment Agreement between Veritas DGC Inc. and Larry L. Worden. (Exhibit 10-N to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.16	—	Deferred Compensation Plan effective January 1, 2001. (Exhibit 10-Q to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2000 is incorporated by reference.)

**10.17	—
Rabbi Trust Agreement between Veritas DGC Inc. and Austin Trust Company relating to the Deferred Compensation Plan. (Exhibit 10-R to Veritas DGC Inc.'s Form 10-Q for the quarter ended October 31, 2000 is incorporated herein by reference.)
**10.18	—	2001 Key Employee Nonqualified Stock Option Plan effective February 1, 2001. (Exhibit 10-S to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2001 is incorporated by reference.)
**10.19	—	Key Employee Restricted Stock Plan effective February 1, 2001. (Exhibit 10-T to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2001 is incorporated herein by reference.)
**10.20	—	Employment Agreement between Veritas DGC Inc. and Matthew D. Fitzgerald. (Exhibit 10-U to Veritas DGC Inc.'s Form 10-Q for the quarter ended April 30, 2001 is incorporated herein by reference.)
10.21	—
Credit Agreement among Veritas DGC Inc., as borrower, and Wells Fargo, Inc., as a bank and agent for the banks named therein, dated July 19, 2001. (Exhibit 10-W to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2001 is incorporated herein by reference.)
10.22	—
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
**10.23	—	Veritas DGC Inc. Employee Share Purchase Plan. (Exhibit 4.8 to Veritas DGC Inc.'s Registration Statement No. 333-111997 dated January 20, 2004 is incorporated herein by reference.)
10.24	—
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
10.25	—
Retirement Agreement between Veritas DGC Inc. and David B. Robson dated January 1, 2004. (Exhibit 10.4 to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)
**10.26	—
Employment Agreement between Veritas DGC Inc. and Thierry Pilenko dated January 26, 2004. (Exhibit 10.3 to Veritas DGC Inc.'s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)
+**10.27	—	Employment Agreement between Veritas DGC Inc. and Mark E. Baldwin dated August 24, 2004.
+**10.28	—	Employment agreement between Veritas DGC Inc. and Vincent M. Thielen dated September 23, 2003.

**10.29	—
Veritas DGC Inc. Global Management Incentive Plan (including all amendments through October 4, 2004) (Exhibit 10.1 to Veritas DGC Inc.'s Form 8-K dated March 3, 2005 is incorporated herein by reference.)
**10.30	—	Veritas DGC Inc. Key Contributor Plan (including all amendments through October 4, 2004) (Exhibit 10.1 to Veritas DGC Inc.'s Form 8-K dated March 3, 2005 is incorporated herein by reference.)
+**10.31	—	Description of director compensation.
+**10.32	—	Form of Indemnity Agreement for directors and officers.
+**10.33	—	Form of Stock Option Grant Agreement.
+**10.34	—	Form of Deferred Share Unit Award and Deferral Agreement.
+18.1	—	Preferability letter of PricewaterhouseCoopers LLP.
+21	—	Subsidiaries of the Registrant.
+31.1	—	Rule 13a-14(a) certification by CEO.
+31.2	—	Rule 13a-14(a) certification by CFO.
+32.1	—	Section 1350 certification by CEO.
+32.2	—	Section 1350 certification by CFO.

+
Filed herewith

**
Management contract or compensatory plan or arrangement