Form 10-K/A
period 2004-07-31
VERITAS DGC INC
filed 2005-06-01
CIK 28866

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        In the course of preparing the Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 2005, we discovered that errors existed in the Summary Compensation Table and in the Aggregated Option Exercises in Fiscal Year Table contained in "Item 11. Executive Compensation" of our original annual report on Form 10-K. As a result, we have amended our original Form 10-K with this Form 10-K/A (Amendment No. 1) to correct those errors as well as certain misspellings and other immaterial mistakes in Items 9B, 10, 11, and 12 in the original Form 10-K.

ITEM 9B.    Other Information

Global Management Incentive Plan

        In June 2004, the compensation committee of our board of directors adopted the Global Management Incentive Plan and selected certain of our senior executives, including executive officers, to participate in the new plan. The incentive plan is effective for the fiscal year commencing August 1, 2004 and subsequent years.

        Under the terms of the incentive plan, which is administered by the compensation committee, each participant is assigned a target bonus percentage that is a percentage of his or her annual base salary. The target bonus percentages under the incentive plan for fiscal year 2005 range from 50% to 75% of annual base salary. Each participant is eligible to earn as incentive compensation a percentage of his or her target bonus percentage not to exceed two times his or her annual target payout if certain financial and individual goals are met.

        Financial and individual goals under the incentive plan were set prior to the beginning of fiscal year 2005. In the case of participants who are officers or corporate personnel, 37.5% of any performance award is conditioned upon the company attaining a specified threshold amount of profit before income taxes and 37.5% is conditioned upon the company attaining a specified threshold amount of return on assets.(1) To earn the remaining 25% of the performance award, the participant must attain discrete business goals set by the chief executive officer or the chief operating officer or, in the case of executive officers, by the compensation committee.

        The incentive plan provides that each participant will be paid a partial performance award, if earned, based on the financial results of the first six months of the fiscal year. It is contemplated that mid-year awards will be made in March each year. The mid-year payment is calculated by multiplying the target incentive percentage times 75% (the portion of the incentive associated with financial performance) times 50% times the percentage of the financial goal attained not to exceed 100%. The mid-year payment will not take the achievement of individual goals into account—this has the practical effect of limiting the mid-year payment to 37.5% of the target payout.(2)

(1)
When the incentive plan was originally adopted in June 2004, 37.5% of any performance award was conditioned upon the company attaining a specified threshold amount of return on investment. In October 2004, the compensation committee changed this measurement to return on assets.

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

        Each participant in the key contributor plan is assigned a target bonus percentage that is a percentage of his or her annual base salary. The target bonus percentages under the key contributor plan for fiscal year 2005 range from 5% to 35% of annual base salary. Each participant is eligible to earn as incentive compensation a percentage of his or her target incentive percentage not to exceed two times his or her annual target payout if certain financial and individual goals are met.

        Financial and individual goals under the incentive plan were set prior to the beginning of fiscal year 2005. In the case of participants who are corporate personnel, 50% of any performance award is conditioned upon the company attaining a specified threshold amount of profit before income taxes and 25% is conditioned upon the company attaining a specified threshold amount of return on assets.(3) For division personnel, awards are conditioned upon division, rather than company, performance. To earn the remaining 25% of the performance award, the participant must attain discrete business goals set by the participant's immediate supervisor.

        The incentive plan provides that each participant will be paid a partial performance award, if earned, based on the financial results of the first six months of the fiscal year. It is contemplated that the mid-year award will be made in March each year. The mid-year payment is calculated by multiplying the target incentive percentage times 75% (the portion of the incentive associated with financial performance) times 50% times the percentage of the financial goal attained, not to exceed 100%. The mid-year payment will not take the achievement of individual goals into account—this has the practical effect of limiting the mid-year payment to 37.5% of the target payout.

(3)
When this latest key contributor plan was originally adopted in June 2004, 25% of any performance award was conditioned upon the company attaining a specified threshold amount of return on investment. In October 2004, the compensation committee changed this measurement to return on assets.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors

        Certain information concerning each of our eight directors as of March 31, 2005, is set forth below:

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

        Loren K. Carroll is currently president and chief executive officer of M-I Swaco and is also executive vice president of Smith International, Inc. Mr. Carroll also serves as a director of Smith International, Inc. and as a director of Fleetwood Enterprises, Inc. Mr. Carroll joined Smith International in December 1984 as vice president and chief financial officer. In January 1988 he was appointed executive vice president and chief financial officer of Smith International and served in that capacity until March 1989. Mr. Carroll then rejoined Smith International in 1992 as executive vice president and chief financial officer. Smith International holds a 60% interest in M-I Swaco.

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

        Thierry Pilenko became chairman and chief executive officer and a director of Veritas DGC in March 2004. Prior to his appointment and since 2001, Mr. Pilenko served as managing director of SchlumbergerSema, a Schlumberger Ltd. company located in Paris. From 1998-2001, he was president of Geoquest, another Schlumberger Ltd. company located in Houston, Texas. Mr. Pilenko was employed by Schlumberger Ltd. and its affiliated companies in various parts of the world beginning in 1984 in a variety of progressively more responsible operating positions.

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

        David F. Work is currently an oil and gas industry consultant. From 2001 until October 2003, he served as the chairman of Energy Virtual Partners, Inc., a privately held company engaged in the business of managing under-resourced oil and gas properties. For more than five years prior to his retirement from BP Amoco in October 2000, he served in various management capacities with Amoco and BP Amoco, including group vice president of exploration and, finally, as regional president in the United States. Mr. Work currently also serves as a director of Edge Petroleum Corporation, CrystaTech, Inc. and TerraTek, Inc.

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

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary $	Bonus(1) $		Other Annual Compensation $		Restricted Stock Awards $		Securities Underlying Options #		All Other Compensation $
Thierry Pilenko(2) Chairman and Chief Executive Officer	2004 2003 2002	181,731 — —	232,359 — —	(3)	96,669 — —	(4)	— — —		120,000 — —		— — —
David B. Robson(5) Former Chairman and Chief Executive Officer	2004 2003 2002	274,010 429,583 415,000	— 41,025 298,369		— — —		— — —		5,000 173,762 —	(7)	1,365,785 — —	(6)
Stephen J. Ludlow Vice Chairman	2004 2003 2002	265,021 265,021 265,021	148,279 20,246 90,100		— — 3,000	(9)	— — —		24,700 60,971 —	(7)	11,019 — 4,000	(8) (8)
Timothy L. Wells President and Chief Operating Officer	2004 2003 2002	315,000 276,154 260,000	194,706 19,110 88,400		— — 11,586	(9)	77,460 — —	(10)	24,700 60,284 —	(7)	11,759 8,241 4,000	(8) (8) (8)
Vincent M. Thielen Vice President, Corporate Controller	2004 2003 2002	167,561 140,000 140,000	84,710 8,022 35,700		— — —		— — —		12,400 17,580 —	(7)	11,789 6,522 4,290	(8) (8) (8)
Larry L. Worden Vice President, General Counsel and Secretary	2004 2003 2002	210,923 194,039 190,000	105,955 14,834 64,600		— — —		— — —		12,400 29,736 —	(7)	9,350 5,657 2,303	(8) (8) (8)

(1)
Bonuses are reported for the year in which they were earned. A portion of the bonus payments reported for 2004 was paid in March 2005, a portion of the bonus payments reported for fiscal 2003 was paid in September 2003 and a portion of the bonus payments reported for fiscal 2002 was paid in September 2002.

(2)
Joined the company in March 2004.

(3)
Includes a $75,000 lump-sum payment made to Mr. Pilenko upon his initial employment, and an incentive bonus for fiscal year 2004 of $157,359 paid in April 2005.

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

AGGREGATED OPTION EXERCISES IN FISCAL YEAR
ENDED JULY 31, 2004
AND FISCAL YEAR END OPTION VALUES

	Options Exercised During Fiscal Year
			Number of Unexercised Options Held at Fiscal Year End (#)		Value of In-the-Money Unexercised Options Held at Fiscal Year End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thierry Pilenko	—	—	—	120,000	—	1,050,000
David B. Robson	67,106	897,616	121,208	—	631,714	—
Stephen J. Ludlow	49,032	451,500	53,750	49,011	141,969	702,893
Timothy L. Wells	—	—	66,537	54,667	603,700	698,191
Vincent M. Thielen	—	—	18,687	18,090	203,109	257,191
Larry L. Worden	—	—	38,770	24,168	385,847	346,900

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

Employment Agreements

        We have entered into employment agreements with each of Messrs. Pilenko, Ludlow, Wells, Baldwin, Thielen and Worden. Our agreement with Mr. Pilenko continues until terminated by prior written notice of either party. Our agreements with Messrs. Ludlow, Wells, Baldwin, Thielen and Worden continue until the employee reaches age 65 unless the agreement is earlier terminated by prior written notice of either party. As of July 31, 2004, the executive officers are entitled to minimum annual salaries under their employment agreements as follows: Mr. Pilenko—$450,000; Mr. Ludlow—$265,021; Mr. Wells—$330,000; Mr. Thielen—$180,300 and Mr. Worden—$225,000.(4) Mr. Baldwin joined the company in August 2004 at a base salary of $300,000. In the event of a termination without cause (other than in connection with a change of control of Veritas DGC), each executive officer is entitled to payment under his employment agreement equal to one or more years of annual base salary as follows: Mr. Pilenko—three years; Messrs. Ludlow, Wells and Baldwin—two years; and Messrs. Thielen and Worden—one year. Payment of these amounts will be made over the specified period unless we exercise our option to pay them in a lump sum. In the event of a termination without cause within two years after a change of control of Veritas DGC, each executive officer is entitled to a lump sum payment under his employment agreement equal to the following number times the sum of his annual base salary and annual bonus: Messrs. Pilenko, Ludlow, Wells and Baldwin—three; and Messrs. Thielen and Worden—two.

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

Name and Address	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)
Beneficial Owners of 5% or more:
Barclays Global Investors, NA(4) 45 Fremont Street San Francisco, CA 94105	3,119,298	9.2
Goldman Sachs & Company(5) 85 Broad Street New York, NY 10004	3,640,933	10.8
Dimensional Fund Advisors Inc.(6) 1299 Ocean Avenue Santa Monica, CA 90401	2,474,000	7.3
Named Executive Officers and Directors:
Thierry Pilenko	40,000	*
David B. Robson	535,234	1.6
Stephen J. Ludlow	86,829	*
Timothy L. Wells	93,783	*
Vincent M. Thielen	26,182	*
Larry L. Worden	53,653	*
Loren K. Carroll	12,500	*
Clayton P. Cormier	38,304	*
James R. Gibbs	37,250	*
Brian F. MacNeill	49,551	*
Jan Rask	31,500	*
David F. Work	2,500	*
All directors and executive officers as a group (12 persons)	1,007,286	2.9

*
Does not exceed one percent

(1)
Each person has sole voting and investment power with respect to the shares listed.

(2)
Includes the following shares subject to options granted pursuant to Veritas DGC option plans and exercisable within 60 days: Mr. Pilenko—40,000 shares; Mr. Robson—121,208 shares; Mr. Ludlow—75,168 shares; Mr. Wells—87,783 shares; Mr. Thielen—26,182; Mr. Worden—49,304 shares; Mr. Carroll—10,000 shares; Mr. Cormier—36,300 shares; Mr. Gibbs—36,250 shares; Mr. MacNeill—40,000 shares; Mr. Rask—31,500 shares; and Mr. Work—2,500 shares; and all directors and executive officers as a group—538,745 shares. Includes 5,551 deferred share units owned by Mr. MacNeill, each of which will automatically convert to one share of our common stock upon his retirement as a director. Includes 4,000 shares of restricted stock issued to Mr. Wells which become vested 2,000 shares on February 2, 2006 and 2,000 shares on February 2, 2007.

(3)
Percentages are calculated based on a total of 33,849,816 shares outstanding as of March 31, 2005 plus, in calculating the percentage for each person or group, the number of any options and deferred share exercisable within 60 days of March 31, 2005 owned by such person or group, in accordance with Rule 13d-3(d)(1).

(4)
Based solely on information furnished in Schedule 13G filed with the Securities and Exchange Commission by such person on February 14, 2005. Includes 2,835,092 shares with sole dispositive power and 3,119,298 shares with sole investment power.

(5)
Based solely on information furnished in Schedule 13G filed with the Securities and Exchange Commission by such person on February 11, 2005. Includes 2,229,254 shares with sole voting power and 3,640,933 shares with sole investment power.

(6)
Based solely on information furnished in Schedule 13G filed with the Securities and Exchange Commission by such person on February 9, 2005.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 27th day of May, 2005.

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

**10.2	—	Form of Restricted Stock Grant Agreement. (Exhibit 10.2 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.3	—	Key Contributor Incentive Plan as amended and restated March 3, 2003. (Exhibit 10.1 to Veritas DGC Inc.'s Form 8-K dated March 3, 2005 is incorporated herein by reference.)
**10.4	—
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
**10.27	—
Employment Agreement between Veritas DGC Inc. and Mark E. Baldwin dated August 24, 2004. (Exhibit 10.27 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.28	—
Employment agreement between Veritas DGC Inc. and Vincent M. Thielen dated September 23, 2003. (Exhibit 10.28 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.29	—
Veritas DGC Inc. Global Management Incentive Plan (including all amendments through October 4, 2004) (Exhibit 10.1 to Veritas DGC Inc.'s Form 8-K dated March 3, 2005 is incorporated herein by reference.)

**10.30	—	Veritas DGC Inc. Key Contributor Plan (including all amendments through October 4, 2004) (Exhibit 10.1 to Veritas DGC Inc.'s Form 8-K dated March 3, 2005 is incorporated herein by reference.)
**10.31	—	Description of director compensation. (Exhibit 10.31 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.32	—	Form of Indemnity Agreement for directors and officers. (Exhibit 10.32 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.33	—	Form of Stock Option Grant Agreement. (Exhibit 10.33 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.34	—	Form of Deferred Share Unit Award and Deferral Agreement. (Exhibit 10.34 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
21	—	Subsidiaries of the Registrant. (Exhibit 21 to Veritas DGC Inc.'s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
+31.1	—	Rule 13a-14(a) certification by CEO.
+31.2	—	Rule 13a-14(a) certification by CFO.
+32.1	—	Section 1350 certification by CEO.
+32.2	—	Section 1350 certification by CFO.

+
Filed herewith

**
Management contract or compensatory plan or arrangement

QuickLinks

EXPLANATORY NOTE
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information as of July 31, 2004
SIGNATURES
EXHIBIT INDEX