Form 10-Q
period 2004-10-31
VERITAS DGC INC
filed 2005-06-02
CIK 28866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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
Yes ☒  No ☐

The number of shares of the Company’s common stock, $.01 par value, outstanding at April 30, 2005 was 33,849,816 (including 155,370 Veritas Energy Services Inc. exchangeable shares which are identical to the company’s common stock in all material respects).

TABLE OF CONTENTS

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended October 31,
	2004	Restated 2003
	(In thousands, except per share amounts)

Revenues	$129,581	$102,407
Cost of services	116,002	115,850
Research and development	4,094	3,445
General and administrative	6,359	6,191
Operating income (loss)	3,126	(23,079)
Interest expense	757	4,279
Other (income), net	(578)	(158)
Income (loss) before provision for income taxes	2,947	(27,200)
Provision for income tax expense (benefit)	1,969	(215)
Net income (loss)	$978	$(26,985)

Net income (loss) per share:
Basic:
Net income (loss) per common share	$.03	$(.80)
Weighted average common shares (including exchangeable shares)	33,752	33,608

Diluted:
Net income (loss) per common share	$.03	$(.80)
Weighted average common shares (including exchangeable shares)	34,895	33,608

Comprehensive income (loss):
Net income (loss)	$978	$(26,985)
Other comprehensive income (net of tax, $0 in all periods):
Foreign currency translation adjustments	7,285	5,443
Unrealized gain (loss) on investments available for sale	84	(247)
Unrealized gain on interest rate swap	—	462
Unrealized loss on hedge transactions	—	(128)
Total other comprehensive income	7,369	5,530
Comprehensive income (loss)	$8,347	$(21,455)

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	October 31, 2004	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,559	$116,299
Restricted cash investments	227	111
Accounts and notes receivable (net of allowance of $833 at October and $1,109 at July)	163,251	166,810
Materials and supplies inventory	4,431	4,198
Prepayments and other	17,678	15,599
Income taxes receivable	6,577	12,617
Total current assets	326,723	315,634

Property and equipment	487,062	479,639
Less accumulated depreciation	372,299	357,976
Property and equipment, net	114,763	121,663

Multi-client data library	318,809	313,153
Deferred tax asset	1,223	1,223
Other assets	23,951	24,573
Total	$785,469	$776,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$52,236	$44,907
Other accrued liabilities	63,776	74,795
Total current liabilities	116,012	119,702
Non-current liabilities:
Long-term debt	155,000	155,000
Other non-current liabilities	14,760	11,854
Total non-current liabilities	169,760	166,854
Stockholders’ equity:
Common stock, $.01 par value; issued: 35,041,994 shares and 34,821,298 shares, respectively (excluding Exchangeable Shares of 155,370 and 185,921, respectively)	350	348
Additional paid-in capital	444,172	441,982
Accumulated earnings	64,122	63,144
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	14,616	7,331
Other comprehensive income (loss)	(799)	(883)
Unearned compensation	(786)	(604)
Treasury stock, at cost; 1,341,556 shares and 1,317,532 shares, respectively	(21,978)	(21,628)
Total stockholders’ equity	499,697	489,690
Total	$785,469	$776,246

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2004	Restated 2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$978	$(26,985)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	9,764	9,519
Amortization of multi-client library	36,272	55,901
Loss on disposition of property and equipment	65	182
Equity in loss of joint venture	—	249
Deferred taxes	(340)	2,038
Amortization of unearned compensation	83	149
Change in operating assets/liabilities:
Accounts and notes receivable	5,845	236
Materials and supplies inventory	(226)	1,644
Prepayments and other	1,686	(2,574)
Income taxes receivable	5,745	(2,374)
Accounts payable and other accrued liabilities	(4,475)	(7,264)
Other	3,195	(291)
Net cash provided by operating activities	58,592	30,430

Cash flows from investing activities:
Increase in restricted cash	(116)	—
Investment in multi-client data library, net cash	(35,625)	(40,518)
Purchase of property and equipment	(7,294)	(8,581)
Sale of property and equipment	282	539
Sale of (RC)2 software operation	—	2,000
Net cash used by investing activities	(42,753)	(46,560)

Cash flows from financing activities:
Payments on long-term debt	—	(387)
Net proceeds from sale of common stock	1,893	497
Net cash provided by financing activities	1,893	110
Currency (gain) loss on foreign cash	528	(268)
Change in cash and cash equivalents	18,260	(16,288)
Beginning cash and cash equivalents balance	116,299	72,097
Ending cash and cash equivalents balance	$134,559	$55,809

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$2,913	$5,355

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of significant accounting policies

Restatement of Financial Statements

The historical financial information in this document for the three months ended October 31, 2003 has been restated due to accounting errors.  In September 2004, we found various types of errors in our balance sheet related primarily to clerical and account reconciliation errors associated with the intercompany transfers of property and foreign currency items.  In addition, we found errors in the accounting for certain customer contracts that contained provisions for customer payment of equipment mobilization fees, revenue sharing with customers and certain other contingencies.  Correction of these errors resulted in a decrease of net income of $1.4 million relating to the first three fiscal quarters of fiscal 2004 and $2.6 million related to periods prior to fiscal 2004.  Since recording the required adjustments in the fourth quarter of fiscal 2004 would have had a material impact on the financial statements of the fourth quarter and those of the full fiscal year, we determined that a restatement of our prior years’ financial statements was appropriate.  The impact of this restatement was to increase the net loss and net loss per common share for the first quarter of fiscal 2004 by $0.6 million and $0.02 per share, respectively.  (See Note 10 for the details of the restatement.)

The restatement has not caused us to be in default under any of our debt covenants or lease agreements.  We obtained waivers from our lenders under our Credit Facility related to the timing of our delivery of financial statements to them, extending the due date to June 15, 2005.  Additionally, the restatement has delayed the registration of our Convertible Senior Notes, resulting in our payment of liquidated damages to the holders of the Convertible Senior Notes in the amount of $2,153 per day from August 31, 2004 until the registration is completed.

Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries.  All material intercompany balances and transactions have been eliminated.  All material adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected.  These interim financial statements should be read in conjunction with our annual audited consolidated financial statements.

In December 2003, the Financial Accounting Standards Board issued FIN 46R, a revision to FIN 46 “Consolidation of Variable Interest Entities”.  FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  We adopted FIN 46 on April 30, 2004.  Adoption did not have a material effect on our financial position or results of operations; however, it required consolidation of our 80% owned Indonesian joint venture.  Prior to adoption of FIN 46R this joint venture was accounted for under the equity method.

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

Recent Accounting Pronouncements

In October 2004, the emerging issues task force (the “EITF”) of the Financial Accounting Standards Board issued EITF 04-8, “The Effect of Contingently Issuable Debt on Earnings per Share,” which is effective for periods ending after December 15, 2004.  This EITF statement requires us to include shares of our common stock issuable upon the assumed conversion of our Convertible Senior Notes in the calculation of diluted weighted average shares.  We adopted the EITF during the first quarter of fiscal 2005, but adoption did not have a significant effect on our weighted average shares calculation.  The contingently issuable shares related to our Convertible Senior Notes had no impact on the calculation of weighted average shares for the quarter ended October 31, 2004, as issuance of the shares would have been anti-dilutive.

2.              Multi-client library accounting change

Effective August 1, 2003, we changed our minimum amortization policy with regard to multi-client data and recorded a charge of $22.1 million in the first quarter of fiscal 2004, included in cost of services in our Consolidated Statement of Operations.  Under the prior method, capitalized costs of multi-client surveys were charged to cost of services in the period sales occurred, using the sales forecast method, over an estimated five-year useful life.  However, during the last 24 months of a survey’s useful life, amortization was the greater of the amount resulting from the sales forecast method or straight-line amortization of the remaining book value over the remaining portion of the original five-year estimated useful life.  Under the new method, capitalized costs of multi-client surveys are charged to cost of services over an estimated five-year useful life based upon the greater of the result (higher expense) under the sales forecast method or cumulative straight-line amortization from survey completion over an estimated five-year useful life.  Notwithstanding this change, the sales forecast method remains our primary method of calculating cost of services.  The total amortization period that concludes sixty months after survey completion represents the minimum period over which the surveys are expected to provide economic benefits.  We believe that commencing the minimum amortization upon survey completion, as opposed to our prior method of doing so only during the last twenty four months of the survey’s life, better reflects the potential diminution of survey value with the passage of time.

3.              Other (income), net

Other (income), net consists of the following:

	Three Months Ended October 31,
	2004	Restated 2003
	(In thousands)
Interest income	$(819)	$(234)
Net foreign currency exchange loss	318	21
Loss from unconsolidated joint venture	—	249
Other	(77)	(194)
Total	$(578)	$(158)

4.              Earnings per common share

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended October 31,
	2004	Restated 2003
	(In thousands, except per share amounts)
Net income (loss)	$978	$(26,985)

Basic:
Weighted average common shares (including exchangeable shares)	33,752	33,608
Net income (loss) per share	$.03	$(.80)

Diluted:
Weighted average common shares (including exchangeable shares)	33,752	33,608
Shares issuable from assumed exercise of options	1,090	—
Shares issuable from the assumed vesting of restricted stock	53	—
Total	34,895	33,608
Net income (loss) per share	$.03	$(.80)

The Convertible Senior Notes were not convertible as of October 31, 2004 and the shares issuable from such conversion, while considered, are not included in this income per share calculation as they are anti-dilutive (See Note 5 for a description of our Senior Notes.)

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceeded the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

Three Months Ended October 31,
	2004	Restated 2003
Number of options	761,908	3,985,002
Exercise price range	$ 22.84 - $ 55.13	$10.71 - $55.13
Expiring through	March 2012	March 2012

5.              Long-term debt

As of October 31, 2004, our long-term debt outstanding consisted of $155.0 million of Convertible Senior Notes due 2024. In addition, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million and we have various unsecured lines of credit totaling $8.5 million usable exclusively for letters of credit and bank guarantees.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The current interest rate on the Convertible Senior Notes, from March 15, 2005 through June 14, 2005, is 2.26%.  The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock.  In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount.  We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the Convertible Senior Notes and associated shares of common stock.  We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement is not yet effective.  Because we are required to pay liquidated damages in the event the registration statement did not become effective on or before August 31,

2004, or under certain other circumstances, we have been incurring such damages in the amount of $2,153 per day since August 31, 2004.

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

3.                                       the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of the notes; or

4.                                       the occurrence of specified corporate transactions.

Should any of these circumstances occur, the Convertible Senior Notes would be convertible at the then current stock price times the conversion ratio of 41.6146. This amount would be payable in cash equal to the principal amount of the notes, the par value adjusted for dividends or other equity transactions, and the additional amount payable in shares of our common stock.  Currently, the maximum amount payable by us on conversion is $155 million in cash plus approximately 6.5 million shares. For clarity, conversion at a $40 stock price would result in our payment of $155 million in cash and 2.575 million shares of common stock.  This settlement method is prescribed in the indenture and is not at the discretion of any party.  The shares issuable from such conversion are considered in the calculation of diluted earnings per share.

As of October 31, 2004, there were no borrowings and $1.8 million in letters of credit outstanding under the Credit Facility.  Borrowings under the Credit Facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing.  The Credit Facility expires in February 2006.  Borrowings under the Credit Facility are secured by substantially all assets of the company.

During March 2005, we obtained waivers from our lenders under the Credit Facility related to the late filing of our financial statements.  On May 12, 2005 we obtained an extension to these waivers. The extended waivers allow us to deliver our required reports for fiscal 2004 and for the first and second quarters of fiscal 2005 to the lenders by no later than June 15, 2005.  If we are unable to meet this deadline or are unable to extend it further, our ability to borrow under the Credit Facility will be restricted.

We have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our revolving loan facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees.  As of October 31, 2004, $4.2 million in letters of credit were outstanding under these lines.

6.              Pension plan

We maintain a contributory defined benefit pension plan (the “Plan”) for eligible participating employees in the United Kingdom.  The following is the net periodic benefit cost by component:

	Three Months Ended October 31,
	2004	2003
	(In thousands)
Service cost (benefits earned during the period)	$149	$126
Interest cost on projected benefit obligation	303	248
Expected return on plan assets	(216)	(186)
Amortization of transition obligation	2	2
Amortization of prior service cost	(36)	(33)
Amortization of net gain (loss)	76	77
Net periodic benefit costs	$278	$234

We expect Service Costs to be $0.6 million for this pension plan in fiscal 2005.  As of October 31, 2004, our contributions to the plan have been made in accordance with the Schedule of Contributions upon which this estimated Service Cost was based.

7.              Hedge transactions

From time to time we enter into contracts with customers whereby payment is not in U.S. dollars, our functional currency.  During the quarter ended October 31, 2004, we entered into such contracts with customers whereby payments, to be received in November 2004, were to be made in the British Pound Sterling and the Norwegian Kroner.  To protect us against exposure to exchange rate risk, we entered into currency exchange contracts with financial institutions.  As of October 31, 2004, the fair value of these contracts was a loss of $135,000 recorded in foreign currency exchange loss included in “Other income, net” in the “Consolidated Statement of Operations and Comprehensive Income (Loss).”

8.              Segment information

Beginning in fiscal 2005, we organized the company into three geographic regions: North and South America (NASA); Europe, Africa, the Middle East and CIS (EAME); and Asia Pacific (APAC).  This reorganization is designed to move our operational decision-making closer to our customers.  Our geographic segments offer a common suite of products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors. The information related to the three months ended October 31, 2003 has been restated to reflect the new segment structure. A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Three Months Ended October 31, 2004
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$79,751	$31,774	$18,056	$—	$129,581
Operating income (loss)	7,631	3,098	(1,135)	(6,468)	3,126
Assets	482,438	113,827	38,368	150,836	785,469

	For the Three Months Ended October 31, 2003 Restated
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$81,059	$11,553	$9,795	$—	$102,407
Operating income (loss)	(11,185)	(3,148)	(1,085)	(7,661)	(23,079)
Assets	536,908	102,699	34,960	90,740	765,307

Corporate operating income (loss) includes certain general and administrative and research and development expenses not allocated to the segments.  Corporate assets consist primarily of cash and cash equivalents.

9.              Stock based compensation

We account for stock-based employee compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 and have adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148.  As required by SFAS No. 148, we disclose the effect on net income and earnings per share of equity-based employee compensation, including stock options, that would have been recorded using the fair value based method.  We will adopt SFAS No. 123R beginning with our first quarter of fiscal 2006.  This will require us to record the cost of this equity-based compensation in our income statement based on the estimated fair value of the awards.

	Three Months Ended October 31,
	2004	Restated 2003
	(In thousands)
Net income (loss) as reported	$978	$(26,985)
Add: Compensation expense, net of related tax effects	83	150
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(679)	(1,783)
Pro forma net income (loss)	$382	$(28,618)

Earnings (loss) per share – Basic and Diluted
As reported	$.03	$(.80)
Pro-forma	.01	(.85)

10.       Restatement

The historical financial information in this document for the period ended October 31, 2003 has been restated due to accounting errors.  These errors were discovered during two separate reviews, a comprehensive review of our balance sheet and a review of specific types of our customer contracts.

Balance Sheet Review

During our fiscal 2004 year-end balance sheet review, we found various types of clerical and account reconciliation errors related primarily to the intercompany transfer of property and foreign currency items.  The fixed asset errors of approximately $1.9 million affected depreciation and amortization charges over the past seven years.  We corrected all matters identified in the balance sheet review in our restatement, although such items were not individually material.

Contract Review

We also reviewed our accounting for our customer contracts, including those that contain provisions for customer payment of mobilization fees, revenue sharing with customers and certain date contingencies.  Because our contracts vary widely in terms and conditions, we reviewed the deliverables of each type of contract and, where required, applied the guidance of EITF 00-21.  We determined that our accounting treatment for certain of these customer contracts was not in accordance with generally accepted accounting principles and adjusted our accounts accordingly.  We had recognized mobilization fees as revenue during the period of mobilization rather than during the period of seismic data acquisition, as required by Staff Accounting Bulletin (the “SAB”) 104.  In contracts with revenue sharing clauses and date contingencies, we recognized revenue before the price to be ultimately paid by the related customer was fixed or determinable under SAB No. 104. In all cases, our errors related to customer contracts were related to the timing of revenue recognition.

The following is a summary of the effect of the restatement adjustments on our previously reported net income, earnings per share and total assets for the three months ended October 31, 2003:

Increase / (Decrease) from Previously Reported Amounts
(In thousands, except per share amounts)

Net loss as previously reported	$(26,347)
Pretax adjustments resulting from:
The balance sheet review	(281)
The contract review	(485)
Total pretax adjustments	(766)
Tax effect of restatement adjustments	(128)
Total net adjustments	(638)
Net loss restated	$(26,985)

Loss per common share — basic and diluted:
As reported	$(.78)
Effect of net adjustments	(.02)
As restated	$(.80)

Total assets as reported	$761,550
Adjustments	3,757
Total assets as adjusted	$765,307

The following are the restated financial statements for the first quarter of fiscal 2004 compared to the previously reported amounts:

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

(UNAUDITED)

	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)

Revenues	$104,350	$(1,943)	$102,407
Cost of services	117,017	(1,167)	115,850
Research and development	3,445	—	3,445
General and administrative	6,191	—	6,191
Operating loss	(22,303)	(776)	(23,079)
Interest expense	4,278	1	4,279
Other income, net	(147)	(11)	(158)
Loss before provision for income taxes	(26,434)	(766)	(27,200)
Income tax benefit	(87)	(128)	(215)
Net loss	$(26,347)	$(638)	$(26,985)

Net income (loss), per share:
Basic:
Income (loss) per common share	$(.78)	$(.02)	$(.80)
Weighted average common shares	33,608	—	33,608

Diluted:
Income (loss) per common share	$(.78)	$(.02)	$(.80)
Weighted average common shares	33,608	—	33,608

Comprehensive income (loss):
Net income (loss)	$(26,347)	$(638)	$(26,985)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	5,365	78	5,443
Unrealized gain (loss) on investments-available for sale	(247)	—	(247)
Unrealized gain on interest rate swap	462	—	462
Unrealized gain (loss) on hedge transaction	(128)	—	(128)
Total other comprehensive income (loss)	5,452	78	5,530
Comprehensive income (loss)	$(20,895)	$(560)	$(21,455)

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

(UNAUDITED)

	As Reported	Adjustments	Restated
		(In thousands)
Cash flows from operating activities:
Net loss	$(26,347)	$(638)	$(26,985)
Non-cash items included in net loss:
Depreciation and amortization, net (other than multi-client)	9,359	160	9,519
Amortization of multi-client library	56,213	(312)	55,901
Loss on disposition of property and equipment	182	—	182
Equity in loss of joint venture	249	—	249
Deferred taxes	722	1,316	2,038
Amortization of unearned compensation	149	—	149
Change in operating assets/liabilities:
Accounts and notes receivable	276	(40)	236
Materials and supplies inventory	1,634	10	1,644
Prepayments and other	(2,102)	(472)	(2,574)
Income taxes receivable	(2,181)	(193)	(2,374)
Accounts payable and other accrued liabilities	(7,246)	(18)	(7,264)
Other	(481)	190	(291)
Net cash provided by operating activities	30,427	3	30,430
Cash flows from investing activities:
Investment in multi-client library, net cash	(40,507)	(11)	(40,518)
Purchase of property and equipment	(8,581)	—	(8,581)
Sale of property and equipment	539	—	539
Sale of (RC)[2] software operating	2,000	—	2,000
Net cash used by investing activities	(46,549)	(11)	(46,560)
Cash flows from financing activities:
Payments on long-term debt	(387)	—	(387)
Net proceeds from the sale of common stock	497	—	497
Net cash provided by financing activities	110	—	110
Currency gain on foreign cash	(268)	—	(268)
Change in cash and cash equivalents	(16,280)	(8)	(16,288)
Beginning cash and cash equivalents balance	72,626	(529)	72,097
Ending cash and cash equivalents balance	$56,346	$(537)	$55,809

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$5,355	$—	$5,355

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

We believe the increase in our overall performance during the first quarter of fiscal 2005 is the result of our being well positioned to take advantage of the increased exploration spending.  This positioning includes having quality multi-client data in areas of current customer interest, data processing abilities that enable us to produce the best possible seismic images in difficult areas, and field operations that are capable of providing technical as well as health, safety and environmental excellence.

During the first quarter of fiscal 2005, we reorganized our company into three geographic regions: North and South America (NASA), Europe, Africa, Middle East and CIS (EAME), and Asia Pacific (APAC).  The managers of these regions are responsible for all facets of sales and operations and represent our customer interface.  Centrally managed processing, acquisition, and reservoir professionals support these managers from locations around the globe.  We feel this new organization allows our front-line managers to focus exclusively on their customers while allowing our company to develop and deploy technology consistently across our markets.  We have put processes in place that will allow for the free movement of our seismic equipment across the three regions so that we may maximize our return on investment.

Due to our selling and operational efforts and the robust seismic market, we have seen our backlog increase $87 million from $147 million at July 31, 2004 to $234 million at April 30, 2005.  We expect to complete most of the work in backlog over the next twelve months.  It appears that our traditional pattern of revenue generation will occur again during fiscal 2005, with revenues in our second and third fiscal quarters being higher than in our first and fourth quarters.  This pattern is driven by end-of-year spending, which results in high library revenue in our second fiscal quarter, and high land acquisition activity during our second and third fiscal quarters, corresponding with the winter seismic season in Alaska and Canada.

Restatement

The historical financial information in this document for the first quarter of fiscal year 2004 has been restated due to accounting errors.  The impact of the restatement resulted in an increase in the net loss and net loss per common share of $0.6 million and $0.02 per share, respectively, for the three months ended October 31, 2003. (See Note 10 of the Notes to the Consolidated Financial Statements for information on the affects of our restatement on this period.)

Results of operations

Three months ended October 31, 2004 compared with three months ended October 31, 2003 (restated)

Revenues.  Our revenues increased by 27% from $102.4 million in the first quarter of fiscal 2004 to $129.6 million in the first quarter of fiscal 2005.  The majority of this increase was generated in APAC and EAME.  The revenue increase in APAC was due primarily to the move of one of our large 3D vessels, the Veritas Viking II, into the market.  The EAME increase was driven by sales of multi-client data licenses in the North Sea and West Africa.  Despite moving the Veritas Viking II to APAC, NASA was able to maintain essentially flat revenue through the use of vessels on short-term charters.  Globally, revenue from contract services increased by $21.1 million or 33%, as our vessels spent a higher portion of their time performing contract work in Canada, Australia, Malaysia and the North Sea and less on multi-client surveys.  Revenue from multi-client sales was up due to incremental sales of multi-client data licenses in the North Sea and West Africa, as mentioned above, as well as in the Gulf of Mexico.

Revenues by segment are as follows:

	For the Three Months Ended October 31,
		Restated	Change
	2004	2003	$	%
		(Dollars in thousands)
NASA	$79,751	$81,059	$(1,308)	(2)%
EAME	31,774	11,553	20,221	175%
APAC	18,056	9,795	8,261	84%
Total Revenue	$129,581	$102,407	$27,174	27%

Revenues by contract type are as follows:

	For the Three Months Ended October 31,
		Restated	Change
	2004	2003	$	%
		(Dollars in thousands)
Multi-Client:
Land	$10,816	$13,551	$(2,735)	(20)%
Marine	34,281	25,437	8,844	35%
Total Multi-Client	45,097	38,988	6,109	16%
Contract:
Land	36,497	36,453	44	0%
Marine	47,987	26,966	21,021	78%
Total Contract	84,484	63,419	21,065	33%
Total Revenue	$129,581	$102,407	$27,174	27%

Operating income (loss).  Operating income increased from a loss of $23.1 million in the first quarter of fiscal 2004 to income of $3.1 million in the first quarter of fiscal 2005.  During the first quarter of fiscal 2004, we changed our multi-client amortization accounting policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of the survey’s book life.  As a result of this change, we recorded a charge of $22.1 million in cost of services in the first quarter of fiscal 2004.

Excluding the charge for the change in our accounting method from the first quarter of fiscal 2004, our operating income in the first quarter of fiscal 2005 was $4.1 million greater than the first quarter of fiscal 2004.  This increase is the result of increased margin of $5.0 million partially offset by increased research and development costs of $0.7 million and increased general and administrative expense of $0.2 million.

Our operating income increase was generated by the increased sales of multi-client data licenses.  Operating income from our contract services was lower than in last year’s comparable quarter primarily due to bad weather impacting a contract survey off the coast of Australia.

Research and development costs have increased by $0.7 million from the prior year primarily due to our continued development of multi-component (compressional and shear wave) acquisition and processing.

General and administrative expense increased slightly by $0.2 million as a result of increased expenditures due to the implementation of requirements from the Sarbanes-Oxley Act and the expenses associated with the restatement of our historical financial statements.

Interest expense. Interest expense decreased 81% from $4.3 million in the first quarter of fiscal 2004 to $0.8 million in the first quarter of fiscal 2005. This decrease is due to the issuance of our Convertible Senior Notes and the repayment of our term loans with the proceeds in the third quarter of fiscal 2004. This refinancing resulted in a lower overall debt level and a significantly lower interest rate. Our Convertable Senior Notes accrue interest at a rate of LIBOR less 0.75%, which is much lower than the interest rates on our various tranches of debt during the first quarter of fiscal 2004.

Income taxes.  Income taxes in the first quarter of fiscal 2005 were 67% of income before provision for income taxes due primarily to losses in certain jurisdictions for which we are unable to record deferred tax assets due to our historical losses.  This unfavorable result is consistent with treatment in the first quarter of fiscal 2004.

Liquidity and Capital Resources

Cash flow and liquidity

Our internal sources of liquidity are cash and cash equivalents on hand and cash flow from operations.  External sources include public financing, equity sales, equipment financing, our Credit Facility, and trade credit.  We believe that our current cash balance and cash flow from operations are adequate to meet our liquidity needs for the next twelve months and expect to increase our cash balance during fiscal 2005.

Net cash provided by operating activities increased from $30.4 million in the first quarter of fiscal 2004 to $58.6 million in the first quarter of fiscal 2005 while net cash used by investing activities decreased slightly, from $46.6 million in the first quarter of fiscal 2004 to $42.8 million in the first quarter of fiscal 2005.  Our cash investment for fiscal 2005 is projected to be approximately $225 million and includes capital expenditures to replace and upgrade existing equipment of approximately $80 million, including replacement of equipment lost from the Veritas Viking, and investment in our data library of approximately $145 million.  Insurance proceeds are expected to cover substantially all of the costs of the Veritas Viking’s replacement equipment.  We expect to fund the remainder of these investments from our current cash on hand and from internally generated funds.

While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which is subject to many factors beyond our control. Key factors affecting future results include utilization levels of acquisition and processing assets and demand for multi-client library surveys, all of which are driven by exploration spending and, ultimately, the underlying commodity prices.

Debt structure

As of October 31, 2004, our long-term debt outstanding consisted of $155.0 million of Convertible Senior Notes due 2024. In addition, we have a Credit Facility composed primarily of a revolving loan facility permitting borrowings of up to $55.0 million and we have various unsecured lines of credit totaling $8.5 million usable exclusively for letters of credit and bank guarantees.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate on the Senior Notes, from March 15, 2005 through June 14, 2005, is 2.26%.  The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock.  In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount.  We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the Convertible Senior Notes and associated shares of common stock.  We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement is not yet effective.  Because we are required to pay liquidated damages in the event the registration statement did not become effective on or before August 31, 2004, or under certain other circumstances, we have been incurring such damages in the amount of $2,153 per day since August 31, 2004.  We expect to file a registration statement on Form S-1 by the end of the current fiscal year.

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

3.                                       the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of the notes; or

4.                                       the occurrence of specified corporate transactions.

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

As of October 31, 2004, there were no borrowings and $1.8 million in letters of credit outstanding under the Credit Facility.  Borrowings under the Credit Facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing.  The Credit Facility expires in February 2006.  Borrowings under the Credit Facility are secured by substantially all assets of the company residing in the U.S. including the accounts receivable from certain of our foreign subsidiaries.

During March 2005, we obtained waivers from our lenders under the Credit Agreement related to the late filing of our financial statements.  On May 12, 2005 we obtained an extension to these waivers. The extended waivers allow us to deliver our required reports for fiscal 2004 and for the first and second quarters of fiscal 2005 to the lenders by no later than June 15, 2005.  If we are unable to meet this deadline or are unable to extend it further, our ability to borrow under the Credit Agreement may be restricted.

We have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees.  As of October 31, 2004, $4.2 million in letters of credit were outstanding under these lines.

Critical accounting policies

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements.  These are described in detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies included in our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004 which description is incorporated herein by reference.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

From time to time we enter into contracts with customers whereby payment is not in our functional currency.  During the quarter ended October 31, 2004, we entered into such contracts with customers whereby payments, to be received in November 2004, were to be made in the British Pound Sterling and the Norwegian Kroner.  To protect us against exposure to exchange rate risk, we entered into currency exchange contracts with financial institutions.  As of October 31, 2004, the fair value of these contracts was a loss of $135,000.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of October 31, 2004.  The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective as of October 31, 2004.

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

We have restated our annual financial statements for the fiscal periods of 2002 through 2003 due to our failure to properly record revenue and expenses in the appropriate periods.  Based upon our investigations and those of the Audit Committee of our Board of Directors, we believe these accounting errors are the result of mistakes and omissions, but the fact that they were not detected and corrected in a timely manner leads us to conclude that we had material weaknesses in the operation of our disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this report.  A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work.

Our inquiry into these matters indicated that in our largest operating division:

•                  Reconciliations were not always adequately performed or adequately reviewed, with such reconciliations including:

•                  Sub-ledger to general ledger

•                  Bank account to cash balance

•                  Tax provision to tax return

•                  Discrepancies identified through reconciliation were not always addressed

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

Changes in Internal Controls Over Financial Reporting

During the first quarter of fiscal 2005, we did not make any change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to the end of the first quarter of fiscal 2005, due to the material weaknesses noted, our Chief Executive Officer and Chief Financial Officer, in conjunction with other members of management and our Audit Committee, conducted a review of our internal control over financial reporting.  As a result of this review we have taken the following actions, many of which are ongoing in nature:

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

•                  Replaced certain accounting personnel

•                  Changed reporting relationships

•                  Reorganized the accounting function with increased segregation of duties

•                  Evaluated and are addressing staffing requirements, including quantity and qualifications of personnel

Due to the material weaknesses noted above, in preparing our financial statements for the quarter ended October 31, 2004, we performed additional procedures to ensure that those financial statements are fairly stated in all material respects in conformity with generally accepted accounting principles.

Section 404

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005, whether the internal controls over financial reporting at July 31, 2005 are effective.  Any material weakness in internal controls over financial reporting existing at that date will preclude us from making a positive assertion.  We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act.

In response to the requirements of the Sarbanes-Oxley Act and our material weakness in certain areas, we are formalizing our entire control framework and all of our control procedures.  We have done significant work in evaluating, documenting, testing and remediating this framework and processes in a concerted effort to be in compliance with Section 404 by our required deadline for fiscal 2005.  During the course of these activities and in addition to the material weakness in our disclosure controls described above, we have identified certain internal control issues and deficiencies which we believe should be improved and corrected.  We have a remediation plan for these issues and expect to have completed our remediation and testing prior to the end of fiscal 2005 in order to make a positive assertion as to the effectiveness of internal controls over financial reporting, however, there can be no assurance that all the identified issues and deficiencies or any other issues that may arise from continued testing will be resolved in time to do so.

PART II.  OTHER INFORMATION

Item 6.        Exhibits

Exhibits filed with this report:

Exhibit No.	Description
*31.1	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.
*31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
*32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
*32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of June 2005.

Veritas DGC Inc.

By:	/s/ Mark E. Baldwin
mark E. Baldwin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Vincent M. Thielen
vincent m. thielen
Vice President, Corporate Controller (Chief Accounting Officer)