Form 10-Q
period 2005-01-31
VERITAS DGC INC
filed 2005-06-10
CIK 28866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

The number of shares of the Company’s common stock, $.01 par value, outstanding at May 31, 2005 was 33,849,816 (including 155,370 Veritas Energy Services Inc. exchangeable shares which are identical to the company’s common stock in all material respects).

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2005 and 2004
Consolidated Balance Sheets as of January 31, 2005 and July 31, 2004
Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2005 and 2004
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS
SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.                                       Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	Restated 2004	2005	Restated 2004
	(In thousands, except per share amounts)

Revenues	$192,228	$145,056	$321,809	$247,463
Cost of services	144,950	112,864	260,952	228,714
Research and development	5,020	3,695	9,114	7,140
General and administrative	8,595	6,392	14,954	12,583
Operating income (loss)	33,663	22,105	36,789	(974)
Interest expense	906	4,197	1,663	8,476
Other (income), net	(1,011)	(347)	(1,589)	(505)
Income (loss) before provision for income taxes	33,768	18,255	36,715	(8,945)
Provision for income taxes	16,400	4,661	18,369	4,446
Net income (loss)	$17,368	$13,594	$18,346	$(13,391)

Net income (loss) per share:
Basic:
Net income (loss) per common share	$.51	$.40	$.54	$(.40)
Weighted average common shares (including exchangeable shares)	33,783	33,745	33,767	33,668

Diluted:
Net income (loss) per common share	.51	$.40	$.53	$(.40)
Weighted average common shares (including exchangeable shares)	34,318	34,003	34,323	33,668

Comprehensive income (loss):
Net income (loss)	$17,368	$13,594	$18,346	$(13,391)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	(697)	584	6,588	6,027
Other unrealized gain (loss)	142	(691)	226	(604)
Total other comprehensive income (loss)	(555)	(107)	6,814	5,423
Comprehensive income (loss)	$16,813	$13,487	$25,160	$(7,968)

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	January 31, 2005	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,230	$116,299
Restricted cash investments	236	111
Accounts and notes receivable (net of allowance of $875 at January and $1,109 at July)	176,271	166,810
Materials and supplies inventory	4,319	4,198
Prepayments and other	18,007	15,599
Income taxes receivable	—	12,617
Total current assets	404,063	315,634

Property and equipment	485,131	479,639
Less accumulated depreciation	375,045	357,976
Property and equipment, net	110,086	121,663

Multi-client data library	295,700	313,153
Deferred tax asset	1,669	1,223
Other assets	24,856	24,573
Total	$836,374	$776,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$57,590	$44,907
Accrued and deferred income taxes	12,799	7,145
Other accrued liabilities	77,181	67,650
Total current liabilities	147,570	119,702
Non-current liabilities:
Long-term debt	155,000	155,000
Other non-current liabilities	16,429	11,854
Total non-current liabilities	171,429	166,854
Stockholders’ equity:
Common stock, $.01 par value; issued: 35,014,376 shares and 34,821,298 shares, respectively (excluding Exchangeable Shares of 155,370 and 185,921, respectively)	350	348
Additional paid-in capital	444,623	441,982
Accumulated earnings	81,490	63,144
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	13,919	7,331
Other comprehensive income (loss)	(657)	(883)
Unearned compensation	(691)	(604)
Treasury stock, at cost; 1,319,005 shares and 1,317,532 shares, respectively	(21,659)	(21,628)
Total stockholders’ equity	517,375	489,690
Total	$836,374	$776,246

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2005	Restated 2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,346	$(13,391)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	22,195	20,059
Amortization of multi-client library	84,403	105,446
Loss (gain) on disposition of property and equipment	(356)	480
Equity in loss of joint venture	—	613
Deferred taxes	(616)	4,142
Amortization of unearned compensation	178	240
Change in operating assets/liabilities:
Accounts and notes receivable	(7,333)	(39,284)
Materials and supplies inventory	(115)	1,003
Prepayments and other	(2,151)	(2,477)
Income tax payable	18,827	1,080
Accounts payable and other accrued liabilities	20,907	14,468
Other	7,377	(3,437)
Net cash provided by operating activities	161,662	88,942

Cash flows from investing activities:
Increase in restricted cash	(124)	190
Investment in multi-client data library, net cash	(58,896)	(70,337)
Purchase of property and equipment	(17,152)	(13,557)
Sale of property and equipment	885	655
Sale of (RC)2 software operation	—	2,000
Net cash used by investing activities	(75,287)	(81,049)

Cash flows from financing activities:
Payments on long-term debt	—	(13,102)
Net proceeds from sale of common stock	1,918	1,524
Net cash provided (used) by financing activities	1,918	(11,578)
Currency gain on foreign cash	638	497
Change in cash and cash equivalents	88,931	(3,188)
Beginning cash and cash equivalents balance	116,299	72,097
Ending cash and cash equivalents balance	$205,230	$68,909

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$4,857	$9,915

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of significant accounting policies

Restatement of Financial Statements

The historical financial information for the three and six month periods ended January 31, 2004 has been restated due to accounting errors.  In September 2004, we found various types of errors in our balance sheet related primarily to clerical and account reconciliation errors associated with the intercompany transfers of property and foreign currency items.  In addition, we found errors in the accounting for certain customer contracts that contained provisions for customer payment of equipment mobilization fees, revenue sharing with customers and certain other contingencies.  Correction of these errors resulted in a decrease of net income of $1.4 million relating to the first three fiscal quarters of fiscal 2004 and $2.6 million related to periods prior to fiscal 2004.  Since recording the required adjustments in the fourth quarter of fiscal 2004 would have had a material impact on the financial statements of the fourth quarter and those of the full fiscal year, we determined that a restatement of our prior years’ financial statements was appropriate.  The impact of the restatement resulted in a decrease in the net income and net income per share of $645,000 and $0.02, respectively, for the three months ended January 31, 2004 and an increase in the net loss and net loss per common share of $1,283,000 and $0.04, respectively, for the six months ended January 31, 2004.  (See Note 10 for the details of this restatement.)

The restatement has not caused us to be in default under any of our debt covenants or lease agreements.  We obtained waivers from our lenders under our Credit Facility extending the due date for our delivery of financial statements to them to July 29, 2005.  Additionally, the restatement has delayed the registration of our Convertible Senior Notes, resulting in our payment of liquidated damages to the holders of the Convertible Senior Notes in the amount of $2,153 per day from August 31, 2004 until the registration is completed.

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

Recent Accounting Pronouncements

In October 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 04-8, “The Effect of Contingently Issuable Debt on Earnings per Share,” which is effective for periods ending after December 15, 2004.  This statement requires us to include shares of our stock issuable upon the assumed conversion of our Convertible Senior Notes in the calculation of diluted weighted average common shares.  We adopted the EITF during the first quarter of fiscal 2005, but adoption did not have a significant effect on our weighted average shares calculation.  The contingently issuable shares related to our Convertible Senior Notes had no impact on our weighted average shares for the three and six months ended January 31, 2005, as issuance of the shares would have been anti-dilutive.

2.              Multi-client library accounting change

Effective August 1, 2003, we changed our minimum amortization policy with regard to multi-client data and recorded a charge of $22.1 million in the first quarter of fiscal 2004, included in cost of services in our Consolidated Statement of Operations.  Under the prior method, capitalized costs of multi-client surveys were charged to cost of services in the period sales occurred, using the sales forecast method, over an estimated five-year useful life.  However, during the last 24 months of a survey’s useful life, amortization was the greater of the amount resulting from the sales forecast method or straight-line amortization of the remaining book value over the remaining portion of the original five-year estimated useful life.  Under the new method, capitalized costs of multi-client surveys are charged to cost of services over an estimated five-year useful life based upon the greater of the result (higher expense) under the sales forecast method or cumulative straight-line amortization from survey completion. Notwithstanding this change, the sales forecast method remains our primary method of calculating cost of services.  The total amortization period that concludes sixty months after survey completion represents the minimum period over which the surveys are expected to provide economic benefits.  We believe that commencing the minimum amortization upon survey completion, as opposed to our prior method of doing so only during the last twenty four months of the survey’s life, better reflects the potential diminution of survey value with the passage of time.

3.              Other (income), net

Other (income) expense, net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	Restated 2004	2005	Restated 2004
	(In thousands)

Interest income	$(708)	$(250)	$(1,527)	$(484)
Net foreign currency exchange (gain) loss	(100)	(274)	218	(253)
Loss from unconsolidated joint venture	—	364	—	613
Other	(203)	(187)	(280)	(381)
Total	$(1,011)	$(347)	$(1,589)	$(505)

4.              Earnings per common share

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	Restated 2004	2005	Restated 2004
	(In thousands, except per share amounts)

Net income (loss)	$17,368	$13,594	$18,346	$(13,391)

Basic:
Weighted average common shares (including exchangeable shares)	33,783	33,745	33,767	33,668
Income (loss) per share	$.51	$.40	$.54	$(.40)

Diluted:
Weighted average common shares (including exchangeable shares)	33,783	33,745	33,767	33,668
Shares issuable from assumed exercise of options	500	258	514	—
Shares issuable from assumed vesting of restricted stock	35	—	42	—
Total	34,318	34,003	34,323	33,668
Income (loss) per share	$.51	$.40	$.53	$(.40)

The Convertible Senior Notes were not convertible as of January 31, 2005 and the shares issuable from such conversion, while considered, are not included in this income per share calculation as they are anti-dilutive (See Note 5 for a description of our Convertible Senior Notes.)

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceeded the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Number of options	743,032	3,438,173	743,032	4,269,195
Exercise price range	$22.84-55.13	$10.71-55.13	$22.84-55.13	$5.25-55.13
Expiring through	March 2012	March 2012	March 2012	March 2012

5.              Long-term debt

As of January 31, 2005, our long-term debt outstanding consisted of $155.0 million of Convertible Senior Notes due 2024.  In addition, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million and various unsecured lines of credit totaling $8.5 million which may be used exclusively for letters of credit and bank guarantees.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The current interest rate on the Convertible Senior Notes, from March 15, 2005 through June 14, 2005, equates to 2.26%.  The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock.  In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount.  We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the notes and the associated shares of common stock.  We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement is not yet effective.  Because our registration statement was not effective on August 31, 2004 as required by the indenture, we have been incurring liquidated damages in the amount of $2,153 per day since August 31, 2004.  We will continue to incur these damages until registration is effective.

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

Should any of these circumstances occur, the Convertible Senior Notes would be convertible at the then current stock price times the conversion ratio of 41.6146. This amount would be payable in cash equal to the principal amount of the notes, the par value adjusted for dividends or other equity transactions, with the additional amount payable in shares of our common stock.  Currently, the maximum amount payable by us on conversion is $155 million in cash plus approximately 6.5 million shares. For clarity, conversion at a $40 stock price would result in our payment of $155 million in cash and 2.575 million shares of common stock.  This settlement method is prescribed in the indenture and is not optional at the discretion of any party.  The shares issuable from such conversion are considered in the calculation of diluted earnings per share.

As of January 31, 2005, there were no borrowings and $2.1 million in letters of credit outstanding under the Credit Facility.  Borrowings under the Credit Facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing.  The Credit Facility expires in February 2006.  Borrowings under the Credit Facility are secured by substantially all of the assets of the company.

We obtained waivers from our lenders under our Credit Facility extending the due date for our delivery of financial statements to them to July 29, 2005.  If we are unable to meet this deadline or are unable to extend it further, our ability to borrow under the Credit Facility will be restricted.

We have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our revolving loan facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees.  As of January 31, 2005, $3.3 million in letters of credit were outstanding under these lines.

6.              Pension plan

We maintain a contributory defined benefit pension plan for eligible participating employees in the United Kingdom.  The following is the net periodic benefit cost by component:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004 Restated	2005	2004 Restated
	(In thousands)

Service cost (benefits earned during the period)	$153	$135	$304	$261
Interest cost on projected benefit obligation	311	262	619	508
Expected return on plan assets	(222)	(196)	(441)	(379)
Amortization of prior service cost	(37)	(35)	(74)	(68)
Amortization of net gain (loss)	78	82	156	159
Amortization of transition obligation	2	2	4	3
Net periodic benefit costs	$285	$250	$568	$484

We expect to make contributions of approximately $1.0 million to this pension plan in fiscal 2005.  As of January 31, 2005, we have made contributions to the Plan in accordance with the schedule of contributions upon which this estimated service cost was based.

7.              Hedge transactions

From time to time we enter into contracts with customers whereby payment is not in US Dollars, our functional currency.  During the six months ended January 31, 2005, we entered into contracts with customers whereby payments were to be made in the British Pound Sterling and the Norwegian Kroner.  To protect us against exposure to exchange rate risk, we entered into currency exchange contracts with financial institutions; however, at January 31, 2005, there were no such contracts outstanding.

8.              Segment information

Beginning in fiscal 2005, we organized the company into three geographic regions: North and South America (NASA); Europe, Africa, the Middle East and CIS (EAME); and Asia Pacific (APAC).  Our regions offer a common suite of products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  The information related to the three and six months ended January 31, 2004 has been restated to reflect the new segment structure.  A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Three Months Ended January 31, 2005
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$135,107	$33,076	$24,045	$—	$192,228
Operating income (loss)	35,425	4,402	2,251	(8,415)	33,663
Assets	494,333	105,945	48,700	187,396	836,374

	For the Three Months Ended January 31, 2004 Restated
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$108,477	$23,647	$12,932	$—	$145,056
Operating income (loss)	28,609	213	2,362	(9,079)	22,105
Assets	556,005	115,606	35,514	85,275	792,400

	For the Six Months Ended January 31, 2005
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$214,857	$64,851	$42,101	$—	$321,809
Operating income (loss)	43,057	7,500	1,116	(14,884)	36,789
Assets	494,333	105,945	48,700	187,396	836,374

	For the Six Months Ended January 31, 2004 Restated
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$179,215	$45,521	$22,727	$—	$247,463
Operating income (loss)	16,411	(1,922)	1,277	(16,740)	(974)
Assets	556,005	115,606	35,514	85,275	792,400

Corporate operating income (loss) includes certain general and administrative and research and development expenses not allocated to the segments.  Corporate assets consist primarily of cash and cash equivalents.

9.              Stock based compensation

We account for stock-based employee compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 and have adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148.  As required by SFAS No. 148, we disclose the effect on net income and earnings per share of equity-based employee compensation, including stock options, that would have been recorded using the fair value based method.  SFAS No. 123R, which will become effective for us beginning with our first quarter of fiscal 2006, will require us to record the cost of this equity-based compensation in our income statement based on the estimated fair value of the awards.

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	Restated 2004	2005	Restated 2004
	(In thousands)

Net income (loss) as reported	$17,368	$13,594	$18,346	$(13,391)
Add: Compensation expense, net of related tax effects	96	149	179	240
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(675)	(1,712)	(1,354)	(3,436)
Pro forma net income (loss)	$16,789	$12,031	$17,171	$(16,587)

Earnings (loss) per share:
Basic:
As reported	$.51	$.40	$.54	$(.40)
Pro-forma	.50	.36	.51	(.49)

Diluted:
As reported	$.51	$.40	$.53	$(.40)
Pro-forma	.49	.35	.50	(.49)

10.       Restatement

The historical financial information in this document for the three and six month periods ended January 31, 2004 has been restated due to accounting errors.  These errors were discovered during two separate reviews, a comprehensive review of our balance sheet and a review of specific types of our customer contracts.

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

Contract Review

We also reviewed our accounting for our customer contracts, including those that contain provisions for customer payment of mobilization fees, revenue sharing with customers and certain date contingencies.  Because our contracts vary widely in terms and conditions, we reviewed the deliverables of each type of contract and, where required, applied the guidance of EITF 00-21.  We determined that our accounting treatment for certain of these customer contracts was not in accordance with generally accepted accounting principles and adjusted our accounts accordingly.  We had recognized mobilization fees as revenue during the period of mobilization rather than during the period of seismic data acquisition, as required by Staff Accounting Bulletin (SAB) No. 104.  In contracts with revenue sharing clauses and date contingencies, we recognized revenue before the price to be ultimately paid by the related customer was fixed or determinable under SAB No.104.  In all cases, our errors related to customer contracts were related to the timing of revenue recognition.

The following is a summary of the effect of the restatement adjustments on our previously reported net income, earnings per share and total assets:

	Increase / (Decrease) from Previously Reported Amounts for the
	Three Months Ended January 31, 2004	Six Months Ended January 31, 2004
	(In thousands, except per share amounts)

Net income (loss) as previously reported	$14,239	$(12,108)
Pretax adjustments resulting from:
The balance sheet review	$(620)	$(901)
The contract review	(2)	(487)
Total pretax adjustments	(622)	(1,388)
Tax effect of restatement adjustments	23	(105)
Total net adjustments	(645)	(1,283)
Net income (loss) restated	$13,594	$(13,391)

Net income (loss) per common share — basic and diluted:
As reported	$.42	$(.36)
Effect of the net adjustments	(.02)	(.04)
As restated	$.40	$(.40)

Total assets as reported	$786,485
Adjustments	5,915
Total assets as adjusted	$792,400

The following are the restated financial statements for the three and six month periods ended January 31, 2004 compared to the previously reported amounts:

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended January 31, 2004			Six Months Ended January 31, 2004
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Statement of Operations
Revenues	$147,770	$(2,714)	$145,056	$252,120	$(4,657)	$247,463
Cost of services	114,988	(2,124)	112,864	232,005	(3,291)	228,714
Research and development	3,695	—	3,695	7,140	—	7,140
General and administrative	6,383	9	6,392	12,574	9	12,583
Operating income (loss)	22,704	(599)	22,105	401	(1,375)	(974)
Interest expense	4,197	—	4,197	8,475	1	8,476
Other (income) expense, net	(370)	23	(347)	(517)	12	(505)
Income (loss) before provision for income taxes	18,877	(622)	18,255	(7,557)	(1,388)	(8,945)
Income taxes	4,638	23	4,661	4,551	(105)	4,446
Net income (loss)	$14,239	$(645)	$13,594	$(12,108)	$(1,283)	$(13,391)

Net income (loss), per share:
Basic:
Income (loss) per common share	$.42	$(.02)	$.40	$(.36)	$(.04)	$(.40)
Weighted average common shares (including exchangeable shares)	33,745	—	33,745	33,668	—	33,668

Diluted:
Income (loss) per common share	$.42	$(.02)	$.40	$(.36)	$(.04)	$(.40)
Weighted average common shares (including exchangeable shares)	34,003	—	34,003	33,668	—	33,668

Comprehensive income (loss):
Net income (loss)	$14,239	$(645)	$13,594	$(12,108)	$(1,283)	$(13,391)
Other comprehensive income (loss) (net of tax, $0 in all periods)	—	—	—	—	—	—
Foreign currency translation adjustments	570	14	584	5,935	92	6,027
Other unrealized gain (loss)	(691)	—	(691)	(604)	—	(604)
Total other comprehensive income (loss)	(121)	14	(107)	5,331	92	5,423
Comprehensive income (loss)	$14,118	$(631)	$13,487	$(6,777)	$(1,191)	$(7,968)

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2004

(UNAUDITED)

	As Reported	Adjustments	Restated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,108)	$(1,283)	$(13,391)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	19,869	190	20,059
Amortization of multi-client library	105,731	(285)	105,446
Loss on disposition of property and equipment	480	—	480
Equity in loss of joint venture	613	—	613
Deferred taxes	717	3,425	4,142
Amortization of unearned compensation	240	—	240
Change in operating assets/liabilities:
Accounts and notes receivable	(39,205)	(79)	(39,284)
Materials and supplies inventory	993	10	1,003
Prepayments and other	(462)	(2,015)	(2,477)
Income tax receivable	1,360	(280)	1,080
Accounts payable and other accrued liabilities	14,467	1	14,468
Other	(3,693)	256	(3,437)
Net cash provided by operating activities	89,002	(60)	88,942
Cash flows from investing activities:
Decrease in restricted cash investments	190	—	190
Investment in multi-client library, net cash	(70,315)	(22)	(70,337)
Purchase of property and equipment	(13,557)	—	(13,557)
Sale of property and equipment	655	—	655
Sale of (RC)(2) software operation	2,000	—	2,000
Total cash used by investing activities	(81,027)	(22)	(81,049)
Cash flows from financing activities:
Payments on long-term debt	(13,102)	—	(13,102)
Net proceeds from the sale of common stock	1,524	—	1,524
Total cash used by financing activities	(11,578)	—	(11,578)
Currency loss on foreign cash	497	—	497
Change in cash and cash equivalents	(3,106)	(82)	(3,188)
Beginning cash and cash equivalents balance	72,626	(529)	72,097
Ending cash and cash equivalents balance	$69,520	$(611)	$68,909

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$9,915	$—	$9,915

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

Overview

We believe that, overall, global exploration for oil and gas is increasing, even in mature areas such as the North Sea and Nigeria.  We also see increasing interest in new seismic reservoir imaging techniques, such as multi- or wide-azimuth acquisition, which offer better delineation of complex structures.  We believe all of this to be promising for our business.

Our second quarter results for fiscal 2005 were outstanding and reflect record quarterly revenue.  Our overall performance during the period is the result of being well positioned to take advantage of the increased exploration spending.  This positioning includes having quality multi-client data in areas of current customer interest, data processing abilities that enable us to produce the best possible seismic images in difficult areas, and field operations that are capable of providing technical as well as health, safety and environmental excellence.

Due to our selling and operational efforts and the robust seismic market, we have seen our backlog increase $87 million from $147 million at July 31, 2004 to $234 million at April 30, 2005.  We expect to complete most of the work in backlog over the next twelve months.  It appears that our traditional pattern of revenue generation will occur again during fiscal 2005, with revenues in our second and third fiscal quarters being higher than in our first and fourth quarters.  This pattern is driven by end-of-year spending, which results in high multi-client data library revenue in our second fiscal quarter, and high land acquisition activity during our second and third fiscal quarters, corresponding with the winter seismic season in Alaska and Canada.

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

Restatement

The historical financial information in this document has been restated for the first and second quarters of fiscal 2004 due to accounting errors.  The impact of the restatement resulted in a decrease in the net income and net income per share of $645,000 and $0.02, respectively, for the three months ended January 31, 2004 and an increase in the net loss and net loss per common share of $1,283,000 and $0.04, respectively, for the six months ended January 31, 2004.  (See Note 10 for the details of this restatement.)

Results of operations

Three months ended January 31, 2005 compared with three months ended January 31, 2004 (restated)

Revenues.  Our revenues increased by 33% from $145.1 million in the second quarter of fiscal 2004 to $192.2 million in the second quarter of fiscal 2005.  Each of our regions contributed to the increased revenue, which was driven primarily by increased contract work.  NASA generated their $26.6 million revenue increase through marine contract work in the Gulf of Mexico, where the Veritas Vantage and two source boats acquired a wide-azimuth survey and through land contract acquisition work in North America.  Land contract revenue from South America was down significantly due to our decision to reduce our presence in that market.  APAC’s revenue increase was also generated in the marine contract market, where we operated the Veritas Viking II, the Pacific Sword and Veritas Searcher in Australia, India, Myanmar and New Zealand.  EAME generated their increased revenue through sales of licenses to multi-client data for offshore Africa and the North Sea.

Revenues from our operating segments were as follows:

	Three Months Ended January 31,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
NASA	$135,107	$108,477	$26,630	25%
EAME	33,076	23,647	9,429	40%
APAC	24,045	12,932	11,113	86%
Total Revenue	$192,228	$145,056	$47,172	33%

Revenues by contract type were as follows:

	Three Months Ended January 31,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
Multi-Client:
Land	$15,197	$15,479	$(282)	(2)%
Marine	72,470	66,912	5,558	8%
Total Multi-Client	87,667	82,391	5,276	6%
Contract:
Land	40,465	29,587	10,878	37%
Marine	64,096	33,078	31,018	94%
Total Contract	104,561	62,665	41,896	67%
Total Revenue	$192,228	$145,056	$47,172	33%

Operating income (loss).  Operating income increased from $22.1 million in the second quarter of fiscal 2004 to $33.7 million in the second quarter of fiscal 2005.  Cost of services as a percent of revenue fell from 78% to 75% in the comparative periods.  This decreasing cost and increasing revenue yielded an increase in margin (revenue less cost of services) of $15.1 million.  Increasing research and development costs of $1.3 million and increasing general and administrative expense of $2.2 million reduced the operating income increase to $11.6 million.

The research and development cost increase of $1.3 million was primarily related to our increased focus on multi-component (pressure and shear wave) acquisition and processing.

The general and administrative cost increase of $2.2 million was primarily due to increased costs associated with the restatement of our financial statements and increased efforts in the area of financial controls.  Research and development expense and general and administrative expense both grew due to increased incentive compensation related to our improved financial performance.

Interest expense.  Interest expense decreased from $4.2 million in the second quarter of fiscal 2004 to $0.9 million in the second quarter of fiscal 2005.  This decrease is due primarily to the issuance of our Convertible Senior Notes and the repayment of our term notes with the proceeds from the issuance of our Convertible Senior Notes in the third quarter of fiscal 2004.  This refinancing resulted in a lower overall debt level and a significantly lower interest rate.  Our Convertible Senior Notes accrue interest at a rate of LIBOR less 0.75%, which currently equates to 2.26% and is much lower than the various tranches of debt in place in fiscal 2004.

Income taxes.  Income taxes in the second quarter of fiscal 2005 were 49% of income before provision for income taxes due primarily to our inability to record deferred tax assets in certain jurisdictions because of historical losses generated in prior years.  This treatment is consistent with fiscal 2004, however income earned by jurisdiction was different in fiscal 2004 resulting in a lower overall tax rate than fiscal 2005.

Six months ended January 31, 2005 compared with six months ended January 31, 2004 (restated)

Revenues.  Our revenues increased by 30% from $247.5 million in the first six months of fiscal 2004 to $321.8 million in the first six months of fiscal 2005.  This increase was driven primarily by increased marine contract work in NASA, EAME and APAC and higher sales of licenses to marine multi-client data in EAME.  Most of NASA’s marine contract revenue increase was generated by the acquisition of a “wide-azimuth” survey by the Veritas Vantage and two source boats.  EAME’s multi-client revenue increase came from sales of data licenses offshore Africa and in the North Sea.

Revenues from our operating segments were as follows:

	Six Months Ended January 31,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
NASA	$214,857	$179,215	$35,642	20%
EAME	64,851	45,521	19,330	42%
APAC	42,101	22,727	19,374	85%
Total Revenue	$321,809	$247,463	$74,346	30%

Revenues by contract type were as follows:

	Six Months Ended January 31,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
Multi-Client:
Land	$26,013	$29,006	$(2,993)	(10)%
Marine	106,751	92,373	14,378	16%
Total Multi-Client	132,764	121,379	11,385	9%
Contract:
Land	76,962	66,010	10,952	17%
Marine	112,083	60,074	52,009	87%
Total Contract	189,045	126,084	62,961	50%
Total Revenue	$321,809	$247,463	$74,346	30%

Operating income (loss).  Operating income increased from a loss of $1.0 million in the first six months of fiscal 2004 to income of $36.8 million in the first six months of fiscal 2005.  During the first quarter of fiscal 2004, we changed our multi-client amortization accounting policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of the survey’s book life.  As a result of this change, we recorded a charge of $22.1 million in cost of services in the first quarter of fiscal 2004.

Excluding the charge for the change in our accounting method, our operating income in the first six months of fiscal 2005 would have been $15.6 million greater than in the same period last year.  Our margin (revenues less cost of services) increased by $20.0 million due to our revenue increase and a decrease in cost of services as a percent of revenue of approximately 2%.

Research and development costs increased by $2.2 million from the prior year due in part to our development of multi-component (pressure and shear wave) acquisition and processing.

General and administrative expense increased by $2.4 million due partly to the expenses associated with the restatement of our historical financial statements and our increased efforts in the area of financial controls.  Research and development expense and general and administrative expense both grew due to increased incentive compensation related to our improved financial performance.

Interest expense. Interest expense decreased from $8.5 million in the first six months of fiscal 2004 to $1.7 million in the first six months of fiscal 2005.  This decrease is due primarily to the issuance of our Convertible Senior Notes and the repayment of our term notes with the proceeds from the issuance of our Convertible Senior Notes in the third quarter of fiscal 2004.  The refinancing resulted in a significantly lower interest rate. Our Convertible Senior Notes accrue interest at a rate of LIBOR less 0.75%, which currently equates to 2.26% and is much lower than the various tranches of debt in place in the comparable period in fiscal 2004. In addition, strong cash flows over the past 12 months has allowed us to reduce overall levels of debt.

Income taxes.  Income taxes in fiscal 2005 were 50% of income before provision for income taxes due primarily to our inability to record deferred tax assets in certain jurisdictions because of historical losses generated in prior years.  This treatment is consistent with fiscal 2004.

Liquidity and capital resources

Cash flow and liquidity

Our internal sources of liquidity are cash on hand and cash flow from operations.  External sources include public financing, equity sales, equipment financing, our Credit Facility, and trade credit.  We believe that our current cash balance and cash flow from operations will be adequate to meet our liquidity needs over the next twelve months. We expect our cash balance to continue to increase during the remainder of fiscal 2005.

Net cash provided by operating activities increased by $72.7 million for the six months ended January 31, 2005 compared to the six months ended January 31, 2004 primarily as a result of improvements in working capital.  Net cash used by investing activities decreased by $5.8 million for the six months ended January 31, 2005 compared to the six months ended January 31, 2004 as a result of decreased investment in our multi client data library.  Our cash investment for fiscal 2005 is projected to be approximately $225 million and includes capital expenditures to replace and upgrade existing equipment of approximately $80 million, and investment in our data library of approximately $145 million.  Insurance proceeds are expected to cover substantially all of the costs of the Veritas Viking’s replacement equipment.  We expect to fund the remainder of these investments from our current cash on hand and from internally generated funds.

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

Debt structure

As of January 31, 2005, our long-term debt outstanding consisted of $155.0 million of Convertible Senior Notes due 2024.  In addition, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million and we have various unsecured lines of credit totaling $8.5 million which may be used exclusively for letters of credit and bank guarantees.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The current interest rate on the Convertible Senior Notes, from March 15, 2005 through June 14, 2005, equates to 2.26%.  The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock.  In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount.  We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the notes and associated shares of common stock.  We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement is not yet effective.  Because our registration statement was not effective on August 31, 2004 as required by the indenture, we have been incurring liquidated damages in the amount of $2,153 per day since August 31, 2004.  We will continue to incur these damages until the registration is effective.

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

Should any of these circumstances occur, the Senior Notes would be convertible at the then current stock price times the conversion ratio of 41.6146. This amount would be payable in cash equal to the principal amount of the notes, the par value adjusted for dividends or other equity transactions, and the additional amount payable in shares of our common stock.  Currently, the maximum amount payable by us on conversion is $155 million in cash plus approximately 6.5 million shares. For clarity, conversion at a $40 stock price would result in our payment of $155 million in cash and 2.575 million shares of common stock.  This settlement method is prescribed in the indenture and is not optional at the discretion of any party.  The shares issuable from such conversion are considered in the calculation of diluted earnings per share.

As of January 31, 2005, there were no borrowings and $1.8 million in letters of credit outstanding under the revolving loan facility.  Borrowings under the Credit Facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing.  The Credit Facility expires in February 2006.  Borrowings under the Credit Agreement are secured by substantially all of the assets of the company residing in the U.S. including the accounts receivable from certain of our foreign subsidiaries.

We obtained waivers from our lenders under our Credit Facility extending the due date for our delivery of financial statements to them to July 29, 2005.  If we are unable to meet this deadline or are unable to extend it further, our ability to borrow under the Credit Facility will be restricted.

We have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees.  As of January 31, 2005, $3.3 million in letters of credit were outstanding under these lines.

Critical accounting policies

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements.  These are described in detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004 which description is incorporated herein by reference.

Item 3.                                       Quantitative and Qualitative Disclosures Regarding Market Risk

From time to time we enter into contracts with customers whereby payment is not in our US Dollars, functional currency.  During the six months ended January 31, 2005, we entered into such contracts with customers whereby payments, to be received in November 2004 and January 2005 were to be made in the British Pound and the Norwegian Kroner.  To protect us against exposure to exchange rate risk, we entered into currency exchange contracts with financial institutions; however, at January 31, 2005, there were no such contracts outstanding.

Item 4.                                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of January 31, 2005.  The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective as of January 31, 2005.

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

We have restated our annual financial statements for fiscal periods of 2002 through 2003 due to our failure to properly record revenue and expenses in the appropriate periods.  Based upon our investigations and those of the Audit Committee of our Board of Directors, we believe these accounting errors are the result of mistakes and omissions, but the fact that they were not detected and corrected in a timely manner leads us to conclude that we had material weaknesses in the operation of our disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this report.  A material weakness in internal control over financial reporting is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work.

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

Changes in Internal Controls Over Financial Reporting

During the second quarter of fiscal 2005, we began to make the following changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•                  Increased the size and scope of our internal audit department

•                  Increased our documentation, review and remediation efforts with regard to internal controls

•                  Increased the formality of our review processes, such as account reconciliation and customer contract review

•                  Increased the segregation of duties between individuals within each accounting function

•                  Installed a software-enabled system to effect monitoring and change management of our internal controls

•                  Required, on a quarterly basis, support certification regarding accounting and controls from operational management and others with particular knowledge or span of control

•                  Selected an external agency for our whistle-blower hotline

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

•                  Replaced certain accounting personnel

•                  Changed reporting relationships

•                  Reorganized the accounting function with increased segregation of duties

•                  Evaluated and are addressing staffing requirements, including quantity and qualifications of personnel

Due to the material weaknesses noted above, in preparing our financial statements for the quarter ended January 31, 2005, we performed additional procedures to ensure that those financial statements are fairly stated in all material respects in conformity with generally accepted accounting principles.

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

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of June 2005.

Veritas DGC Inc.

By:	/s/ Mark E. Baldwin
mark E. Baldwin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Vincent M. Thielen
vincent m. thielen
Vice President, Corporate Controller (Chief Accounting Officer)