Form 10-Q
period 2005-04-30
VERITAS DGC INC
filed 2005-06-17
CIK 28866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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
SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	Restated 2004	2005	Restated 2004
	(In thousands, except per share amounts)

Revenues	$175,510	$180,714	$497,319	$428,177
Cost of services	132,957	147,911	393,898	376,625
Research and development	4,676	4,118	13,790	11,258
General and administrative	8,632	7,240	23,597	19,823
Operating income	29,245	21,445	66,034	20,471
Interest expense	1,140	8,874	2,803	17,350
Other (income), net	(2,454)	(562)	(4,043)	(1,067)
Income before provision for income taxes	30,559	13,133	67,274	4,188
Provision for income taxes	12,152	3,069	30,521	7,515
Net income (loss)	$18,407	$10,064	$36,753	$(3,327)

Net income (loss) per share:
Basic:
Net income (loss) per common share	$.54	$.30	$1.09	$(.10)
Weighted average common shares (including exchangeable shares)	33,792	33,455	33,775	33,598

Diluted:
Net income (loss) per common share	.52	$.29	$1.05	$(.10)
Weighted average common shares (including exchangeable shares)	35,131	34,601	34,970	33,598

Comprehensive income (loss):
Net income (loss)	$18,407	$10,064	$36,753	$(3,327)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	(889)	(3,654)	5,699	2,373
Other unrealized gain (loss)	(342)	19	(116)	(585)
Total other comprehensive income (loss)	(1,231)	(3,635)	5,583	1,788
Comprehensive income (loss)	$17,176	$6,429	$42,336	$(1,539)

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	April 30, 2005	July 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$238,453	$116,299
Restricted cash investments	236	111
Accounts and notes receivable (net of allowance of $858 and $1,109 respectively)	144,727	166,810
Materials and supplies inventory	4,899	4,198
Prepayments and other	11,493	15,599
Income taxes receivable	—	12,617
Total current assets	399,808	315,634

Property and equipment	494,777	479,639
Less accumulated depreciation	373,695	357,976
Property and equipment, net	121,082	121,663

Multi-client data library	293,228	313,153
Deferred tax asset	1,513	1,223
Other assets	23,311	24,573
Total	$838,942	$776,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$49,274	$44,907
Accrued and deferred income taxes	12,946	7,145
Other accrued liabilities	70,909	67,650
Total current liabilities	133,129	119,702
Non-current liabilities:
Long-term debt	155,000	155,000
Other non-current liabilities	15,330	11,854
Total non-current liabilities	170,330	166,854
Stockholders’ equity:
Common stock, $.01 par value; issued: 35,014,376 shares and 34,821,298 shares, respectively (excluding Exchangeable Shares of 155,370 and 185,921, respectively)	350	348
Additional paid-in capital	445,470	441,982
Accumulated earnings	99,897	63,144
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	13,030	7,331
Other comprehensive income (loss)	(999)	(883)
Unearned compensation	(606)	(604)
Treasury stock, at cost; 1,319,930 shares and 1,317,532 shares, respectively	(21,659)	(21,628)
Total stockholders’ equity	535,483	489,690
Total	$838,942	$776,246

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2005	Restated 2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$36,753	$(3,327)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client data library)	33,164	31,871
Amortization of multi-client data library	103,559	163,837
Loss (gain) on disposition of property and equipment	(638)	137
Equity in loss of joint venture	—	959
Deferred taxes	(372)	782
Amortization of unearned compensation	263	311
Change in operating assets and liabilities:
Accounts and notes receivable	26,870	(39,379)
Materials and supplies inventory	(696)	1,814
Prepayments and other	4,013	873
Income tax payable	19,632	3,764
Accounts payable and other accrued liabilities	6,637	(3,388)
Other	10,625	(6,083)
Net cash provided by operating activities	239,810	152,171

Cash flows from investing activities:
(Increase) decrease in restricted cash	(125)	94
Investment in multi-client data library, net cash	(77,558)	(97,366)
Purchase of property and equipment	(43,533)	(20,652)
Sale of property and equipment	1,240	1,225
Sale of (RC)2 software operation	—	2,000
Net cash used by investing activities	(119,976)	(114,699)

Cash flows from financing activities:
Borrowing of long-term debt	—	155,000
Payments on long-term debt	—	(167,238)
Net proceeds from sale of common stock	1,918	9,119
Purchase of treasury stock	—	(20,000)
Net cash provided (used) by financing activities	1,918	(23,119)
Currency loss on foreign cash	402	68
Change in cash and cash equivalents	122,154	14,421
Beginning cash and cash equivalents balance	116,299	72,097
Ending cash and cash equivalents balance	$238,453	$86,518

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$7,015	$14,380

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Summary of significant accounting policies

Restatement of Financial Statements

The historical financial information for the three and nine months ended April 30, 2004 have been restated due to accounting errors.  In September 2004, we found various types of errors in our balance sheet related primarily to clerical and account reconciliation errors associated with the intercompany transfers of property and foreign currency items.  In addition, we found errors in the accounting for certain customer contracts that contained provisions for customer payment of equipment mobilization fees, revenue sharing with customers and certain other contingencies.  Correction of these errors resulted in a decrease of net income of $1.4 million relating to the first three fiscal quarters of fiscal 2004 and $2.6 million related to periods prior to fiscal 2004.  Since recording the required adjustments in the fourth quarter of fiscal 2004 would have had a material impact on the financial statements of the fourth quarter and those of the full fiscal year, we determined that a restatement of our prior years’ financial statements was appropriate.  The impact of the restatement resulted in a decrease in the net income and net income per share of $105,000 and $0.00, respectively, for the three months ended April 30, 2004 and an increase in the net loss and net loss per common share of $1,388,000 and $0.04, respectively, for the nine months ended April 30, 2004.  (See Note 9 for the details of this restatement.)

The restatement has not caused us to be in default under any of our debt covenants or lease agreements. We obtained waivers from our lenders under our Credit Facility extending the due date for our delivery of our third quarter financial statements to them to July 29, 2005.  Additionally, the restatement has delayed the registration of our Convertible Senior Notes resulting in liquidated damages in the amount of $2,153 per day from August 31, 2004 until the registration is completed.

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

In December 2003, the Financial Accounting Standards Board issued FIN 46R, a revision to FIN 46 “Consolidation of Variable Interest Entities.”  FIN 46R replaces FIN 46 and provides additional clarification on the application of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  We adopted FIN 46R on April 30, 2004.  Adoption did not have a material effect on our financial position or results of operations; however, it required consolidation of our 80% owned Indonesian joint venture.  Prior to adoption of FIN 46R this joint venture was accounted for under the equity method.

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

Recent Accounting Pronouncements

In October 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 04-8, “The Effect of Contingently Issuable Debt on Earnings per Share”, which is effective for periods ending after December 15, 2004.  This statement requires us to include shares of our stock issuable upon the assumed conversion of our Convertible Senior Notes in the calculation of diluted weighted average common shares.  We adopted the EITF during the first quarter of fiscal 2005; however, the contingently issuable shares related to our Convertible Senior Notes had no impact on our weighted average shares calculation for the three and nine month periods ended April 30, 2005, as the calculation would have been anti-dilutive.

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

3.     Other (income), net

Other (income) expense, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	Restated 2004	2005	Restated 2004
	(In thousands)

Interest income	$(1,553)	$(250)	$(3,080)	$(734)
Net gain on foreign currency exchange	(308)	(492)	(90)	(745)
Loss from unconsolidated joint venture	—	345	—	958
Other	(593)	(165)	(873)	(546)
Total	$(2,454)	$(562)	$(4,043)	$(1,067)

4.     Earnings per common share

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	Restated 2004	2005	Restated 2004
	(In thousands, except per share amounts)

Net income (loss)	$18,407	$10,064	$36,753	$(3,327)

Basic:
Weighted average common shares (including exchangeable shares)	33,792	33,455	33,775	33,598
Income (loss) per share	$.54	$.30	$1.09	$(.10)

Diluted:
Weighted average common shares (including exchangeable shares)	33,792	33,455	33,775	33,598
Shares issuable from assumed exercise of options	1,295	1,146	1,149	—
Shares issuable from assumed vesting of restricted stock	44	—	46	—
Total	35,131	34,601	34,970	33,598
Income (loss) per share	$.52	$.29	$1.05	$(.10)

The Convertible Senior Notes were not convertible as of April 30, 2005 and the shares issuable from such conversion, while considered, are not included in this income per share calculation as they are anti-dilutive (See Note 5 for a description of our Convertible Senior Notes.)

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceed the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Number of options	397,130	1,012,682	729,496	3,503,724
Exercise price range	$27.81-55.13	$19.38-55.13	$24.44-55.13	$5.25-55.13
Expiring through	March 2012	March 2012	March 2012	March 2012

5.     Long-term debt

As of April 30, 2005, our long-term debt outstanding consisted of $155.0 million of Convertible Senior Notes due 2024.  In addition, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million and various unsecured lines of credit totaling $8.5 million which may be used exclusively for letters of credit and bank guarantees.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The current interest rate on the Convertible Senior Notes from March 15, 2004 through June 14, 2005 equated to 2.26% and equates to 2.66% for the subsequent three month period.  The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock.  In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount.  We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the notes and the associated shares of common stock.  We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement is not yet effective.  Because our registration statement was not effective on or before August 31, 2004 as required by the indenture, we have been incurring liquidated damages in the amount of $2,153 per day since August 31, 2004.  We will continue to incur these damages until our registration statement is effective.

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

As of April 30, 2005, there were no borrowings and $3.1 million in letters of credit outstanding under the Credit Facility.  Borrowings under the Credit Facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing.  The Credit Facility expires in February 2006.  Borrowings under the Credit Facility are secured by substantially all of our assets, including the accounts receivable from certain of our foreign subsidiaries.

We obtained waivers from our lenders under our Credit Facility allowing us to deliver our required reports for the second and third quarters of fiscal 2005 to the lenders by no later than July 29, 2005.

We have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees.  As of April 30, 2005, $3.5 million in letters of credit were outstanding under these lines.

6.     Pension plan

We maintain a contributory defined benefit pension plan for eligible participating employees in the United Kingdom.  The following is the net periodic benefit cost by component:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
		Restated		Restated
	(In thousands)

Service cost (benefits earned during the period)	$155	$134	$459	$423
Interest cost on projected benefit obligation	316	260	935	824
Expected return on plan assets	(225)	(194)	(666)	(615)
Amortization of prior service cost	(38)	(35)	(112)	(110)
Amortization of net gain	79	82	235	258
Amortization of transition obligation	2	2	6	5
Net periodic benefit costs	$289	$249	$857	$785

We have made contributions to this plan based on the schedule of contributions on which the above service cost was based and expect to complete these contributions, totaling approximately $1.0 million for the year, during fiscal 2005.

7.     Segment information

Beginning in fiscal 2005, we organized the company into three geographic regions: North and South America (NASA); Europe, Africa, the Middle East and CIS (EAME); and Asia Pacific (APAC).  Our geographic segments offer a common suite of products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  The information related to the three and nine months ended April 30, 2004 has been restated to reflect the new segment structure.  A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Three Months Ended April 30, 2005
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$115,478	$30,636	$29,396	$—	$175,510
Operating income (loss)	25,635	7,498	4,336	(8,224)	29,245
Assets	472,130	103,251	51,508	212,053	838,942

	For the Three Months Ended April 30, 2004
	Restated
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$143,535	$17,169	$20,010	$—	$180,714
Operating income (loss)	28,573	790	1,405	(9,323)	21,445
Assets	513,400	103,425	48,913	99,274	765,012

	For the Nine Months Ended April 30, 2005
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$330,335	$95,487	$71,497	$—	$497,319
Operating income (loss)	68,692	14,998	5,453	(23,109)	66,034
Assets	472,130	103,251	51,508	212,053	838,942

	For the Nine Months Ended April 30, 2004
	Restated
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$322,750	$62,690	$42,737	$—	$428,177
Operating income (loss)	44,984	(1,132)	2,682	(26,063)	20,471
Assets	513,400	103,425	48,913	99,274	765,012

Corporate operating income (loss) includes certain general and administrative and research and development expenses not allocated to the segments.  Corporate assets consist primarily of cash and cash equivalents.

8.     Stock based compensation

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	Restated 2004	2005	Restated 2004
	(In thousands)

Net income (loss) as reported	$18,407	$10,064	$36,753	$(3,327)
Add: Compensation expense, net of related tax effects	84	47	263	203
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(648)	(835)	(2,002)	(4,187)
Pro forma net income (loss)	$17,843	$9,276	$35,014	$(7,311)

Earnings (loss) per share:
Basic:
As reported	$.54	$.30	$1.09	$(.10)
Pro-forma	.53	.28	1.04	(.22)

Diluted:
As reported	$.52	$.29	$1.05	$(.10)
Pro-forma	.51	.27	1.00	(.22)

9.         Restatement

The historical financial information in this document for the three and nine month periods ended April 30, 2004 has been restated due to accounting errors.  These errors were discovered during two separate reviews, a comprehensive review of our balance sheet and a review of specific types of our customer contracts.

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

The following is a summary of the effect of the restatement adjustments on our previously reported net income, earnings per share and total assets:

	Increase / (Decrease) from Previously Reported Amounts for the
	Three Months Ended April 30, 2004	Nine Months Ended April 30, 2004
	(In thousands, except per share amounts)

Net income (loss) as previously reported	$10,169	$(1,939)
Pretax adjustments resulting from:
Balance sheet review	15	(886)
Contract review	(172)	(659)
Total pretax adjustments	(157)	(1,545)
Tax effect of restatement adjustments	(52)	(157)
Total net adjustments	(105)	(1,388)
Net Income (loss) restated	$10,064	$(3,327)

Income (loss) per common share — diluted:
As reported	$.29	$(.06)
Effect of the net adjustments	.00	(.04)
As restated	$.29	$(.10)

Total assets as reported	$763,316
Adjustments	1,696
Total assets as adjusted	$765,012

The following are excerpts from the restated financial statements for the three and nine months ended April 30, 2004 compared to the previously reported amounts:

RESTATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended April 30, 2004			Nine Months Ended April 30, 2004
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Statement of Operations:
Revenues	$176,547	$4,167	$180,714	$428,667	$(490)	$428,177
Cost of services	143,487	4,424	147,911	375,492	1,133	376,625
Research and development	4,118	—	4,118	11,258	—	11,258
General and administrative	7,217	23	7,240	19,791	32	19,823
Operating income (loss)	21,725	(280)	21,445	22,126	(1,655)	20,471
Interest expense	8,874	—	8,874	17,349	1	17,350
Other income, net	(439)	(123)	(562)	(956)	(111)	(1,067)
Income (loss) before provision for income taxes	13,290	(157)	13,133	5,733	(1,545)	4,188
Income taxes	3,121	(52)	3,069	7,672	(157)	7,515
Net income (loss)	$10,169	$(105)	$10,064	$(1,939)	$(1,388)	$(3,327)

Net income (loss), per share:
Basic:
Income (loss) per common share	$.30	$.00	$.30	$(.06)	$(.04)	$(.10)
Weighted average common shares (including exchangeable shares)	33,455	—	33,455	33,598	—	33,598

Diluted:
Income (loss) per common share	$.29	$.00	$.29	$(.06)	$(.04)	$(.10)
Weighted average common shares (including exchangeable shares)	34,601	—	34,601	33,598	—	33,598

Comprehensive income (loss):
Net income (loss)	$10,169	$(105)	$10,064	$(1,939)	$(1,388)	$(3,327)
Other comprehensive income (loss) (net of tax, $0 in all periods):
Foreign currency translation adjustments	(3,541)	(113)	(3,654)	2,394	(21)	2,373
Other unrealized gain (loss)	19	—	19	(585)	—	(585)
Total other comprehensive income (loss)	(3,522)	(113)	(3,635)	1,809	(21)	1,788
Comprehensive income (loss)	$6,647	$(218)	$6,429	$(130)	$(1,409)	$(1,539)

RESTATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2004

(UNAUDITED)

(Dollars in thousands)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$(1,939)	$(1,388)	$(3,327)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	31,655	216	31,871
Amortization of multi-client library	163,390	447	163,837
(Gain) / loss on disposition of property and equipment	137	—	137
Equity in loss of joint venture	958	1	959
Deferred taxes	782	—	782
Amortization of unearned compensation	311	—	311
Change in operating assets/liabilities:
Accounts and notes receivable	(39,730)	351	(39,379)
Materials and supplies inventory	1,802	12	1,814
Prepayments and other	603	270	873
Income tax receivable	4,328	(564)	3,764
Accounts payable and other accrued liabilities	(3,815)	427	(3,388)
Other	(6,126)	43	(6,083)
Total cash provided by operating activities	152,356	(185)	152,171
Cash flows from investing activities:
Decrease (increase) in restricted cash investments	94	—	94
Investment in multi-client library, net cash	(97,333)	(33)	(97,366)
Purchase of property and equipment	(20,652)	—	(20,652)
Sale of property and equipment	1,225	—	1,225
Sale of (RC) (2) software operating	2,000	—	2,000
Total cash used by investing activities	(114,666)	(33)	(114,699)
Cash flows from financing activities:
Borrowing of long-term debt	155,000	—	155,000
Payments on long-term debt	(167,238)	—	(167,238)
Net proceeds from the sale of common stock	9,119	—	9,119
Purchase of treasury stock	(20,000)	—	(20,000)
Total cash provided by financing activities	(23,119)	—	(23,119)
Currency loss (gain) on foreign cash	68	—	68
Change in cash and cash equivalents	14,639	(218)	14,421
Beginning cash and cash equivalents balance	72,626	(529)	72,097
Ending cash and cash equivalents balance	$87,265	$(747)	$86,518

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$14,380	$—	$14,380

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

Overview

We believe that, overall, global exploration for oil and gas is increasing, even in mature areas such as the North Sea and Nigeria.  While seismic has traditionally been used purely as an exploration tool, we are seeing increasing interest in new seismic reservoir imaging techniques, such as multi- or wide-azimuth acquisition, which offer better delineation of complex structures and may advance the use of seismic in hydrocarbon production.  We believe all of this is promising for our business, although seismic spending will undoubtedly continue to fluctuate.

Our overall performance during the fiscal 2005 period is the result of being well positioned to take advantage of the increased exploration spending.  This positioning includes having quality multi-client data in areas of current customer interest, data processing abilities that enable us to produce the best possible seismic images in difficult areas, and field operations that are capable of providing technical as well as health, safety and environmental excellence.

Due to our selling and operational efforts and the robust seismic market, we have seen our backlog increase $117 million from $147 million at July 31, 2004 to $264 million at May 31, 2005.  We expect to complete most of the work in backlog over the next twelve months.  It appears that our traditional pattern of revenue generation will occur again during fiscal 2005, with revenues in our second and third fiscal quarters being higher than in our first and fourth quarters.  This pattern is driven by end-of-year spending, which results in high library revenue in our second fiscal quarter, and high land acquisition activity during our second and third fiscal quarters, corresponding with the winter seismic season in Alaska and Canada.

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

Restatement

The historical financial information in this document has been restated for the three and nine months ended April 30, 2004 due to accounting errors.  The impact of the restatement resulted in a decrease in the net income and net income per share of $105,000 and $0.00, respectively, for the three months ended April 30, 2004 and an increase in the net loss and net loss per common share of $1,388,000 and $0.04, respectively, for the nine months ended April 30, 2004.  (See Note 9 of the Notes to Consolidated Financial Statements for the details of this restatement.)

Results of operations

Three months ended April 30, 2005 compared with three months ended April 30, 2004 (restated)

Revenues.  Our revenues decreased by 3% from $180.7 million in the third quarter of fiscal 2004 to $175.5 million in the third quarter of fiscal 2005.  This decrease is the result of lower land and marine multi-client data library license sales in the NASA, offset partially by an increase in contract marine work.  Sales of completed multi-client data typically fluctuate during the year and we do not believe this to be indicative of a trend.  NASA’s contract marine increase came from the Gulf of Mexico, where the Veritas Vantage and two source boats acquired a large, wide-azimuth survey.  The APAC revenue increase came from both marine contract acquisition and processing. In marine contract acquisition, the Veritas Viking II, the Pacific Sword and Veritas Searcher operated in Australia, India, Myanmar and New Zealand during the period. In processing, increased pricing and higher throughput due to increased processing speed led to higher revenue.  EAME also generated increased marine contract revenue, with its most notable acquisition project being an acquisition job in Ghana.

Revenues from our operating segments were as follows:

	Three Months Ended April 30,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
NASA	$115,478	$143,535	$(28,057)	(20)%
EAME	30,636	17,169	13,467	78%
APAC	29,396	20,010	9,386	47%
Total Revenue	$175,510	$180,714	$(5,204)	(3)%

Revenues by contract type were as follows:

	Three Months Ended April 30,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
Multi-Client:
Land	$10,291	$24,327	$(14,036)	(58)%
Marine	37,359	58,118	(20,759)	(36)%
Total Multi-Client	47,650	82,445	(34,795)	(42)%
Contract:
Land	56,981	60,532	(3,551)	(6)%
Marine	70,879	37,737	33,142	88%
Total Contract	127,860	98,269	29,591	30%
Total Revenue	$175,510	$180,714	$(5,204)	(3)%

Operating income (loss).  Operating income increased from $21.4 in the third quarter of fiscal 2004 to $29.2 million in the third quarter of fiscal 2005.  Cost of services as a percent of revenue fell from 82% to 76% in the comparative periods as a result of increased productivity, favorable mix of jobs and higher pricing.  Therefore, despite the decrease in revenue, our margin (revenue less cost of services) increased $9.8 million. Increased research and development costs of $0.6 million and increased general and administrative expense of $1.4 million reduced the operating income increase to $7.8 million.  We continued to dedicate most of our research and development spending to advanced processing techniques.  General and administrative costs increased in the third quarter of fiscal 2005 due primarily to costs related to the restatement of our financial statements and increased efforts in the area of financial controls.

Interest expense. Interest expense decreased from $8.9 million in the third quarter of fiscal 2004 to $1.1 million in the third quarter of fiscal 2005. This decrease is due primarily to the issuance of our Convertible Senior Notes and the repayment of our term notes with the proceeds in the third quarter of fiscal 2004. This refinancing resulted in a significantly lower interest rate.  Our Convertible Senior Notes accrue interest at a rate of LIBOR less 0.75%, which equated to 2.26% for the three months ended June 15, 2005 and is much lower than the various tranches of debt in place in fiscal 2004.  In addition, approximately $6.4 million of debt issuance costs were expensed in the third quarter of fiscal 2004 in connection with the retirement of the term notes.

Income taxes.  Income taxes in the third quarter of fiscal 2005 were 40% of income before provision for income taxes due primarily to our inability to record deferred tax assets arising in certain jurisdictions because of losses in prior years.  This treatment is consistent with fiscal 2004; however, income earned by jurisdiction was different in fiscal 2004 resulting in a lower overall tax rate.

Nine months ended April 30, 2005 compared with nine months ended April 30, 2004 (restated)

Revenues.  Our revenues increased by 16% from $428.2 million for the first nine months of fiscal 2004 to $497.3 million for the first nine months of fiscal 2005.  This increase was driven by increased contract work, primarily marine, in all regions and increased sales of licenses to multi-client data in EAME partially offset by lower sales of licenses to multi-client data primarily in the U.S. and Canada.  NASA’s increase in contract marine work was in the Gulf of Mexico, where the Veritas Vantage and two source boats acquired a wide-azimuth survey.  APAC’s revenue increase was also generated by marine contract work, as we operated the Veritas Viking II, the Pacific Sword and Veritas Searcher in Australia, India, Myanmar and New Zealand during the period.  EAME generated most of its increased revenue through sales of licenses to multi-client data for offshore Africa and the North Sea.

Revenues from our operating segments were as follows:

	Nine Months Ended April 30,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
NASA	$330,335	$322,750	$7,585	2%
EAME	95,487	62,690	32,797	52%
APAC	71,497	42,737	28,760	67%
Total Revenue	$497,319	$428,177	$69,142	16%

Revenues by contract type were as follows:

	Nine Months Ended April 30,
		Restated	Change
	2005	2004	$	%
	(Dollars in thousands)
Multi-Client:
Land	$36,303	$53,333	$(17,030)	(32)%
Marine	144,110	150,491	(6,381)	(4)%
Total Multi-Client	180,413	203,824	(23,411)	(11)%
Contract:
Land	133,965	126,542	7,423	6%
Marine	182,941	97,811	85,130	87%
Total Contract	316,906	224,353	92,553	41%
Total Revenue	$497,319	$428,177	$69,142	16%

Operating income (loss).  Operating income increased from $20.5 million for the first nine months of fiscal 2004 to $66.0 million for the first nine months of fiscal 2005.  During the first quarter of fiscal 2004, we changed our multi-client amortization accounting policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of the survey’s book life.  As a result of this change, we recorded a charge of $22.1 million in cost of services in the first quarter of fiscal 2004.

Excluding the charge for the change in our accounting method, our operating income for the nine months of fiscal 2005 would have been $23.4 million greater than the comparable period last year.  Our margin (revenues less cost of services) would have increased by $29.7 million due to our revenue increase and a decrease in cost of services as a percent of revenue of approximately 4%.  Increased productivity, favorable mix of jobs and higher pricing contributed to the margin increase.

Research and development costs have increased by $2.5 million from the comparable period in the prior year primarily due to our development of multi component (pressure and shear wave) acquisition and processing and general increases in research spending.

General and administrative expense increased by $3.8 million due to the expenses associated with the restatement of our historical financial statements and those associated with our increased efforts in the area of financial controls.  Research and development expense and general and administrative expense both grew due to increased incentive compensation related to our improved financial performance.

Interest expense. Interest expense decreased from $17.4 million for the first nine months of fiscal 2004 to $2.8 million for the first nine months of fiscal 2005.  This decrease is due primarily to the issuance of our Convertible Senior Notes and the repayment of our term notes with the proceeds from the issuance of our Convertible Senior Notes in the third quarter of fiscal 2004.  The refinancing resulted in a significantly lower interest rate. Our Convertible Senior Notes accrue interest at a rate of LIBOR less 0.75%, which currently equated to 2.26% for the three months ended June 15, 2005 and is much lower than the various tranches of debt in place in the comparable period in fiscal 2004.  In addition, approximately $6.4 million of debt issuance costs were expensed in the third quarter of fiscal 2004 in connection with the retirement of the term notes.

Income taxes.  Income taxes for the first nine months of fiscal 2005 were 45% of income before provision for income taxes due primarily to our inability to record deferred tax assets arising in certain jurisdictions because of losses in prior years.  This treatment is consistent with fiscal 2004.

Liquidity and capital resources

Cash flow and liquidity

Our internal sources of liquidity are cash on hand and cash flow from operations.  External sources include public financing, equity sales, equipment financing, our Credit Facility and trade credit.  We believe that our current cash balance and cash flow from operations will be adequate to meet our liquidity needs over the next twelve months.

Net cash provided by operating activities increased from $152.2 million for the first nine months of fiscal 2004 to $239.8 million for the first nine months of fiscal 2005 primarily due to improved profitability and improvements in working capital.  Net cash used by investing activities increased slightly from $114.7 million for the first nine months of fiscal 2004 to $120.0 million for the first nine months of fiscal 2005.  Our cash investment for fiscal 2005 is projected to be approximately $218 million and includes capital expenditures to replace and upgrade our existing equipment of approximately $79 million and investment in our data library of approximately $139 million.  We expect to continue to fund these investments from our current cash and cash equivalents on hand and from internally generated funds.

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

Debt structure

As of April 30, 2005, our long-term debt outstanding consisted of $155.0 million of Convertible Senior Notes due 2024.  In addition, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million and various unsecured lines of credit totaling $8.5 million which may be used exclusively for letters of credit and bank guarantees.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate on the Convertible Senior Notes from March 15, 2005 through June 14, 2005 equated to 2.26% and equates to 2.66% for the subsequent three month period.  The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock.  In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount.  We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the notes and associated shares of common stock.  We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement is not yet effective.  Because our registration statement was not effective on August 31, 2004 as required by the indenture, we have been incurring liquidated damages in the amount of $2,153 per day since August 31, 2004.  We will continue to incur these damages until registration is effective.

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

As of April 30,2005, there were no borrowings and $3.1 million in letters of credit outstanding under the revolving loan facility.  Borrowings under the Credit Facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing.  The Credit Facility expires in February 2006.  Borrowings under the Credit Agreement are secured by substantially all of our assets, including the accounts receivable from certain of our foreign subsidiaries.

We obtained waivers from our lenders under the Credit Facility allowing us to deliver our required reports for the second and third quarters of fiscal 2005 to the lenders by no later than July 29, 2005.

We have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees.  As of April 30, 2005, $3.5 million in letters of credit were outstanding under these lines.

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

Item 3.             Quantitative and Qualitative Disclosures Regarding Market Risk

From time to time we enter into contracts with customers whereby payment is not in our functional currency.  To protect us against exposure to exchange rate risk, we entered into currency exchange contracts with financial institutions.  During the quarter ended April 30, 2005, we did not enter into any such contracts and, as of April 30, 2005, had no such contracts outstanding.

Item 4.             Controls and Procedures

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

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of April 30, 2005.  The evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer concluded, as a result of our failure to file this quarterly report by its due date of June 9, 2005 and our untested remediation of previously disclosed material weaknesses, that our disclosure controls and procedures were not effective as of April 30, 2005.

We have previously disclosed several weaknesses and deficiencies related to reconciliations and revenue recognition.  As of June 17, 2005, we believe that we have substantially remediated those weaknesses and deficiencies as they affect our financial reporting for the period ended April 30, 2005.  However, we have not completed our evaluation and testing of the remediated controls and, at this time, cannot conclude that we do not still have material weaknesses in these areas.

Changes in Internal Controls Over Financial Reporting

During the third quarter of fiscal 2005, in connection with our efforts to remediate the deficiencies and weaknesses previously disclosed relating to account reconciliation and revenue recognition, we made the following changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•                  required, on a quarterly basis, completion of a general inquiry form by accountants in each of our operating areas related to accounts and accounting controls within their particular operation;

•                  established a formal evaluation and implementation process regarding changes in accounting rules;

•                  formalized the accounting guidelines and review process for recognition of revenue on certain customer contracts; and

•                  made various minor adjustments to our internal control processes as a result of our detailed documentation and evaluation process in preparation for compliance with Section 404 of the Sarbanes Oxley Act of 2002.

As our control changes have not been fully tested and we cannot conclude that we have eliminated our control weaknesses, in preparing our financial statements for the quarter ended April 30, 2005, we performed additional procedures to ensure that those financial statements are fairly stated in all material respects in conformity with generally accepted accounting principles.

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

In response to the requirements of the Sarbanes-Oxley Act and our previously reported material weaknesses in certain areas, we are formalizing our entire control framework and all of our control procedures.  We have done significant work in evaluating, documenting, testing and remediating this framework and processes in a concerted effort to be in compliance with Section 404 by our required deadline for fiscal 2005.  During the course of these activities and in addition to the material weakness in our disclosure controls described above, we have identified certain internal control issues and deficiencies which we believe should be improved and corrected.  We have a remediation plan for these issues and expect to have completed our remediation and testing prior to the end of fiscal 2005 in order to make a positive assertion as to the effectiveness of internal controls over financial reporting, however, there can be no assurance that all the identified issues and deficiencies or any other issues that may arise from continued testing will be resolved in time to do so.

PART II.  OTHER INFORMATION

Item 6.       Exhibits

Exhibits filed with this report:

Exhibit No.		Description
*23.1	—	Consent of Independent Registered Public Accounting Firm
*31.1	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.
*31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
*32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
*32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*  filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of June 2005.

Veritas DGC Inc.

By:	/s/ Mark E. Baldwin
mark E. Baldwin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Vincent M. Thielen
vincent m. thielen
Vice President, Corporate Controller (Chief Accounting Officer)