Form 10-K
period 2005-07-31
VERITAS DGC INC
filed 2005-10-12
CIK 28866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $845,216,178 as of January 31, 2005.

The number of shares of the Company’s common stock, $.01 par value, outstanding at September 30, 2005 was 34,728,014 (including 142,228 Veritas Energy Services Inc. exchangeable shares which are identical to the Common Stock in all material respects).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

TABLE OF CONTENTS

FORM 10-K

PART I
ITEM 1. Business
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6. Selected Consolidated Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures Regarding Market Risk
ITEM 8. Consolidated Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A. Controls and Procedures
ITEM 9B. Other Information
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Principal Accountant Fees and Services
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although we believe that the expectations reflected in such statements are reasonable, we can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Our operations are subject to a number of uncertainties, risks and other influences, many of which are outside our control, and any one of which, or a combination of which, could cause our actual results of operations to differ materially from the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and elsewhere in this annual report on Form 10-K.

PART I

ITEM 1. Business

General

Veritas is a leading provider of integrated geophysical information and services to the petroleum industry worldwide. Our customers include major, national and independent oil and gas companies that utilize geophysical technologies to:

•             identify new subsurface areas favorable for the production of hydrocarbons;

•             determine the size, structure and stratigraphy of previously identified oil and gas fields; and

•    optimize development and production of hydrocarbon reserves.

We acquire, process, interpret and market geophysical information that provides 2D and 3D images of the subsurface. We also produce 4D surveys, which record fluid movement in the reservoir, by repeating specific 3D surveys over time. Additionally, we use geophysical data for reservoir characterization to enable our customers to maximize their recovery of oil and natural gas.

Services and Markets

We conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients. The high cost of acquiring and processing geophysical data on an exclusive basis has prompted many oil and gas companies to license surveys on a multi-client basis. In response to this demand, we have built a large library of surveys consisting of over 200,000 line kilometers of 2D data and over 200,000 square kilometers of 3D data. Our marine data library includes surveys in the Gulf of Mexico, the North Atlantic, Southeast Asia, West Africa, North Africa, Canada and Brazil. Our land data library includes surveys in Texas, Mississippi, Oklahoma, Wyoming and Utah in the United States as well as Alberta and British Columbia in Canada. The portion of our revenue generated from the sale of multi-client data licenses is influenced by a number of factors, including government licensing of exploration and production rights, and as a result, will fluctuate from year to year.

The following tables describe our revenues by contract type and geographic area based on the location of the product or service provided:

	Years Ended July 31,
Revenues by Contract Type	2005	2004	2003
	(In thousands)
Contract work	$389,046	$289,404	$283,873
Licensing of multi-client data	244,980	275,065	217,948
Total	$634,026	$564,469	$501,821

	Years Ended July 31,
Revenues by Geographic Area	2005	2004	2003
	(In thousands)
United States	$287,993	$245,144	$190,898
Canada	92,639	88,283	71,911
Latin America	17,178	57,210	113,754
Europe	71,852	79,182	33,713
Middle East/Africa	62,515	32,513	54,201
Asia Pacific	101,849	62,137	37,344
Total	$634,026	$564,469	$501,821

In fiscal 2005, 2004 and 2003, 55%, 57% and 62%, respectively, of our revenues were attributable to non-U.S. operations and export sales. (See Note 12 of Notes to Consolidated Financial Statements for additional geographic and segment information.)

Principal Operating Assets

We acquire, process, and interpret geophysical information utilizing a wide array of assets as follows:

Land Acquisition

Our land acquisition activities are performed with technologically advanced geophysical equipment. As of July 31, 2005, our land survey equipment had a combined recording capacity of approximately 49,000 channels. We typically deploy equipment in North and South America and Oman by crews of varying size. Our crew count varies widely as land acquisition is a seasonal activity in many markets, primarily due to weather.

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

Vessel	Year Entered Service	Length	Beam	Charter Expiration
Pacific Sword	1999	189 feet	40 feet	October 2006
Seisquest	2001	300 feet	60 feet	May 2006
Veritas Viking	1998	305 feet	72 feet	May 2011
Veritas Viking II	1999	305 feet	72 feet	May 2007
Veritas Vantage	2002	305 feet	72 feet	April 2010
Veritas Searcher	1982	217 feet	44 feet	Owned

We are replacing the Veritas Searcher with a new chartered vessel of greater capability, with expected delivery in mid-2006.

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

At present, five of our vessels are equipped with multiple streamers and multiple energy sources. These vessels acquire more lines of data with each pass, which reduces completion time and the acquisition cost. The Veritas Viking, Veritas Viking II and the Veritas Vantage are each capable of deploying 12 streamers simultaneously, although each is currently equipped to tow eight. The Veritas Viking, Veritas Viking II, Veritas Vantage and Veritas Searcher are equipped with solid streamers that offer numerous advantages over oil-filled streamers. The solid streamers allow these vessels to work in rougher seas and record more desirable frequencies with less noise and less downtime than is possible with oil-filled streamers.

Data Processing and Interpretation

We operate 15 data processing centers capable of processing 2D and 3D data. Most of our data processing services are performed on 3D seismic data. The centers process data received from the field, both from our own crews and from other geophysical companies, to produce an image of the earth’s subsurface using proprietary computer software and techniques. We also reprocess older geophysical data using new techniques designed to enhance the quality of the data. Our data processing centers have opened at various times since 1966 and are at present located in:

North America	South America	Europe/Africa/ Middle East	Asia Pacific
Houston, Texas	Buenos Aires, Argentina	Crawley, England	Singapore
Calgary, Canada	Caracas, Venezuela	Stavanger, Norway	Perth, Australia
		Aberdeen, Scotland	Jakarta, Indonesia
		Lagos, Nigeria	Kuala Lumpur, Malaysia
Luanda, Angola
Pau, France
Milan, Italy

Our processing centers operate high capacity, advanced technology data processing systems on high-speed cluster CPUs. These systems run our proprietary data processing software. The marine and land data acquisition crews have software compatible with that utilized in the processing centers, allowing for ease in the movement of data from the field to the data processing centers. Our centers can generally process both land and marine data and we tailor the equipment and software deployed in an area to meet the local market demands.

We operate visualization centers in Houston, Calgary, Perth, and Crawley. These four centers allow teams of our customers’ geoscientists and engineers to view and interpret large volumes of complex 3D data. The visualization centers have imaging tools used for advanced interpretive techniques that enhance the understanding of regional as well as detailed reservoir geology. These visualization centers allow us to offer our expertise combined with the type of collaborative geophysical model building that is enabling oil companies to explore areas of complex geology such as the large sub-salt plays in the deepwater Gulf of Mexico.

We have groups of scientists and engineers located in Calgary, Houston, and Leoben, Austria who perform advanced geophysical and geological interpretation on a contract basis. These experts work around the world, using third party and our proprietary software to create subsurface models for our clients and advise our clients on how best to exploit their reservoirs. Their work is related to exploration as well as production activities. Additionally, we license our proprietary Hampson-Russell software to companies desiring to do their own geophysical interpretation.

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

Our research and development staff includes scientists, engineers or programmers. Our research and development efforts focus on new acquisition technologies and processes and on our core processing and imaging software. In 2004, we formed a group to develop and apply technologies to record, process and interpret multi-component waveforms, an area of growing interest among our customers. During fiscal 2005, 2004 and 2003, research and development expenditures were $18.9 million, $15.5 million and $11.6 million, respectively. Our research and development budget for fiscal 2006 is approximately $19 million.

During fiscal 2005, 2004 and 2003, capital expenditures for equipment were $62.4 million, $30.5 million and $30.5 million, respectively. Capital expenditures for fiscal 2005 included approximately $14.8 million for replacement equipment for equipment lost or damaged on the Veritas Viking in January 2005. A majority of the cost of this equipment will be reimbursed to us by our insurance carrier. Because the insurance reimbursement is greater than the book value of the equipment, we have recorded a gain on the involuntary conversion. We expect to invest approximately $61 million in capital equipment during fiscal 2006. Most of our fiscal 2006 capital budget is allocated to replacement and upgrading of existing equipment.

During fiscal 2005, 2004 and 2003, our cash multi-client investment, net of capitalized depreciation, was $148.4 million, $126.3 million and $151.8 million, respectively. For fiscal 2006, we are planning a cash multi-client investment of approximately $162 million. Our total planned cash investment in the company of $223 million is significantly less than our planned cash flow from operations and, therefore, we expect to generate an increase in our cash balance during fiscal 2006.

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

Due to the constantly changing configurations of seismic crews and the immense numbers of channels in the market, it is impossible to discuss the global competition in land acquisition in any quantitative fashion. Tracking our competition is more feasible in the marine acquisition market. According to a September 15, 2005 report by Enskilda Securities, a third party industry analyst, there are a total of 60 towed-streamer vessels working in the world, including 44 3D vessels and 16 2D vessels. In fiscal 2005, there were temporary and local shortages of vessels of specific capability, which allowed us to increase seismic acquisition margins in certain regions.

Backlog

At July 31, 2005, our backlog of commitments for future revenue was $301.8 million, compared with $146.6 million at July 31, 2004. Approximately 29% of this backlog is related to multi-client surveys. We anticipate that most of the July 31, 2005 backlog will be completed over the next twelve months. This backlog consists of written orders or firm commitments. Contracts for services are subject to modification by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding period.

Significant Customers

Our customers include major oil and gas companies, national oil companies and independent oil and gas companies. In fiscal 2005, a single, large multi-national oil company represented 12% of our revenues primarily due to the increased revenue generated by a large 3D survey acquired in the Gulf of Mexico. In fiscal 2004 and 2003, no customer accounted for 10% or more of our total revenue.

Employees

During fiscal 2005, we employed an average of 2,794 people on a full-time basis. Our number of employees varies greatly due to activity changes in our land acquisition business, and during fiscal 2005 ranged from a low of 2,381 to a high of 3,471. This variation typically occurs on a seasonal basis, with higher employee counts and higher revenues occurring during our second and third fiscal quarters, coinciding with the winter seismic acquisition seasons in Alaska and Canada. However, performance of large land surveys in South America or other locales can cause a marked shift from this pattern. A total of 31 employees in Singapore are subject to collective bargaining agreements. We consider our relations with our employees to be good.

Our SEC Reporting

We electronically file certain documents with the SEC. We file annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (as appropriate) and proxy statements; along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

We provide electronic access to our periodic and current reports on our internet website, www.veritasdgc.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. You may also contact our investor relations department at 832-351-8821 for paper copies of these reports free of charge.

ITEM 2. Properties

Our headquarters is located in Houston, Texas in a 218,151 square foot office and warehouse complex, which is leased. The complex houses data processing operations, as well as executive, accounting, research and development and operating personnel. This lease expires in the beginning of fiscal 2016. We lease additional space, aggregating approximately 631,966 square feet, which is used by our operations around the world, including the locations identified under Item 1. Business—Principal Operating Assets—Data Processing and Interpretation. These leases expire at various times through fiscal 2015. We also own and charter seismic acquisition vessels as listed under Item 1. Business—Principal Operating Assets—Marine Acquisition.

ITEM 3. Legal Proceedings

On occasion, we are named as a defendant in litigation relating to our normal business operations. Although we are insured against various business risks to the extent we believe prudent, there is no assurance that the nature and amount of such insurance will be adequate in every case. As of August 31, 2005, we are not a party to any legal proceeding that we believe to be material.

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 22, 2005, at the annual Meeting of Stockholders, the stockholders voted, as follows, to elect eight directors of Veritas DGC Inc. and ratify PricewaterhouseCoopers LLP as the company’s independent accountants.

The results of the election of the directors by the holders of the Shares were as follows:

Name	Votes For	Votes Withheld
Loren K. Carroll	29,775,236	721,589
Clayton P. Comier	29,448,433	1,048,392
James R. Gibbs	29,565,510	931,315
Stephen J. Ludlow	29,364,421	1,132,404
Thierry Pilenko	29,321,307	1,175,518
Jan Rask	29,747,696	749,129
David F. Work	29,773,296	723,529
Terence K. Young	29,027,319	1,469,506

The results of the vote by the holders of Shares on the proposal to ratify the selection of PricewaterhouseCoopers LLP as the company’s independent accountants were as follows:

Votes for:	29,583,838	Votes against:	907,079	Abstentions:	5,908

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrants Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “VTS.” Our common stock is also listed on the Toronto Stock Exchange under the symbol “VTS.” Our exchangeable shares are listed on the Toronto Stock Exchange under the symbols “VER” and “VER.a.” The following table sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods shown.

	Fiscal Period	High	Low
2005	4th Quarter	$31.00	$23.70
	3rd Quarter	32.18	24.91
	2nd Quarter	25.54	19.72
	1st Quarter	25.00	19.61
2004	4th Quarter	$25.01	$17.62
	3rd Quarter	23.55	12.05
	2nd Quarter	13.80	8.49
	1st Quarter	9.41	7.58

On August 31, 2005, there were approximately 288 record holders of common stock.

Two shares of our special voting stock are authorized and outstanding, each existing as a series of our common stock. The shares were issued in 1996 and 1999 in connection with business combinations. These special voting shares possess a number of votes equal to the number of Veritas Energy Services Inc., a wholly owned subsidiary, Exchangeable Shares and Veritas Energy Services Inc. Class A Exchangeable Shares, Series 1 outstanding at any time. These exchangeable shares were issued to provide beneficial Canadian tax treatment for the Canadian shareholders of the Canadian corporations participating in the combination transactions. The exchangeable shares may be exchanged on a one-for-one basis for our common stock and when coupled with the voting rights afforded by the special voting shares are virtually identical to our common stock. Any reference to our shares in this annual report refers to all shares, including the exchangeable shares, unless the reference expressly excludes the exchangeable shares.

We have not paid any dividends on our common stock during the two most recent fiscal years and have no current plans to pay any dividends. The payment of any future dividends on our common stock would depend upon our financial condition and upon a determination by our Board of Directors that the payment of dividends would be desirable. In addition, our current Credit Facility prohibits the payment of cash dividends.

On June 1, 2005, a former employee purchased 7,650 shares of our common stock for an aggregate exercise price of $78,284 pursuant to the exercise of outstanding options that had been granted under our stock option plans. The issuance of the shares was deemed exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by section 4(2) of such statute for private sales of securities. In connection with his purchase, the former employee represented that he was acquiring the shares for investment and not with a view to a distribution thereof. The certificates representing the shares purchased contain a legend to the effect that sale of the shares was not registered under the Securities Act of 1933 and the shares may not be transferred except pursuant to an effective registration under the Securities Act of 1933 or pursuant to an exemption from such registration requirements. The sale did not involve any underwriters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information related to our equity compensation plans as of July 31, 2005 may be found under “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 12.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes issuer purchases of equity securities during the fourth quarter of fiscal 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Value) of Shares that were Purchased Under Plans or Programs (2)
May 1-31, 2005	—	$—	—	—
June 1-30, 2005	—	—	—	—
July 1-31, 2005	176	27.75	—	—
Total	176	$27.75	—	—

(1)          During the quarter ended July 31, 2005, we repurchased an aggregate of 176 shares other than as a part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans, which allow participants to use shares to satisfy tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us for no consideration pursuant to the terms of our stock compensation plans.

(2)          As of July 31, 2005, there were no publicly announced plans or programs to repurchase stock.

ITEM 6. Selected Consolidated Financial Data

	Years Ended July 31,
	2005(1)	2004(2)	2003(3)	2002(4)	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$634,026	$564,469	$501,821	$452,183	$476,640
Operating income	62,241	27,770	(12,112)	(833)	46,562
Net income (loss)	83,001	5,221	(59,097)	(24,051)	21,440

Net income (loss) per common share — basic	2.45	.16	(1.77)	(.74)	.70
Net income (loss) per common share — diluted	2.37	.15	(1.77)	(.74)	.68

Balance Sheet Data:
Total assets	$966,598	$776,246	$790,945	$781,403	$796,389
Long-term debt (including current maturities)	155,000	155,000	194,225	140,000	135,000

(1)          Fiscal 2005 included a gain on involuntary conversion of assets of $9.9 million and a $6.8 million income tax benefit from the release of deferred tax valuation allowances of $36.9 million.

(2)          Fiscal 2004 included charges of $22.1 million related to a change in multi-client accounting and $7.4 million related to debt refinancing. The change in multi-client accounting may affect the comparability between periods and is more fully described in Note 1 of Notes to Consolidated Financial Statements.

(3)          Fiscal 2003 included charges of $39.3 million for goodwill impairment, $4.9 million for impairment of a multi-client survey, $7.6 million loss related to the sale of our (RC)2 software operations and $21.0 million related to deferred tax asset valuation allowances.

(4)          Fiscal 2002 included charges of $55.3 million for impairment of multi-client surveys, $14.6 million for costs of a terminated merger and $6.5 million valuation allowance for Argentine deferred tax assets.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal 2005 proved to be another year of improvement in the seismic industry, as it continues to move out of the weak 1999 - 2003 timeframe to what appears to be a robust future. We first noted a change in our marketplace during the first quarter of fiscal 2005, when we began to see exploration and production companies actively competing with each other for access to seismic acquisition assets in certain markets, driving prices upward. Indeed, the growth of demand in the global marine seismic acquisition market was an industry highlight of fiscal 2005, and the area where we generated most of our growth.

Over the last few years, the seismic industry has been able to provide increased fidelity of subsurface depiction in difficult areas to image, such as below the massive salt formations in the Gulf of Mexico, by using advanced acquisition techniques, processing technologies and more powerful computers. Recently, exploration and production companies have begun to show increased interest in these new techniques to further illuminate the subsurface. While seismic has traditionally been used primarily as an exploration tool, we are seeing increasing interest in new seismic imaging techniques, such as multi- or wide-azimuth marine acquisition, which offer better definition of complex structures, advancing the use of seismic for reservoir delineation. We have been, and continue to be, the leader in the area of improved imaging through our cutting edge processing technologies, including proprietary pre-stack depth migration (PSDM) and wave-equation migration methods. Additionally, many of the surveys in our data library have been acquired or enhanced using these advanced techniques. In the data acquisition area, we were an early adopter of multi-component acquisition on land and, in fiscal 2005, were the first company to acquire a large-scale wide-azimuth survey offshore.

The recent increased interest in these enhanced acquisition and processing techniques is further driven by the oil industry’s inability to replace reserves at or above their rate of use. Since the beginning of calendar 1985, on average, global oil produced has significantly exceeded the annual volume of reserves discovered. Accordingly, estimates of global excess oil capacity have been dropping while demand has been increasing. The most obvious result of these trends is the increasing global oil price, which has repeatedly set new records in recent months.

To increase their reserve replacement rate, we believe most of our customers will respond to the challenge by increasing their exploration budgets over the next two to three years. While much of their total exploration budgets may go toward drilling, they will first need drillable prospects. The most successful tool for economically finding these prospects is 3-D seismic. The applicability of seismic has been expanded greatly over the past decade. Where “standard” 3-D seismic has not been sufficient, our advanced techniques have been used on certain geologic problems with spectacular results, as exemplified by the delineation and discovery of the large sub-salt reservoirs in the deepwater Gulf of Mexico.

While the increases in petroleum consumption may change from year to year, overall consumption seems to be on a continuous climb upward. Similarly, new, economic oil reserves seem to be increasingly difficult to find, especially in areas of low political risk. With this supply and demand situation, we are reasonably confident that exploration spending will continue to rise, but more importantly, we expect that more of that spending will be directed toward areas of geophysical difficulty, requiring the high-end seismic services that we provide.

In this improving business environment, our strategy to maximize performance has been to:

•                    continue the long-term commitment to building multi-client data libraries in areas such as the Gulf of Mexico, the North Sea and onshore Canada and the United States;

•                    invest in data processing and research resources to maintain leadership in subsurface imaging through continuous innovation;

•                    target innovative and higher margin marine acquisition contracts in selected regions; and

•                    focus our land acquisition resources on the North American and Oman markets and be selective with contracts in Latin America.

We expect to continue this balanced contract and multi-client strategy through fiscal 2006.

Due to our selling and operational efforts and the more robust seismic market, we have seen our backlog increase $155 million from $147 million at July 31, 2004 to $302 million at July 31, 2005. We expect to complete most of the work in backlog over the next twelve months. We believe that our traditional pattern of revenue generation will occur again during fiscal 2006, with revenues in our second and third fiscal quarters being higher than in our first and fourth quarters. This pattern is driven by end of calendar year spending, which results in higher library revenue in our second fiscal quarter and higher land acquisition activity during our second and third fiscal quarters, corresponding with the winter seismic season in Alaska and Canada.

During the first quarter of fiscal 2005, we reorganized our company into three geographic regions: North and South America (NASA), Europe, Africa, Middle East and the Commonwealth of Independent States (EAME), and Asia Pacific (APAC) and our financial statements and presentation of segment data for prior periods have been realigned to conform to this revised organization structure. The managers of these regions are responsible for all facets of sales and operations and are the primary point of contact with our customer within each region. Centrally managed processing, acquisition, and reservoir professionals support these managers from locations around the globe. We feel this new organization structure allows our front-line managers to focus exclusively on their customers while allowing our company to develop and deploy technology consistently across our markets. We have put processes in place that will allow for the free movement of our seismic equipment across the three regions so that we may maximize our return on investment.

Results of Operations

Fiscal 2005 Compared with Fiscal 2004

Revenues. Revenues increased by 12% from $564.5 million in fiscal 2004 to $634.0 million in fiscal 2005. This increase was driven by increased contract work, primarily marine, in all regions and increased sales of multi-client data licenses in EAME partially offset by decreased sales of multi-client data licenses primarily in the NASA region, which includes the Gulf of Mexico, the United States, Brazil and Canada. During fiscal 2005, NASA significantly decreased its land acquisition operations in South America. NASA’s increase in contract marine work was primarily in the Gulf of Mexico where the Veritas Vantage and two additional third party vessels acquired a wide azimuth survey during fiscal 2005. APAC’s revenue increase was also generated by marine contract work, as we operated the Veritas Viking II, the Pacific Sword and Veritas Searcher in Australia, India, Myanmar and New Zealand during the period. EAME generated most of its increased revenue through sales of multi-client data licenses for offshore Africa and the North Sea.

Revenues from our operating segments were as follows:

	Years Ended July 31,
			Change
	2005	2004(1)	$	%
	(In millions)
NASA	$404.8	$385.9	$18.9	5%
EAME	131.0	118.5	12.5	11%
APAC	98.2	60.1	38.1	63%
Total Revenues	$634.0	$564.5	$69.5	12%

(1)     2004 segment information has been changed to reflect our current organization (See Note 12 of Notes to Consolidated Financial Statements)

Revenues consisted of the following:

	Years Ended July 31,
			Change
	2005	2004	$	%
	(In millions)
Multi-client:
Land	$54.7	$66.0	$(11.3)	(17)%
Marine	190.3	209.1	(18.8)	(9)%
Subtotal	245.0	275.1	(30.1)	(11)%
Contract:
Land	161.6	154.0	7.6	5%
Marine	227.4	135.4	92.0	68%
Subtotal	389.0	289.4	99.6	34%
Total Revenues	$634.0	$564.5	$69.5	12%

Operating income (loss). Operating income increased by $36.4 million from $27.8 million in fiscal 2004 to $64.2 million in fiscal 2005. During the first quarter of fiscal 2004, we changed our multi-client amortization accounting policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of the survey’s book life. As a result of this change, we recorded a charge of $22.1 million in cost of services in the first quarter of fiscal 2004. The remaining $14.3 million increase in operating income from fiscal 2004 is the result of increased margins (revenues less cost of services) of $24.1 million partially offset by increased research and development costs and general and administrative costs. Our margin increase was primarily due to our revenue increase and a decrease in cost of services as a percent of revenue of approximately 2%. Increased productivity, favorable mix of jobs and higher pricing contributed to the margin increase.

Research and development costs have increased by $3.4 million from fiscal 2004 primarily due to our focus on advanced acquisition and processing and general increases in research spending. General and administrative expense increased by $6.4 million due to the expenses associated with the restatement of our historical financial statements and those associated with our increased efforts in the areas of disclosure controls and procedures and internal control over our financial reporting. Research and development expense and general and administrative expense both grew due to increased incentive compensation related to our improved financial performance.

Interest expense. Interest expense decreased from $18.9 million in fiscal 2004 to $4.0 million in fiscal 2005. This decrease is due primarily to the issuance of our Convertible Senior Notes in the third quarter of fiscal 2004 and the repayment of our term notes with the proceeds. This refinancing resulted in a significantly lower interest rate. Our Convertible Senior Notes accrue interest at a rate of three month LIBOR less 0.75%, which equated to a weighted average interest rate of 1.72% for fiscal 2005 and is much lower than the various tranches of debt in place in fiscal 2004. In addition, approximately $7.4 million of debt issuance costs were expensed in fiscal 2004 in connection with the retirement of the term notes.

Involuntary conversion of assets. In January 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. As this seismic equipment was insured at its replacement cost, we recognized a $9.9 million gain related to this insurance settlement.

Other (income) expense, net. In fiscal 2005, other income increased to $6.1 million from $0.0 million in fiscal 2004. This increase is primarily due to increased interest income of $3.7 million earned on our cash balances augmented by a small foreign currency exchange gain in fiscal 2005.

Income taxes. We reversed $36.9 million of valuation allowances on certain of our deferred tax assets during the fourth quarter of fiscal 2005, resulting in a net tax benefit of $6.8 million for fiscal 2005. The deferred tax assets were originally reserved at the end of fiscal 2003 primarily due to our historical losses in several tax jurisdictions. As of the fourth quarter of fiscal 2005, we had recognized profits in those jurisdictions and had a positive operational outlook. The combination of these two factors was sufficient to cause the reversal of the reserves. This decrease in provision was offset, in part, by the increased current tax provision resulting from substantially higher income in fiscal 2005. Excluding the release of valuation allowances, our effective tax rate would have been approximately 40%. (See Note 5 of Notes to Consolidated Financial Statements for further information on income taxes.)

Fiscal 2004 Compared with Fiscal 2003

Revenues. Revenues increased 12%, from $501.8 million in fiscal 2003 to $564.5 million in fiscal 2004. Increased multi-client revenues were responsible for most of the growth, with all three regions showing substantial increases. Contract revenues increased by 2%. In the NASA region, land contract acquisition work increased in North America but was offset by declines in South America. In response to the South American decline, we are reducing our presence in that region and redeploying our assets and key personnel into other markets. Marine contract acquisition revenues increased overall, but we experienced a significant regional shift as we moved the Veritas Viking II from NASA to APAC.

Revenues from our current operating segments were as follows:

	Years Ended July 31,
			Change
	2004(1)	2003(1)	$	%
	(In millions)
NASA	$385.9	$376.7	$9.2	2%
EAME	118.5	91.3	27.2	30%
APAC	60.1	33.8	26.3	78%
Total Revenues	$564.5	$501.8	$62.7	12%

(1)     Segment information has been changed to reflect our current organization (See Note 12 of Notes to Consolidated Financial Statements)

Revenues consisted of the following:

	Years Ended July 31,
			Change
	2004	2003	$	%
	(In millions)
Multi-client:
Land	$66.0	$56.6	$9.4	17%
Marine	209.1	161.3	47.8	30%
Subtotal	275.1	217.9	57.2	26%
Contract:
Land	154.0	157.2	(3.2)	(2)%
Marine	135.4	126.7	8.7	7%
Subtotal	289.4	283.9	5.5	2%
Total Revenues	$564.5	$501.8	$62.7	12%

Operating income (loss). Operating income increased by $39.9 million, from a loss of $12.1 million in fiscal 2003 to operating income of $27.8 million in fiscal 2004. Fiscal 2003 included charges of $51.8 million related to asset impairments and reserves while fiscal 2004 included a $22.1 million charge related to a change in accounting for our multi-client library. The difference in the amount of these charges had the effect of increasing our operating income by $29.7 million. The remaining $10.2 million increase in operating income is the result of increased multi-client margins of $10.4 million, increased contract margins of $1.9 million and reduced general and administrative costs of $1.8 million, partially offset by $3.9 million of additional research and development spending.

In fiscal 2003, contract margin included a $2.9 million charge to establish a reserve against an account receivable from one of our customers. This receivable was settled in the first quarter of fiscal 2004 resulting in a gain of $0.6 million.

Research and development expense in fiscal 2004 increased by $3.9 million from fiscal 2003. A substantial amount of the increase was due to work on multi-component (pressure and shear wave) acquisition and processing. We spent the majority of our research budget on developing advanced processing techniques.

General and administrative expense in fiscal 2004 decreased by $1.8 million from fiscal 2003. The decrease was due primarily to lower severance cost in fiscal 2004, partially offset by expenses associated with requirements of the Sarbanes-Oxley Act and related rules.

The fiscal 2004 charge of $22.1 million, as described above, is included in cost of services on the “Consolidated Statements of Operations and Comprehensive Income (Loss)” and relates to a change in accounting for our multi-client library. This charge represents the adjustment necessary to reduce each of our surveys as of August 1, 2003, the first day of fiscal 2004, to a balance no greater than that which would have been recorded had we been using the new method. While the sales forecast method remains our primary means of expensing multi-client surveys, we have now established a minimum cumulative amortization for each survey based upon straight-line amortization over five years. The monthly expense recognized for each survey is the greater of the amount derived by the sales forecast method or the amount of minimum amortization. This is a change from the prior method that provided for a minimum amortization only during the last two years of the survey’s book life.

The fiscal 2003 charge of $51.8 million includes an impairment of multi-client surveys of $4.9 million, impairment and severance expense related to the sale of (RC)2, our reservoir characterization software business, of $7.6 million, and an impairment charge for goodwill of $39.3 million, with each charge described more fully below.

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

Income taxes. Our provision for income taxes decreased by $24.5 million from fiscal 2003 to fiscal 2004 due principally to two reasons. First, fiscal 2003 was negatively impacted by unbenefited net operating losses, non-deductibility of our goodwill impairment and increased valuation allowances on our deferred tax assets. Second, fiscal 2004 was positively affected by the reduction of certain tax contingencies and resolution of certain tax matters in early calendar year 2005, due to the extended open period of fiscal 2004 caused by our restatement. (See Note 5 of Notes to Consolidated Financial Statements for further information on income taxes.)

Liquidity and Capital Resources

Sources and Uses

Our internal sources of liquidity are cash, cash equivalents and cash flow from operations. External sources include public and private debt financing, equity sales, equipment financing and our revolving loan facility and trade credit. We believe that our current cash balance and cash flow from operations are adequate to meet our liquidity needs for the next twelve months.

Net cash provided by operating activities increased 36% from $243.0 million in fiscal 2004 to $331.3 million in fiscal 2005 primarily due to improved profitability and improvements in working capital. Net cash used by investing activities increased 36% from $152.4 million in fiscal 2004 to $206.7 million in fiscal 2005. Our cash investment for fiscal 2005 includes capital expenditures to replace and upgrade our existing equipment of approximately $62.4 million and investment in our data library of approximately $148.4 million. We expect to continue to fund these investments from our current cash and cash equivalents on hand and from internally generated funds.

For the past three fiscal years, cash provided by our operating activities has increased while combined expenditures for capital equipment and multi-client surveys have not increased at the same rate. We expect spending to increase modestly in fiscal 2006, but also expect that cash provided by operating activities will again exceed our investment in our operations. For fiscal 2006, we expect capital expenditures of approximately $61 million and cash multi-client library investment of approximately $162 million for a combined investment of approximately $223 million. These amounts are relatively flexible and will be adjusted to meet the needs of the business. In addition to these amounts, we plan to spend approximately $19 million for research and development during fiscal 2006.

While we believe that we have adequate sources of funds to meet our liquidity needs, our ability to meet our obligations depends on our future performance, which is subject to many factors beyond our control. Key internal factors affecting future results include utilization levels of acquisition and processing assets and the level of multi-client data library licensing, all of which are driven by the external factors of spending by exploration and production companies and, ultimately, underlying commodity prices.

Debt Structure

Our long-term debt consists of $155.0 million of Convertible Senior Notes due 2024. In addition, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55 million and various unsecured lines of credit totaling $8.5 million.

The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock. In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount. We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the notes and associated shares of common stock. We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement was not effective until August 31, 2005. Because our registration statement was not effective on August 31, 2004 as required by the indenture, we incurred liquidated damages in the aggregate amount of $0.8 million in fiscal 2005.

The Convertible Senior Notes bear interest at a per annum rate which is equal to the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The interest rate of the notes, from September 15, 2005 through December 14, 2005, is 3.12%, based on a LIBOR rate of 3.87%. For fiscal 2005 the weighted average interest rate was approximately 1.72% The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued.)

Under certain circumstances and at the option of the holder, the Convertible Senior Notes are convertible prior to the maturity date into cash and shares of our common stock. Certain of these circumstances may result in classification of the Convertible Senior Notes as current on our balance sheet. These circumstances include:

(1)          if the closing sale price of our common stock is over 120% of the conversion price, which is currently $24.03 (with 120% being $28.84) for 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter preceding the quarter in which the conversion occurs;

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

Given the recent market price for shares of our common stock, it is reasonable to assume that our debt may become convertible as soon as the second quarter of fiscal 2006. Should our stock price remain above the current conversion price, we would not expect any notes to be converted; however, we would have to classify the notes as a current liability on our consolidated balance sheet.

On February 14, 2003, we entered into a Credit Facility with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. In addition to term loans, which have been retired, the Credit Facility provided a revolving loan facility aggregating $55.0 million, including a facility for swing-line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. In August 2005, the limit for the issuance of letters of credit was increased to $48.0 million. Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006. The Credit Facility prohibits us from, among other things, paying cash dividends. As of July 31, 2005, there were no borrowings and $8.8 million in letters of credit outstanding under the Credit Facility, leaving $46.2 million available for borrowings.

In addition to the revolving loan facility, we have various unsecured lines of credit with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of July 31, 2005, $1.4 million in letters of credit were outstanding under these lines.

Borrowings under the Credit Facility are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At July 31, 2005 the carrying value of the secured assets, including intercompany receivables, was $1.2 billion. The Credit Facility and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants relate to measurements as of quarter ending dates; as of July 31, 2005, we were in compliance with these financial covenants.

During fiscal 2005, we obtained waivers from our lenders under the Credit Facility related to the late filing of our financial statements. The waivers allowed us to deliver our required reports for fiscal 2004 and for the first three quarters of fiscal 2005 later than required under the agreement. All required financial statements for such periods have now been provided to our lenders under the Credit Facility.

The following table presents our contractual obligations as of July 31, 2005 for the specified periods:

	Payments Due
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years
			(In thousands)

Long-term debt (1)	$155,000	$—	$—	$—	$155,000
Estimated interest payments (2)	95,110	4,836	9,672	9,672	70,930
Operating leases	105,422	41,207	30,385	17,399	16,431
Purchase obligations	10,680	10,680	—	—	—
Potential payments under letters of credit	10,179	9,877	302	—	—
Other long-term liabilities (3)	36,602	—	73	79	36,450

(1)          Under certain circumstances the Convertible Senior Notes are convertible prior to maturity. Certain of these circumstances may result in classification of the Convertible Senior Notes as current on our balance sheet.

(2)          The interest rate on our debt is LIBOR less 0.75%. For purposes of this table, we used our current interest rate of 3.12% based on a LIBOR rate of 3.87%. Each 100 basis point increase in LIBOR will increase our annual interest expense by $1.55 million per year.

(3)          Includes income tax, deferred revenue, pension and retirement obligations for which the timing of payment is uncertain.

Off -Balance Sheet Arrangements

As of July 31, 2005, we had no off-balance sheet instruments. During fiscal 2005, our limited hedging program consisted of economic hedge instruments intended to fix the U.S. dollar value of foreign currency payments to be made under a certain customer agreements.

Critical Accounting Policies

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements or the degree of subjectivity inherent in the assumptions required by the policies. These are described in detail below.

Revenue Recognition

Customer contracts for our services vary in terms and conditions. We review the deliverables in each contract and, where applicable, apply the accounting guidance contained in EITF 00-21, “Accounting for Revenue Contracts with Multiple Deliverables” (EITF 00-21).

For contract services, we recognize revenues on a proportional performance method based upon output measures as work is performed. This method requires that we recognize revenues based upon quantifiable measures of progress, such as kilometers shot or processed. In contracts where our customer pays separately for the mobilization of equipment, EITF 00-21 requires us to recognize such mobilization fees as revenue during the performance of the seismic acquisition, using the same proportional performance method as for the acquisition work.

Revenues from the licensing of multi-client surveys are based upon agreed rates set forth in the contract and are recognized upon physical delivery of, or customer access to, the surveys. During the acquisition and processing phase of a multi-client survey, in most cases we recognize revenues on in–process multi-client surveys after obtaining a signed license agreement that gives the customers access to survey results as they occur, based upon a proportional performance method, using quantifiable measures of progress, such as kilometers shot or processed. After completion of a multi-client survey, we recognize revenues upon delivery of, or customer access to, the data to our customer or the customer’s designee.

Provisions exist in certain contracts with our customers that provide for a full refund if certain deadlines are not met or provide for a revenue sharing arrangement with the customer such that the final sales price is not fixed or determinable. For contracts with these provisions, we do not recognize the revenue under the proportional performance method for that contract and, instead, defer revenue recognition until performance is complete or the sales price is fixed or determinable.

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

Assuming that the overall volume of sales, mix of surveys generating revenue in the period and minimum amortization amounts were held constant in fiscal 2005, an increase of 10% in the sales forecasts of all of our surveys would have decreased our cost of services by less than 2%, or approximately $8 million.

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

Deferred Tax Asset

Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. A valuation allowance, by tax jurisdiction, is established when it is more likely than not that at least some portion of the related deferred tax asset will not be realized. This valuation allowance is then adjusted if realization of the related deferred tax asset subsequently becomes more likely than not.

During fiscal 2005, our valuation allowances decreased $55.3 million, $36.9 million of which was due to the reversal of deferred tax valuation allowances, $16.6 million of which was due to the net utilization of fully reserved deferred tax assets and $1.8 million of which was due to expiration of fully reserved deferred tax assets during the period. As of July 31, 2005, we had $17.8 million of valuation allowances related to deferred tax assets in jurisdictions where historical losses indicate realization is doubtful.

Since our quasi-reorganization on July 31, 1991 with respect to Digicon Inc., the tax benefits of net operating loss carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to additional paid-in capital, when realization is more likely than not. Additionally, the utilization of the net operating loss carryforwards existing at the date of the quasi-reorganization is subject to certain limitations. During fiscal 2005, we did not recognize any amount related to these benefits.

Software Capitalization and Amortization

Software available for sale is included in other assets on our consolidated balance sheets. Software acquired through the purchase of software companies is capitalized at its estimated fair market value through the allocation of the purchase price. For internally developed software, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release.

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

Recent Accounting Pronouncements

We maintain stock-based compensation plans that are accounted for using the intrinsic value based method allowed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense is recorded in the consolidated financial statements when the quoted market price of the underlying stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. Our plans do not permit us to grant stock options at a price lower than market, therefore, we do not record any compensation expense related to stock options. In December 2004, the Financial Accounting Standards Board released SFAS No. 123R, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R, which will become effective for us beginning with our first quarter of fiscal 2006, will require us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards. As required by SFAS No. 148, “Accounting for Stock-Based Compensation,” we disclose the pro forma effect of stock-based compensation expense on net income and earnings per share that would have been recorded had we used the fair value based method. As presented in Note 1 of the Notes to Consolidated Financial Statements, adoption of SFAS No. 123R will likely reduce our reported net income or increase our reported net loss in future periods.

Risk Factors

As a provider of geophysical technologies, our business is substantially dependent on the level of exploration expenditures by oil and gas companies.

Exploration expenditures by oil and gas companies are affected by several factors, including actual and forecasted petroleum commodity prices and such companies’ own short term and strategic plans. These expenditures may also be affected by worldwide economic conditions. Should there be a sustained period of substantially reduced exploration expenditures by oil and gas companies, the demand for geophysical services likely will drop and have an adverse effect on our results of operations and cash flow during the affected period. In recent years, many of our customers have been using a substantial portion of their discretionary cash to pay down debt, buy back their stock, drill low-risk prospects and maximize production from existing fields rather than exploring for new prospects. While we believe this trend has ended, due to recent commodity price increases and current supply and demand forecasts, there can be no guarantee that oil and gas companies will engage in substantial or prolonged exploration programs involving seismic spending. While petroleum commodity prices are currently high from a historical perspective, history has shown these prices to be very volatile.

Weak demand or technological obsolescence could impair the value of our multi-client data library.

We have invested significant amounts in acquiring and processing multi-client data and expect to continue to do so for the foreseeable future. There is no assurance that we will recover all the costs of such surveys. Technological, regulatory or other industry or general economic developments could render all or portions of our multi-client data library obsolete or reduce its value. For example, in fiscal 2003 and fiscal 2002 we incurred $4.9 million and $55.3 million, respectively, in impairment charges related to slow moving surveys in our multi-client library. These surveys were found to be impaired for various reasons, including slow acreage turnover in the case of U.S. land surveys, a border dispute in the case of a Shetland-Faroes survey and excessive acquisition cost in the case of a Gulf of Mexico survey. Additionally, our individual surveys have a book life of five years, so particular surveys may be subject to significant amortization even though sales of licenses associated with that survey are weak or non-existent, thus reducing our profits.

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

Our operating results vary in material respects from quarter to quarter and will most likely continue to do so in the future. Factors that cause variations include the timing of the receipt and commencement of contracts for data acquisition, customers’ budgetary cycles, the timing of offshore lease sales and the effect of such timing on the demand for geophysical activities, seasonal factors and the timing of sales of licenses to geophysical data in our multi-client data library, which may be significant to us and which are not typically made in a linear or consistent pattern. Combined with our high fixed costs, these revenue fluctuations could produce unexpected adverse results of operations in any fiscal period.

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

Substantial portions of our revenues are derived from foreign activities. During the fiscal year ended July 31, 2005, approximately 53% of our revenue, or $337 million, was attributable to activities outside the United States. During the fiscal year ended July 31, 2005, we recognized revenue from customers residing in the following foreign countries that represented more than 1% of our consolidated revenue on a gross basis for the fiscal year:

Country of Origin	Revenue
(in millions)
Australia	38.7
Brazil	6.4
Canada	90.7
India	12.1
Malaysia	19.2
Nigeria	12.0
Norway	21.5
Oman	22.3
South Africa	6.9
United Kingdom	43.1

Foreign revenues are subject to certain risks, including those related to rates of currency exchange, border disputes, war, terrorism, civil disturbances, embargo, and government activities such as radical changes in tax regulations or investment laws. We are exposed to these risks in all of our foreign operations to some degree, and our exposure could be material to our financial condition and results of operations where the political and legal environment is less stable and we generate significant revenue or have large local investments, such as in Brazil, Nigeria, and Oman.

Revenue generating activities in certain foreign countries may require prior United States government approval in the form of an export license and otherwise be subject to tariffs and import/export restrictions. These laws change over time and may result in limitations on our ability to compete globally. In addition, non-U.S. persons employed by our separately incorporated foreign subsidiaries conduct business in foreign jurisdictions, some of which have been subject to U.S. trade embargoes and have been identified by the U.S. government as state sponsors of terrorism or are subject to sanctions by the U.S. Office of Foreign Assets Control. For example, during fiscal 2005 we generated $1.7 million of revenue from Libyan customers (Libya was identified by the U.S. government as a state sponsor of terrorism until September 2004), $1.1 million of revenue from Iranian customers and $10,000 of revenue from a Syrian customer. We have typically generated revenue in these countries through the performance of data processing, reservoir consulting services and the sale of software licenses and software maintenance. The governments of Iran and Syria have been identified by the U.S. government as state sponsors of terrorism and are subject to sanctions by the U.S. Office of Foreign Assets Control and either directly or indirectly control the activities of our customers within their borders. Our relations with customers in these countries are current and on going. We have procedures in place to conduct these operations in compliance with applicable U.S. laws. However, failure to comply with U.S. laws on foreign operations could result in material fines and penalties, damage to our reputation, and a reduction in the value of our shares of common stock. In addition, our activities in these countries could reduce demand for our stock among certain investors.

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

The trading prices of our securities fluctuate. Factors such as fluctuations in our financial performance, and that of our competitors, as well as general market conditions could have a significant impact on the future trading prices of our securities. The trading prices also may be affected by weakness in oil prices, changes in interest rates and other factors beyond our control. Any one or combination of these factors may cause a decline in the trading price of our securities.

We may be unable to repurchase our Convertible Senior Notes as required upon a change in control or on the specified dates at the option of the holder or to pay the required cash upon conversion of the notes.

Upon a change in control, as defined in the indenture governing our Convertible Senior Notes, and on March 15, 2009, 2014 and 2019, the holders of the notes have the right to require us to repurchase the notes for cash. In addition, upon conversion of the notes, the holders will have the right to receive a cash payment. If we do not have sufficient funds to pay the repurchase price for all of the notes tendered upon a change in control, the cash due upon repurchases of the notes on March 15, 2009, 2014 or 2019 or the cash due upon conversion, an event of default under the indenture governing the notes would occur as a result of such failure. In addition, cash payments in respect of notes tendered for repurchase or conversion are subject to limits and might be prohibited, or create an event of default, under our Credit Facility as well as other agreements relating to borrowings that we may enter into from time to time. Our failure to make cash payments in respect of the Convertible Senior Notes could result in an event of default under our Credit Facility. There can be no guarantee that our available sources of cash will be sufficient to allow us to make the required cash payments.

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

The General Corporation Law of the State of Delaware contains provisions that may delay or prevent an attempt by a third party to acquire control of our company. Our certificate of incorporation and bylaws contain provisions that authorize the issuance of preferred stock, and establish advance notice requirements for director nominations and actions to be taken at stockholder meetings. These provisions could also discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by stockholders. In addition, we have adopted a stockholder rights plan that would likely discourage a hostile attempt to acquire control of us.

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

ITEM 7A. Quantitative and Qualitative Disclosures Regarding Market Risk

As of July 31, 2005, we had $155.0 million Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair value of $221.9 million, based upon the bid price of 143.19 on July 29, 2005. These notes are not hedged and represent our total exposure to interest rate risk. Each 100 basis point increase in the LIBOR rate will increase our interest expense by $1.6 million per year.

ITEM 8. Consolidated Financial Statements and Supplementary Data

Management’s Responsibilities for Financial Statements

To the Stockholders of Veritas DGC Inc.:

The accompanying consolidated financial statements of Veritas DGC Inc. and its subsidiaries are the responsibility of management and have been prepared in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on best judgments and estimates. The financial information displayed in other sections of this report is consistent with these financial statements.

The Board of Directors pursues its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management and internal auditors to monitor the proper discharge by each of their responsibilities relative to internal control over financial reporting and the consolidated financial statements.

Thierry Pilenko	Mark E. Baldwin
Chairman of the Board and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and
Treasurer

Management’s Report on Internal Control over Financial Reporting

To the Stockholders of Veritas DGC Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of July 31, 2005.

Our assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Thierry Pilenko	Mark E. Baldwin
Chairman of the Board and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and
Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Veritas DGC Inc.:

We have completed an integrated audit of Veritas DGC Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for amortization of its multi-client data library on August 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of July 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas

October 10, 2005

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2005	2004	2003

Revenues	$634,026	$564,469	$501,821
Cost of services	519,008	495,709	423,271
Research and development	18,882	15,536	11,630
General and administrative	31,895	25,454	27,218
Loss on (RC)[2] sale	—	—	7,627
Impairment of multi-client surveys	—	—	4,924
Impairment of goodwill	—	—	39,263
Operating income (loss)	64,241	27,770	(12,112)
Interest expense	3,996	18,851	18,534
Gain on involuntary conversion of assets	(9,861)	—	—
Other (income) expense, net	(6,137)	(17)	216
Income (loss) before provision (benefit) for income taxes	76,243	8,936	(30,862)
Provision (benefit) for income taxes	(6,758)	3,715	28,235
Net income (loss)	$83,001	$5,221	$(59,097)

Net (loss), per share:
Basic:
Weighted average common shares	33,843	33,572	33,305
Income (loss) per common share	$2.45	$.16	$(1.77)

Diluted:
Weighted average common shares	35,054	34,260	33,305
Income (loss) per common share	$2.37	$.15	$(1.77)

Comprehensive income (loss)
Net income (loss)	$83,001	$5,221	$(59,097)
Other comprehensive income (loss) (net of tax, $0 in all periods except as specified):
Foreign currency translation adjustments	6,914	3,835	12,339
Unrealized gain (loss) on investments-available for sale	(159)	(588)	944
Unrealized gain (loss) on hedge transactions	—	145	(939)
Minimum pension liability adjustment (net of tax benefit of $3,074 in 2005)	(7,171)	338	(1,577)
Total other comprehensive income (loss)	(416)	3,730	10,767
Comprehensive income (loss)	$82,585	$8,951	$(48,330)

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except par value)

	July 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$249,393	$116,299
Restricted cash investments	237	111
Accounts and notes receivable (net of allowance for doubtful accounts: 2005, $1,322; 2004, $1,109)	165,989	166,810
Materials and supplies inventory	5,381	4,198
Prepayments and other	18,900	15,599
Current and deferred income taxes	12,486	12,617
Total current assets	452,386	315,634
Property and equipment:
Land	7,005	7,005
Geophysical equipment	329,436	312,429
Data processing equipment	75,337	87,792
Geophysical ship	8,331	8,331
Leasehold improvements and other	74,981	64,082
Total	495,090	479,639
Less accumulated depreciation	367,173	357,976
Property and equipment, net	127,917	121,663

Multi-client data library	316,793	313,153
Deferred tax asset, net	45,963	1,223
Other assets	23,539	24,573
Total	$966,598	$776,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$75,810	$44,907
Accrued and deferred income taxes	9,402	7,145
Deferred revenue	42,043	23,688
Other accrued liabilities	65,193	43,962
Total current liabilities	192,448	119,702
Non-current liabilities:
Long-term debt	155,000	155,000
Other non-current liabilities	36,602	11,854
Total non-current liabilities	191,602	166,854

Commitments and Contingent Liabilities (Note 6)

Stockholders’ equity:
Common stock, $.01 par value; authorized: 78,500,000 shares; issued: 35,580,032 shares in 2005 and 34,821,298 shares in 2004 (excluding Exchangeable Shares of 155,370 in 2005 and 185,921 in 2004)	355	348
Additional paid-in capital	452,299	441,982
Accumulated earnings	146,145	63,144
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	14,245	7,331
Unrealized gain on investments-available for sale	197	356
Minimum pension liability	(8,410)	(1,239)
Unearned compensation	(595)	(604)
Treasury stock, at cost; 1,320,106 shares in 2005 and 1,317,532 shares in 2004	(21,688)	(21,628)
Total stockholders’ equity	582,548	489,690
Total	$966,598	$776,246

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$83,001	$5,221	$(59,097)
Non-cash items included in net income (loss):
Depreciation and amortization, net (other than multi-client)	41,583	40,300	48,486
Amortization of multi-client library	159,725	209,840	143,266
Impairment of multi-client library	—	—	4,924
Impairment of goodwill	—	—	39,263
Loss on (RC)[2] sale	—	—	7,627
Impairment of land acquisition equipment	—	—	1,780
Gain on disposition of property and equipment	(445)	(310)	(171)
Equity in (earnings) loss of joint venture	—	958	1,110
Deferred taxes provision (benefit)	(39,280)	(9,678)	18,772
Amortization of unearned compensation	350	385	682
Changes in operating assets and liabilities:
Accounts and notes receivable	3,128	(34,452)	(1,622)
Materials and supplies inventory	(1,177)	819	11,066
Prepayments and other	(3,270)	(1,836)	1,366
Current income tax	12,136	2,649	3,345
Accounts payable and other accrued liabilities	69,003	32,951	(26,994)
Other non-current liabilities	5,098	(1,844)	7,652
Other	1,443	(1,969)	(600)
Total cash provided by operating activities	331,295	243,034	200,855
Investing activities:
Decrease (increase) in restricted cash investments	(126)	94	(39)
Investment in multi-client library	(148,373)	(126,250)	(151,774)
Acquisitions, net of cash received	—	—	(9,547)
Purchase of property and equipment	(62,375)	(30,543)	(30,497)
Sale of (RC)[2]	—	2,000	—
Proceeds from involuntary conversion of assets	2,817	—	—
Proceeds from sales of property and equipment	1,342	2,307	3,071
Total cash used by investing activities	(206,715)	(152,392)	(188,786)
Financing activities:
Borrowings of long-term debt	—	155,000	308,236
Payments of long-term debt	—	(194,225)	(261,275)
Proceeds from the sale of common stock	7,652	12,543	2,601
Purchase of treasury stock	—	(20,000)	—
Total cash provided by (used by) financing activities	7,652	(46,682)	49,562
Currency loss on foreign cash	862	242	469
Change in cash and cash equivalents	133,094	44,202	62,100
Beginning cash and cash equivalents balance	116,299	72,097	9,997
Ending cash and cash equivalents balance	$249,393	$116,299	$72,097

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2005	2004	2003

Schedule of non-cash transactions:
Utilization of net operating losses existing prior to the quasi-reorganization resulting in an increase (decrease) in:
Deferred tax asset valuation allowance	$—	$—	$(4,496)
Additional paid-in capital	—	—	4,496
Tax deduction due to exercise of stock options resulting in an increase in additional paid-in capital	2,271	95	—
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	11,365	18,648	24,441

Common stock issued for purchase of Hampson-Russell Software Services, Ltd.	—	—	7,250
Common stock issued for purchase of Fairweather Geophysical LLC	—	500	—
Common stock issued to employees	341	468	292

Supplemental disclosures of cash flow information:
Cash paid for:
Interest:
Convertible notes	$2,286	$160	$—
Term notes	—	11,830	6,289
Senior notes	—	—	11,899
Credit agreements	—	—	1,485
Other	163	114	67
Income taxes, net	21,809	3,216	3,585

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended July 31, 2005, 2004 and 2003

						Accumulated
						Earnings from
	Common Stock		Treasury Stock		Additional	August 1, 1991		Accumulated
		Par	At Cost		Paid-In-	with respect to	Unearned	Comprehensive
	Shares	Value	Shares	Cost	Capital	Digicon Inc.	Compensation	Income (Loss)
	(In thousands, except share amounts)

Balance, July 31, 2002	31,171,988	$311	(76,607)	$(1,432)	$413,754	$117,020	$(872)	$(8,049)
Common stock issued for exchangeable stock	1,103	—	—	—	—	—	—	—
Common stock issued to employees	34,557	—	—	—	292	—	(301)	—
Common stock issued for cash	359,510	5	(7,536)	(76)	2,596	—	—	—
Restricted stock returned to treasury	—	—	—	—	20	—	151	—
Common stock exchanged for purchase of Hampson-Russell	589,623	6	—	—	7,244	—	—	—
Utilization of net operating loss carryforwards existing prior to quasi-reorganization	—	—	—	—	4,496	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	12,339
Amortization of unearned compensation	—	—	—	—	—	—	682	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	944
Unrealized loss on foreign currency hedge	—	—	—	—	—	—	—	(162)
Unrealized loss on interest rate swap	—	—	—	—	—	—	—	(777)
Unrealized minimum pension liability	—	—	—	—	—	—	—	(1,577)
Net loss	—	—	—	—	—	(59,097)	—	—
Balance, July 31, 2003	32,156,781	$322	(84,143)	$(1,508)	$428,402	$57,923	$(340)	$2,718
Common stock issued for exchangeable stock	1,257,490	12	—	—	(12)	—	—	—
Common stock issued to employees	56,353	—	—	—	468	—	(649)	—
Common stock issued for cash	1,289,098	13	—	—	12,530	—	—	—
Restricted stock returned to treasury	—	—	(10,895)	(120)	—	—	—	—
Treasury stock buy back	—	—	(1,222,494)	(20,000)	—	—	—	—
Tax deduction for stock option exercises	—	—	—	—	95	—	—	—
Common stock exchanged for purchase of Fairweather	61,576	1	—	—	499	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	3,835
Amortization of unearned compensation	—	—	—	—	—	—	385	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	(588)
Unrealized loss on foreign currency hedge	—	—	—	—	—	—	—	(632)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	777
Unrealized minimum pension liability	—	—	—	—	—	—	—	338
Net income	—	—	—	—	—	5,221	—	—
Balance, July 31, 2004	34,821,298	$348	(1,317,532)	$(21,628)	$441,982	$63,144	$(604)	$6,448
Common stock issued for exchangeable stock	25,484	—	—	—	(280)	—	—	—
Common stock issued to employees	733,250	7	—	—	8,326	—	(341)	—
Restricted stock returned to treasury	—	—	(2,574)	(60)	—	—	—	—
Tax deduction for stock option exercises	—	—	—	—	2,271	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	6,914
Amortization of unearned compensation	—	—	—	—	—	—	350	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	(159)
Unrealized minimum pension liability	—	—	—	—	—	—	—	(7,171)
Net income	—	—	—	—	—	83,001	—	—
Balance, July 31, 2005	35,580,032	$355	(1,320,106)	$(21,688)	$452,299	$146,145	$(595)	$6,032

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2005, 2004 and 2003

1. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries and variable interest entities of which we are the primary beneficiary. All material intercompany balances and transactions have been eliminated. We adopted FIN 46R on April 30, 2004. Adoption did not have a material effect on our financial position or results of operations, although it required consolidation of our 80% owned Indonesian joint venture that was accounted for under the equity method prior to adoption of FIN 46R.

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

Fair Value of Financial Instruments

Our financial instruments include cash and short-term investments, restricted cash investments, accounts and notes receivable, accounts payable and debt. The approximate fair market value of our variable rate debt at July 31, 2005 is $221.9 million. The carrying value is a reasonable estimate of fair value for all other financial instruments.

Translation of Foreign Currencies

The U.S. dollar is the functional currency of all of our operations except in Canada, which uses the Canadian dollar as its functional currency. Currency gains and losses result from the re-measurement of assets and liabilities denominated in currencies other than their functional currency and are included in “Other (Income) Expense, Net.”

Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, we define cash equivalents as items readily convertible into known amounts of cash with original maturities of three months or less.

Restricted Cash Investments

Restricted cash investments in the amounts of $237,000 at July 31, 2005 and $111,000 at July 31, 2004 were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business and are classified as restricted cash investments on the Consolidated Balance Sheets.

Accounts and Notes Receivable

Unbilled amounts of approximately $57.4 million at July 31, 2005 and $58.8 million at July 31, 2004 were included in accounts and notes receivable. These amounts represent work done or services or products delivered to customers but not billable at the fiscal year ends in accordance with contract provisions and generally are expected to be billed in one to four months. Our allowance for doubtful accounts is established based upon past due customer accounts specifically identified during our periodic account analyses.

Inventories

Inventories of materials and supplies are stated at the lower of average cost or market.

Investments available for sale

Our marketable securities are considered available for sale and are reported at fair value, with changes in fair values recorded as unrealized gains and losses in “Accumulated other comprehensive income” within stockholders’ equity. Realized gains and losses are calculated using the specific identification method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

Estimated Useful Life In Years
Geophysical equipment	3-5
Data processing equipment	3
Leasehold improvements and other	3-15

Depreciation related to assets used in the production of the multi-client library and development of certain software is capitalized. Amounts capitalized were $11.4 million, $18.6 million and $24.4 million in fiscal years 2005, 2004 and 2003, respectively.

Expenditures for routine repairs and maintenance are charged to expense as incurred. We are contractually obligated to periodically put our chartered vessels into port so that the vessel owner can perform legally required maintenance and inspections. The ship owner is responsible for all costs of performing the maintenance and inspections, while we continue to incur all of the fixed charges associated with operation of the vessel including charter fees, depreciation and personnel costs. We accrue for these continuing costs in advance of port calls, as these unavoidable costs are not directly associated with revenue generation. The balances of such accruals were $3.2 million and $2.4 million at July 31, 2005 and 2004, respectively. Expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related assets.

Multi-Client Data Library

We collect and process geophysical data for our own account and retain ownership rights. We license the data to customers on a non-transferable basis. In some circumstances, we have sold, on a non-exclusive basis, rights to data prior to our collecting and processing such data, i.e., we have made the first of what we anticipate will be multiple discrete sales of licenses to the same data. We capitalize all costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys. We refer to these costs as our gross multi-client investment. All costs excluding the capitalized depreciation are our net multi-client investment, or as used in this document “investment in multi-client library, net cash,” and represent cash investment in the library.

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

Multi-Client Data Library – Change in Estimate Effected by a Change in Accounting Principle

Effective August 1, 2003, we changed our minimum amortization policy with regard to multi-client data and recorded a charge of $22.1 million, included in cost of services in our Consolidated Statement of Operations. Under the prior method, capitalized costs of multi-client surveys were charged to cost of services in the period sales occurred, using the sales forecast method, over an estimated five-year useful life. However, during the last 24 months of a survey’s useful life, amortization was the greater of the amount resulting from the sales forecast method or straight-line amortization of the remaining book value over the remaining portion of the original five-year estimated useful life. Under the new method, capitalized costs of multi-client surveys are charged to cost of services over an estimated five-year useful life based upon the greater (higher expense) of the result under the sales forecast method or cumulative straight-line amortization from survey completion over an estimated five-year useful life. Notwithstanding this change, the sales forecast method remains our primary method of calculating cost of services. The total amortization period that concludes sixty months after survey completion represents the minimum period over which the surveys are expected to provide economic benefits. We believe that commencing the minimum amortization upon survey completion, as opposed to our prior method of doing so only during the last twenty-four months of the survey’s life, better reflects the potential decrease of survey value with the passage of time.

Goodwill

We test goodwill for impairment annually by deriving an approximate fair market value compared to the net book value of the reporting unit carrying the goodwill. We utilize several methods to determine the fair market value of the reporting unit. These methods are based on a measure of earnings, sales and discounted cash flows.

During the performance of our annual goodwill evaluation in fiscal 2003, we found that the impairment test indicated that our goodwill was impaired. The impairment was due primarily to our financial performance coupled with the instability in the industry at that time, which resulted in a sharp decline in our stock price, leaving our company’s market value below its book value. This resulted in a charge to earnings of $39.3 million in fiscal 2003 representing all of our goodwill. The majority of this goodwill, $25.1 million, originated in the (RC)2 acquisition. The remainder arose from multiple smaller acquisitions.

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

Revenues from the licensing of multi-client surveys are based upon agreed rates set forth in the contract and are recognized upon delivery of such data. We have no additional obligations to the customer subsequent to delivery. Revenues generated from licensing of in-process multi-client surveys are recognized after obtaining a signed license agreement that gives the customers access to survey results as they occur based upon a proportional performance method, using quantifiable measures of progress, such as kilometers shot or processed, similar to the method for contract services. For partially completed projects, contract customers and customers who enter license agreements on multi-client surveys generally have access to the data as it is being collected. There are no provisions for updates or enhancements in any of our survey licenses. In accordance with our license terms, the customer generally does not have the right to return the data for refund. Infrequently we enter into contracts where revenue recognition is affected by certain contingencies. In some contracts, the ultimate price paid by the customer may not be fixed or determinable due to revenue sharing clauses. In these projects, we recognize revenue from those customers only to the extent that the net price of the data to them is, or has become, fixed. We also enter into contracts where the customer has a right of return based upon date contingencies. In these projects, we do not apply the proportional performance method and, instead, we recognize revenue only after the date contingency is resolved.

Leases

Our operating leases include those for office space, specialized geophysical equipment, computer equipment and our geophysical vessels, which are chartered on a short-term basis, of up to 8 years, relative to their useful economic lives of approximately 30 years.

Mobilization Costs

Transportation and other expenses incurred prior to commencement of geophysical operations in an area are deferred and amortized over the term of the related contract. Unamortized mobilization costs of $4.2 million and $1.4 million were included in other current assets at July 31, 2005 and 2004, respectively and $4.7 million was included in other assets at July 31, 2004. Amounts applicable to surveys performed for our own account are included in the cost of the multi-client data library.

Stock-Based Compensation

We maintain stock-based compensation plans that are accounted for using the intrinsic value based method allowed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of the underlying stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. Our plans do not permit us to grant stock options at a price lower than market, therefore, we do not record any compensation expense related to stock options. In December 2004, the Financial Accounting Standards Board released SFAS No. 123R, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R, which will become effective for us beginning with our first quarter of fiscal 2006, will require us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards. As required by SFAS No. 148, “Accounting for Stock-Based Compensation,” we disclose the pro forma effect of stock-based compensation expense on net income and earnings per share that would have been recorded had we used the fair value based method. As presented below, adoption of SFAS No. 123R will likely reduce our reported net income or increase our reported net loss in future periods.

The effect on net income and earnings per share that would have been recorded using the fair value based method for our stock compensation plans as required by SFAS 148 is as follows:

		For the Years Ended July 31,
		2005	2004	2003
		(In thousands, except per share amounts)
Net income (loss), as reported		$83,001	$5,221	$(59,097)
Add:	Stock based compensation expense included above, net of related tax effects	228	250	443
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,541)	(4,859)	(11,515)
Pro forma net income (loss)		$80,688	$612	$(70,169)

Earnings per share:
Basic - as reported		$2.45	$.16	$(1.77)
Diluted - as reported		2.37	.15	(1.77)
Basic - pro forma		2.38	.02	(2.11)
Diluted - pro forma		2.30	.02	(2.11)

The pro forma effect on net income and earnings per share may not be representative of the pro forma effects on future net income and earnings per share because some options vest over several years and additional awards may be granted.

Earnings Per Share

The computation of basic earnings per share is based on the weighted average common shares outstanding, including exchangeable shares. The computation of diluted earnings per share is based upon the weighted average common shares outstanding and additional common shares, utilizing the treasury stock method and average market prices, which would have been outstanding if dilutive potential common shares had been issued. Potentially dilutive securities include stock options issued to our employees and directors and our Convertible Senior Notes. Because we recorded net losses for fiscal 2003, no securities are dilutive and basic and diluted earnings per share are the same for that year. (See Note 11.)

2. Other assets

Software

We develop software internally and obtain software through acquisitions such as Reservoir Characterization Research and Consulting, Inc. (“(RC)2”) and certain assets from Hampson-Russell Software Services, Ltd. For internally developed software designed for external licensing, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. Software available for sale is included in other assets on our Consolidated Balance Sheet. Since the sale of the (RC)2 software operation, detailed below, software available for sale has consisted entirely of the Hampson-Russell suite of products.

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

The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. The software is also subject to a minimum amortization equal to the unamortized balance at the beginning of the period divided by the remaining book life. Estimated useful lives of our software products range from three to five years. Amortization expense for our software was $3.3 million, $3.1 million and $4.7 million for fiscal 2005, 2004 and 2003, respectively.

Debt Issuance Costs

We capitalize costs incurred during the process of obtaining debt financing, including commissions, legal fees, and filing fees. We amortize these costs over the life of the related debt instrument. In the case of our Convertible Senior Notes, which have a life of 20 years, we are amortizing the debt issuance costs over the 5-year period from the Convertible Senior Notes’ issuance to the first date the Convertible Senior Notes are redeemable, absent certain specified conditions. The amortization of debt issuance cost, recorded in interest expense, was $1.2 million, $7.1 million and $1.7 million for fiscal 2005, 2004 and 2003, respectively. The debt issuance cost amortization in fiscal 2004 resulted primarily from the retirement of our Term Debt and the expensing of all related issuance costs.

The carrying value of our software and debt issuance costs is as follows:

	July 31, 2005			July 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Software	$16,396	$9,610	$6,786	$15,656	$6,262	$9,394
Debt Issuance Costs	5,821	1,597	4,224	5,660	431	5,229

3. Long-term Debt

Our long-term debt consists of $155.0 million of Convertible Senior Notes due 2024. In addition, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55 million and various unsecured lines of credit totaling $8.5 million.

The Convertible Senior Notes are our senior unsecured obligations and are convertible under certain circumstances into a combination of cash and our common stock. In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and shares of our common stock for the note’s conversion value in excess of such principal amount. We entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission within 90 days of March 3, 2004 to register resales of the notes and associated shares of common stock. We filed a registration statement on May 28, 2004 in compliance with the registration rights agreement; however, the registration statement was not effective until August 31, 2005. Because our registration statement was not effective on August 31, 2004 as required by the indenture, we incurred liquidated damages in the aggregate amount of $0.8 million in fiscal 2005.

The Convertible Senior Notes bear interest at a per annum rate which is equal to the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The interest rate of the notes, from September 15, 2005 through December 14, 2005, is 3.12%, based on a LIBOR rate of 3.87%. For fiscal 2005, the weighted average interest rate on the notes was 1.72%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

Under certain circumstances and at the option of the holder, the Convertible Senior Notes are convertible prior to the maturity date into cash and shares of our common stock. Certain of these circumstances may result in classification of the Convertible Senior Notes as current on our balance sheet. These circumstances include:

1.               if the closing sale price of our common stock is over 120% of the conversion price, currently $24.03 (with 120% being $28.84), for 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the fiscal quarter preceding the quarter in which the conversion occurs;

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

Given the recent market price for shares of our common stock, it is reasonable to assume that our debt may become convertible as soon as the second quarter of fiscal 2006. Should our stock price remain above the current conversion price, we would not expect any notes to be converted; however, we would have to classify the notes as a current liability on our consolidated balance sheet.

On February 14, 2003, we entered into a Credit Facility with Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and certain other lending institutions. In addition to term loans, which have been retired, the Credit Facility provided a revolving loan facility aggregating $55.0 million, including a facility for swing line loans of up to $10.0 million and the issuance of letters of credit in an aggregate amount of up to $40.0 million. In August 2005, the limit for the issuance of letters of credit was increased to $48.0 million. Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006. The Credit Facility prohibits us from, among other things, paying cash dividends. As of July 31, 2005, there were no borrowings and $8.8 million in letters of credit outstanding under the revolving loan facility, leaving $46.2 million available.

In addition to the Credit Facility, we have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of July 31, 2005, $1.4 million in letters of credit were outstanding under these lines.

Borrowings under the Credit Facility are secured by assets, including equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At July 31, 2005, the carrying value of the secured assets, including intercompany receivables, which are eliminated in consolidation, was $1.2 billion. The Credit Facility and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants relate to measurements as of quarter ending dates, and, as of our last fiscal quarter, ended July 31, 2005, we were in compliance.

During fiscal 2005, we obtained waivers from our lenders under the Credit Facility related to the late filing of our financial statements. The waivers allowed us to deliver our required reports for fiscal 2004 and for the first three quarters of fiscal 2005 later than required under the agreement. All required financial statements for such periods have now been provided to our lenders under the Credit Facility.

4. Other Accrued Liabilities

Other accrued liabilities include the following:

	July 31,
	2005	2004
	(In thousands)
Accrued payroll and benefits	$35,679	$19,698
Accrued taxes other than income taxes	5,985	8,083
Accrued insurance	9,105	4,728
Accrued dry dock	3,181	2,420
Other	11,243	9,033
Total	$65,193	$43,962

5. Income Taxes

Income (loss) before provision (benefit) for income taxes was earned in the following jurisdictions:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands)
U.S	$46,224	$4,192	$(35,862)
Non-U.S	30,019	4,744	5,000
Total	$76,243	$8,936	$(30,862)

Certain income classified as non-U.S. is also subject to U.S. income taxes. Provision (benefit) for income taxes consists of the following:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands)
Current — U.S	$23,444	$(3,293)	$7,513
Deferred — U.S	(38,380)	—	13,341
Current — Non-U.S	9,078	6,052	2,462
Deferred — Non-U.S	(900)	956	4,919
Total	$(6,758)	$3,715	$28,235

A reconciliation between the provision (benefit) for income taxes and the amount computed by applying the U.S. statutory income tax rate to income (loss) before provision (benefit) for income taxes is as follows:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands)
Income tax provision (benefit) computed at the U.S. statutory rate	$26,685	$3,128	$(10,802)
Increase (decrease) in taxes resulting from:
Non-U.S. activities	3,029	8,662	7,913
Adjustments to tax contingencies and resolution of certain tax matters	776	(5,173)	—
Deduction of worthless stock of a subsidiary	—	(3,446)	—
Tax credits	(3,369)	(1,671)	(800)
Valuation allowances on deferred income tax assets	(34,417)	1,408	20,615
Non-deductibles	892	521	—
Software amortization	—	411	616
Adjustments to prior year tax returns	(566)	103	2,880
Goodwill	—	—	7,852
Other	212	(228)	(39)
Total	$(6,758)	$3,715	$28,235

The increase in taxes resulting from non-U.S. activities includes non-U.S. earnings taxed at other than the U.S. statutory rate, non-U.S. withholding taxes, U.S. foreign tax credit or deductions, U.S. tax on non-U.S. branch operations or foreign dividends, foreign tax contingencies and changes in valuation allowances on foreign deferred taxes.

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

Deferred income tax assets (liabilities) result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred income tax assets (liabilities) are as follows:

	July 31,
	2005	2004
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$24,156	$33,867
Multi-client data library	13,801	20,684
Property and equipment	8,711	7,827
Tax credit carryforwards	540	5,581
Accrued liabilities	5,424	5,062
Pension liabilities	3,106	32
Capitalized costs	2,703	3,140
Deferred revenues	6,255	2,017
Other	2,093	1,949
Valuation allowances	(17,772)	(73,036)
Deferred income tax assets – net	49,017	7,123
Deferred income tax liabilities:
Partnerships	(5,157)	(3,840)
Deferred charges	(441)	(3,253)
Deferred mobilization	(1,278)	—
Other	—	(243)
Deferred income tax liabilities	(6,876)	(7,336)
Net deferred income tax assets (liabilities)	$42,141	$(213)

A valuation allowance, by tax jurisdiction, is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The valuation allowances are periodically adjusted based upon the available evidence. Adjustments are also made to recognize the expiration of NOL and tax credit carryforwards, with equal and offsetting adjustments to the related deferred income tax asset. During fiscal 2003, we provided an additional $20.1 million valuation allowance as the evidence, including historical losses, did not support a more likely than not conclusion that portions of our deferred tax assets would be realized. As a result, the fiscal 2003 tax provision included a non-cash charge of $20.1 million for the increased valuation allowance. During fiscal 2005, we concluded that certain valuation allowances were no longer necessary as available evidence, including recent profits and estimates of projected future taxable income, supported a more likely than not conclusion that the related deferred tax assets would be realized. As a result, the fiscal 2005 tax benefit includes a non-cash benefit of $36.9 million.

During fiscal 2005, our valuation allowances decreased $55.3 million. $36.9 million of the decrease was due to the reversal of deferred tax valuation allowances, $16.6 million was due to the net utilization of fully reserved deferred tax assets and $1.8 million was due to expiration of fully reserved deferred tax assets during the period. As of July 31, 2005, we had $17.8 million of valuation allowances related to deferred tax assets in jurisdictions where historical losses indicate realization is doubtful.

Since the quasi-reorganization with respect to Digicon on July 31, 1991, the tax benefits of NOL carryforwards existing at the date of the quasi-reorganization have been recognized through a direct addition to paid-in capital, when realization is more likely than not. The following schedule sets forth the expiration dates of the non-U.S. NOL carryforwards as of July 31, 2005. We had no U.S. NOL carryforwards.

Fiscal Year	Non-U.S. Net Operating Losses

2006	$3,127
2007	909
2008	920
2009	1,107
2010	960
2011	245
2012	743
2013	892
2014	378
2015	2,055
Indefinite	65,459
Total	$76,795

During fiscal 2003, we utilized $21.0 million of U.S. NOL carryforwards, during fiscal 2004, we utilized $8.1 million of U.S. NOL carryforwards, and during fiscal year 2005, we utilized $3.9 million of U.S. NOL carryforwards.

Non-U.S. operations had NOL carryforwards of $76.8 million at July 31, 2005, of which $0.6 million existed prior to the quasi-reorganization, and of which $56.6 million are subject to valuation allowances. Of the $76.8 million of non-U.S. NOL carryforwards, approximately $33.5 million relate to Brazilian operations, $17.0 million relate to Australian operations, and $8.8 million relate to United Kingdom operations, all of which have an indefinite carryforward period, and are available to offset future income (subject to certain limitations).

We consider the undistributed earnings of our non-U.S. subsidiaries to be permanently reinvested and we have not provided deferred U.S. income tax on those earnings. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate earnings that have not yet been remitted to the U.S.

6. Commitments and Contingent Liabilities

Total rentals of vessels, equipment and office facilities charged to operations amounted to $92.8 million, $72.6 million and $72.2 million for the years ended July 31, 2005, 2004 and 2003, respectively.

Minimum rentals payable under operating leases, principally for office space and vessel charters with remaining non-cancelable terms of at least one year are as follows:

Fiscal Year	Minimum Rentals
(In thousands)
2006	$41,207
2007	20,385
2008	10,000
2009	9,723
2010 and thereafter	24,107
Total	$105,422

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

We issue purchase orders for the procurement of supplies and certain services. As of July 31, 2005, we had $10.7 million of purchase orders outstanding.

7. Employee Benefits

Employee Retirement Plans

We maintain a 401(k) plan in which employees of our majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. Employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 50% of their salary up to the statutory maximum dollar amount, which is $14,000 for calendar 2005. Prior to January 1, 2003, we contributed an amount equal to one-half of the employee’s contribution of up to $8,000 or 8% of the employee’s salary (whichever was less). As of January 1, 2003, we contribute an amount equal to the employee’s contribution up to a maximum of 5% of the employee’s salary or the statutory maximum. Our matching contributions to the 401(k) plan were $2.1 million, $1.8 million and $1.4 million for fiscal 2005, 2004 and 2003, respectively.

We maintain a plan, the Canadian RRSP plan, in which employees, primarily in our Canadian subsidiaries, are eligible to participate. Employees are permitted to make contributions of up to 10% of their salary and we contribute an amount equal to 50% of the employee’s contribution up to a maximum of 5% of the employees’ salary. An employee may contribute an additional amount so that the total contribution to the employee’s account equals up to 18% of the employee’s salary for the prior year not to exceed $16,500 for calendar year 2005. Our matching contributions to this plan were $0.8 million, $0.7 million and $0.7 million for fiscal 2005, 2004 and 2003, respectively.

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

Prior to December 11, 2002, we also maintained a stock option plan for non-employee directors (the “Director Plan”) under which options were granted to our non-employee directors. The Director Plan provided that every year each eligible director was granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over five to ten years from the date of grant. The exercise price for each option granted was the fair market value at the date of grant. The Board of Directors authorized 600,000 shares of common stock to be issued under the Director Plan.

On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Options issued to employees under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant; have five-year lives and vest over three years. Options issued to continuing non-employee directors under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest immediately. As of July 31, 2005, 1,625,314 shares were reserved for issuance under the Share Incentive Plan, with no more than 432,969 of those shares issuable in any form other than stock options.

Commencing with annual director’s fees paid in calendar year 2003, each of our non-employee directors may elect to receive deferred share units issued under our Share Incentive Plan in lieu of 25, 50, 75 or 100% of his or her annual director’s fees. Once vested, each share unit is convertible into one share of our common stock. A director who elects to receive share units prior to the end of any calendar year, in lieu of all or a portion of the following year’s annual director fees, is entitled to receive on January 1 of the following year that number of deferred share units with a fair market value, as defined in the plan, equal to the amount deferred. The share units then issued vest, coinciding with the normal payment of quarterly director’s fees, 25 percent on each of the following dates: January 1 (the grant date), April 1, July 1 and October 1. Vested share units convert to shares of our common stock upon the director’s retirement or other termination. In calendar year 2004 and 2003, 2,386 and 3,165 deferred share units were issued, respectively. No deferred share units were issued in calendar 2005.

The following tables provide additional information related to our stock option plans:

	For the Year Ended July 31, 2005
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life In Years
Beginning balance	3,179,873	$16.19
Options granted	20,000	26.43	$10.81	4
Options exercised	(631,310)	10.94
Options forfeited	(145,773)	18.12
Total outstanding	2,422,790	17.52
Options exercisable	1,653,172	20.44

Options by range of exercise price:

		Total
	Exercisable	Outstanding
$0.00-$5.65	4,333	4,333
$5.65-$11.30	663,443	1,333,061
$11.30-$16.95	79,450	159,450
$16.95-$22.60	186,547	191,547
$22.60-$28.25	332,176	347,176
$28.25-$33.90	—	—
$33.90-$39.55	371,923	371,923
$39.55-$45.20	8,759	8,759
$45.20-$50.85	4,828	4,828
$50.85-$56.50	1,713	1,713
Total	1,653,172	2,422,790

	For the Year Ended July 31, 2004
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning balance	4,029,499	$15.24
Options granted	656,400	12.17	$6.32
Options exercised	(1,042,866)	10.30
Options forfeited	(463,160)	15.74
Total outstanding	3,179,873	16.19
Options exercisable	1,699,830	20.92

	For the Year Ended July 31, 2003
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning balance	1,884,665	$22.97
Options granted	2,673,137	9.94	$5.36
Options exercised	(83,896)	7.09
Options forfeited	(444,407)	17.33
Total outstanding	4,029,499	15.27
Options exercisable	2,083,780	18.96

The weighted average fair values of options granted are determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

	For the Years Ended July 31,
	2005	2004	2003
Risk-free interest rate	3.7%	3.7%	3.0%
Expected volatility	46.8%	64.9%	69.0%
Expected life in years	4.0	4.0	4.0

On November 1, 1997, we initiated an employee stock purchase plan. This plan was amended and restated on December 11, 2002 and called the Employee Share Purchase Plan. The Board of Directors originally authorized 1,000,000 shares available for issuance under the plan and at July 31, 2005, 820,262 shares remained available for issuance. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant’s base pay as defined. The participant’s option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter. During fiscal 2005, 86,940 shares of common stock were issued with a weighted fair value at grant of $18.41 per share. During fiscal 2004, 244,232 shares of common stock were issued with a weighted average fair value at grant date of $7.47. During fiscal 2003, 275,614 shares of common stock were issued with a weighted average fair value at grant of $7.42 per share.

On June 9, 1998, we initiated a restricted stock plan. This plan was amended and restated on March 7, 2000 to make an aggregate of 173,975 shares available for issuance under the plan. On March 8, 2001, an additional 200,000 shares were reserved for use under the plan. On December 11, 2002, the plan was replaced by the Employee Share Purchase Plan, which allows the granting of restricted stock. The Board of Directors’ Compensation Committee determines the eligibility of an employee and the terms and amount of each grant. In addition, we have issued restricted stock in conjunction with certain employment agreements.

The following tables represent the restricted shares issued in fiscal 2005 and 2004:

Year Ended July 31, 2005
Number of Shares Granted	Grant Date	Closing Share Price on Grant Date	Vesting Period (Years)
12,500	August 2004	$21.23	3
2,500	June 2005	30.15	3

Year Ended July 31, 2004
Number of Shares Granted	Grant Date	Closing Share Price on Grant Date	Vesting Period (Years)
46,289	January 2004	$11.36	3
6,000	February 2004	12.91	3
2,000	July 2004	23.46	3

Pension Plan

We maintain a contributory defined benefit pension plan (the “Pension Plan”) for eligible participating employees in the United Kingdom. Monthly contributions by employees are equal to 5.5% of their salaries. We provide an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee’s final pensionable salary (as defined) for each complete year of service up to 2/3 of the employee’s final pensionable salary and increase annually in line with inflation subject to a maximum of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities that are held and managed by an independent trustee.

The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets measured at July 31, 2005 and July 31, 2004, respectively:

	July 31,
	2005	2004
	(In thousands)
Benefit obligation at beginning of year	$19,882	$16,338
Service cost	754	542
Interest cost	1,235	1,061
Contributions by plan participants	431	369
Actuarial loss	16,295	145
Benefits paid	(186)	(196)
Foreign currency exchange rate changes	(1,964)	1,623
Benefit obligation at end of year	$36,447	$19,882

Fair value of plan assets at beginning of year	$14,088	$10,926
Actual gain (loss) on plan assets	3,616	951
Employer contributions	972	927
Plan participants’ contributions	431	369
Benefits paid	(46)	(196)
Foreign currency exchange rate changes and other	(1,060)	1,111
Fair value of plan assets at end of year	$18,001	$14,088

The funded status of the Pension Plan is as follows:

	July 31,
	2005	2004
	(In thousands)
Projected benefit obligation in excess of plan assets	$18,446	$5,794
Unrecognized prior service costs	(1,386)	(1,598)
Unrecognized actuarial loss	(5,003)	(2,602)
Net pension liability	$12,057	$1,594

Amounts included in the consolidated balance sheet consist of:

	July 31,
	2005	2004
	(In thousands)
Accrued benefit liability	$13,443	$3,192
Intangible asset	(1,386)	(1,598)
Net pension liability	$12,057	$1,594

Our pension liability is included in “Other non-current liabilities” on our balance sheet. The excess of our accumulated benefit obligation over our prior service costs is recorded in “Accumulated comprehensive income – other” on our balance sheet, and is $8.4 million in fiscal 2005 and $1.2 million in fiscal 2004.

The net periodic pension costs are as follows:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands)
Service costs (benefits earned during the period)	$754	$542	$584
Interest cost on projected benefit obligation	1,235	1,061	810
Expected return on plan assets	(968)	(787)	(665)
Net amortization and deferral	164	194	222
Net periodic pension costs	$1,185	$1,010	$951

The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

	For the Years Ended July 31,
	2005	2004	2003
Discount rate	5.0%	6.0%	6.0%
Rates of increase in compensation levels	4.3%	4.0%	4.0%
Expected long-term rate of return on assets	6.8%	6.5%	6.5%

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We have used a rate we believe is appropriate for long-term investment in an equity-based portfolio.

The weighted-average asset allocations by asset category for the plan assets are as follow:

	For the Years Ended July 31,
Asset Category	2005	2004
Equity securities	98.0%	98.8%
Cash	2.0%	1.2%
Total	100.0%	100.0%

Our target weighted-average asset allocation for the plan assets is 100% in equity securities.

For fiscal 2006, we plan to contribute approximately $0.9 million to the pension plan. We expect future benefit payments of:

Year	Amount
(In thousands)
2006	$43
2007	56
2008	78
2009	89
2010	103
Years 2011 to 2015	1,669

8. Common and Preferred Stock and Special Voting Stock and Exchangeable Shares

We are authorized to issue 78.5 million shares of common stock.

The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value $.01, in one or more series and determine the voting rights, preferences as to dividends, liquidation, conversion, and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 2005.

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

Two shares of special voting stock of Veritas DGC Inc. are authorized and outstanding, each as a series of common shares. One special voting share was issued in connection with the combination of Digicon Inc. (Veritas DGC Inc.’s former name) and Veritas Energy Services Inc. in August of 1996. The other special voting share was issued in connection with the combination of Veritas DGC Inc., Veritas Energy Services and Enertec Resources Inc. in September 1999.

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

9. Gain on Involuntary Conversion of Assets

In January 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. This seismic equipment is insured at its replacement cost. As a result, the insurance proceeds for reimbursement of certain costs and to acquire replacement equipment in excess of the book value of the equipment lost less our deductible was recorded as a gain of $9.9 million.

10. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands)
Net foreign currency exchange loss (gain)	$(110)	$1,248	$(82)
Interest income	(5,262)	(1,602)	(960)
Loss from unconsolidated subsidiary (1)	—	958	1,111
Other	(765)	(621)	147
Total	$(6,137)	$(17)	$216

(1)This subsidiary was consolidated with our adoption of FIN 46R as of April 30, 2004.

11. Net Income (Loss) Per Common Share

Net income (loss) per common share — basic and diluted is computed as follows:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net income (loss)	$83,001	$5,221	$(59,097)

Basic:
Weighted average common shares (including exchangeable shares)	33,843	33,572	33,305

Net income (loss) per share	$2.45	$.16	$(1.77)

Diluted:
Weighted average common shares (including exchangeable shares)	33,843	33,572	33,305
Shares issuable from the assumed exercise of options	1,166	660	—
Shares issuable from the assumed vesting of restricted stock	45	28	—
Total	35,054	34,260	33,305

Net income (loss) per share	$2.37	$.15	$(1.77)

Certain options to purchase common shares have been excluded from the calculation of diluted weighted average shares because the result would be anti-dilutive. Due to the net loss for fiscal 2003, all options to purchase common shares have been excluded from the computation. Options excluded are shown in the following table:

	For the Years Ended July 31,
	2005	2004	2003
Number of options	681,650	1,079,591	4,029,499
Exercise price range	$26.00-$55.13	$14.56-$55.13	$5.25-$55.13
Expiring through	March 2012	March 2012	March 2012

The Convertible Senior Notes are not convertible as of July 31, 2005 and the shares issuable from such conversion, while considered, are not included in this income per share calculation as they are anti-dilutive (See Note 3 for a description of our Convertible Senior Notes.)

12. Segment and Geographical Information

Beginning in fiscal 2005, we organized the company into three geographic regions: North and South America (NASA); Europe, Africa, the Middle East and Commonwealth of Independent States (EAME); and Asia Pacific (APAC). Our geographic segments offer a common suite of products and services to their customers, although each product or service may be adapted to meet the needs of the local markets. This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors. The information related to fiscal 2004 and 2003 has been restated to reflect the new segment structure. A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Year Ended July 31, 2005
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$404,866	$130,989	$98,171	$—	$634,026
Operating income (loss)	68,618	18,176	9,118	(31,671)	64,241
Net income (loss) before income tax	78,807	19,161	9,677	(31,402)	76,243
Total assets	516,675	119,632	51,915	278,376	966,598

	For the Year Ended July 31, 2004
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$385,896	$118,448	$60,125	$—	$564,469
Operating income (loss)	54,327	6,026	1,851	(34,434)	27,770
Net income (loss) before income tax	55,474	5,918	142	(52,598)	8,936
Total assets	494,985	116,158	38,014	127,089	776,246

	For the Year Ended July 31, 2003
	NASA	EAME	APAC	Corporate	Total
	(In thousands)
Revenues	$376,721	$91,329	$33,771	$—	$501,821
Operating income (loss)	38,019	10,675	5,724	(66,530)	(12,112)
Net income (loss) before income tax	37,083	11,202	4,723	(83,870)	(30,862)
Total assets	540,968	115,697	37,005	97,275	790,945

Corporate includes corporate overhead and certain non-recurring adjustments. In fiscal 2003, these adjustments include impairment of goodwill of approximately $35 million.

This table presents consolidated revenues by geographic area based on the location of the use of the product or service for the years ended July 31, 2005, 2004 and 2003:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands)
Geographic areas:
United States	$287,993	$245,144	$190,898
Canada	92,639	88,283	71,911
Latin America	17,178	57,210	113,754
Europe	71,852	79,182	33,713
Middle East/Africa	62,515	32,513	54,201
Asia Pacific	101,849	62,137	37,344
Total	$634,026	$564,469	$501,821

This table presents property and equipment, net of depreciation, by geographic area based on the location of the assets:

	For the Years Ended July 31,
	2005	2004	2003
	(In thousands)
Geographic areas:
United States	$93,194	$83,181	$107,159
Asia Pacific	8,121	7,503	9,125
Canada	14,808	17,317	15,481
Europe	8,212	8,213	9,705
Latin America	1,176	1,958	2,269
Middle East/Africa	2,406	3,491	5,914
Total	$127,917	$121,663	$149,653

In fiscal 2005, a single, large multi-national oil company represented 12% of our revenues. In fiscal 2004 and 2003, no customer accounted for 10% or more of total revenue.

We generate our revenue in the exploration and production (“E&P”) sector of the petroleum industry and, therefore, are subject to fluctuations in E&P spending. E&P spending is directly related to the actual and expected prices of oil and gas, which are subject to wide and relatively unpredictable variations.

13. Selected Quarterly Financial Data (Unaudited)

	For the Year Ended July 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Revenues	$129,581	$192,228	$175,510	$136,707
Net income (loss)	978	17,368	18,407	46,248
Net income (loss) per common share — basic	.03	.51	.54	1.36
Net income (loss) per common share — diluted	.03	.51	.52	1.31

	For the Year Ended July 31, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Revenues	$102,407	$145,056	$180,714	$136,292
Net income (loss)	(26,985)	13,594	10,064	8,548
Net income (loss) per common share — basic	(.80)	.40	.30	.26
Net income (loss) per common share — diluted	(.80)	.40	.29	.25

Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

VERITAS DGC INC. AND SUBSIDIARIES

Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves

Schedule II

(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
2005	$1,109	$775	$—	$(562)	$1,322
2004	7,953	—	—	(6,844)	1,109
2003	4,143	3,810	—	—	7,953

Accrued dry dock
2005	$2,420	$4,612	$—	$(3,851)	$3,181
2004	3,227	4,604	—	(5,411)	2,420
2003	2,857	3,351	—	(2,981)	3,227

Tax valuation allowances
2005	$73,036	$3,195	$—	$(58,459)	$17,772
2004	61,112	11,924	—	—	73,036
2003	28,445	37,756	—	(5,089)	61,112

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of July 31, 2005. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission and communicated to our management as appropriate to allow timely discussions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934). An evaluation of the effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of July 31, 2005.

Our assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Changes in Internal Control over Financial Reporting

We previously restated our financial statements for the fiscal periods of 2002 through the third quarter of fiscal 2004 due to our failure to properly record revenue and expenses in the appropriate periods.  Based upon our investigations and those of the Audit Committee of our Board of Directors, we concluded that, as of July 31, 2004, we had material weaknesses in the operation of our internal control over financial reporting.  We disclosed these material weaknesses in each of the first three quarters of fiscal 2005 and took steps to remediate those material weaknesses through the fourth quarter of fiscal 2005.  During the fourth quarter of fiscal 2005, we completed our testing of the design and operating effectiveness of the remediated controls and concluded that the material weaknesses were remediated.

Prior to the fourth quarter of fiscal 2005, we strengthened our internal control over financial reporting and our control environment, taking many actions including:

•                  Increased the size and scope of our internal audit department

•                  Increased our documentation, review and remediation efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002

•                  Installed a software-enabled system to monitor and manage our internal controls

•                  Began requiring support certification regarding accounting and controls from operational management and others with particular knowledge or span of control

•                  Began requiring operational accounting staff to provide increased amounts of non-financial information related to changes in operations in general and controls specifically.

•                  Implemented the use of an external agency for our whistle-blower hotline

•                  Began involving corporate finance in the hiring and review of divisional accounting personnel

•                  Established a formal evaluation and implementation process regarding changes in accounting rules

With specific regard to accounting staff, we have:

•                  Replaced certain accounting personnel

•                  Changed reporting relationships

•                  Reorganized the accounting function, emphasizing segregation of duties and review processes

•                  Evaluated and  are addressing staffing requirements, including a sufficient complement and qualifications of personnel

We made one change to our internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change was the institution of a global policy requiring review of all material customer contracts by accountants knowledgeable in revenue recognition and also requiring signed documentation of such reviews. Additionally, as many of the changes we made to our controls and control environment during fiscal 2005 are ongoing in nature, they may lead to future improvements; however, we do not expect any of these future, incremental, improvements to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to the material to appear under the heading “Election of Directors” in the Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 11. Executive Compensation

Information required by this item is incorporated by reference to the material to appear under the heading “Management” in the Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents data related to all of our equity compensation plans for both non-employee directors and employees as of July 31, 2005, and provides information related to potential ownership dilution as of such date:

Equity Compensation Plan Information

as of July 31, 2005

				Number of securities remaining
				available for future issuance under
				equity compensation plans
	Number of securities to		Weighted-average	(excluding securities to be issued
Equity Compensation Plan	be issued upon exercise		exercise price of	upon exercise of
Category	of outstanding options		outstanding options	outstanding options)

Equity compensation plans approved by stockholders	1,026,909	(1)	$13.52	2,445,576	(2)

Equity compensation plans not approved by stockholders	1,395,881	(3)	20.47	0	(4)

(1)                             Includes 798,122 options issued under our Share Incentive Plan approved by stockholders in December 2002. Includes 208,787 options issued before December 9, 1998 under our 1992 Employee Non-qualified Stock Option Plan and 20,000 options issued before December 9, 1997 under our 1992 Non-employee Director Non-qualified Stock Option Plan. Stockholders approved both of the 1992 plans initially and in December 1997 approved amendments increasing the number of shares, which could be issued pursuant to options under the 1992 Employee Non-qualified Stock Option Plan. On December 9, 1997, our board of directors increased the number of options available under the 1992 Non-employee Director Non-qualified Stock Option Plan without obtaining stockholder approval and on December 9, 1998, increased the number of options available under the 1992 Employee Non-qualified Stock Option Plan without obtaining stockholder approval. We have assumed that options issued before those dates were issued under plans approved by stockholders and that options issued on or after those dates were issued pursuant to plans not approved by stockholders.

(2)                             Includes 820,262 shares available for issuance under our employee stock purchase plan and 1,625,314 shares available for issuance under our Share Incentive Plan. Under our Share Incentive Plan, our compensation committee is authorized to make awards to participants in the form of stock options, restricted stock, deferred share units, share appreciation rights or performance shares. The aggregate number of shares available for award under the plan is currently 1,625,314, of which no more than 432,969 shares may be awarded in any form other than stock options.

(3)                             Includes 554,317 options issued on or after December 9, 1998 under our 1992 Employee Non-qualified Stock Option Plan and 101,500 options issued on or after December 9, 1997 under our 1992 Non-employee Director Non-qualified Stock Option Plan. See note 1 above. Also includes options we assumed in connection with our acquisitions of Enertec Resource Services Inc. in August 1999 and Reservoir Characterization Resource Consulting Inc. in February 2001. The remaining 740,064 options were issued under our 2001 Key Employee Non-qualified Stock Option Plan that was not approved by stockholders.

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

Prior to December 11, 2002, we had two employee nonqualified stock option plans – our 1992 Employee Non-qualified Stock Option Plan (the “1992 Plan”) and our 2001 Key Employee Non-qualified Stock Option Plan (the “2001 Plan”). Prior to December 11, 2002, we granted options to select employees, including our officers, under the 1992 Plan and to select employees, excluding our officers, under the 2001 Plan. Stockholders approved the adoption of the 1992 Plan in December 1992 and also approved all amendments to the plan through December 1997. In December 1998 and March 1999, our board adopted amendments to the 1992 Plan that increased the number of options available for grant by 1,204,550 and 550,000, respectively. We did not seek stockholder approval of these amendments as such approval was not then required by the terms of the plan, applicable law or stock exchange requirements. In January 2001, we adopted our 2001 Plan, which allowed the issuance of up to 2 million options. We did not seek stockholder approval of the 2001 Plan as such approval was not then required by applicable law or stock exchange requirements.

Options granted under the 1992 Plan and 2001 Plan generally vested over three years and were exercisable over a five to ten-year period from the date of grant. The exercise price for each option is the closing price on the New York Stock Exchange on the last trading day prior to the grant date. As of July 31, 2005, a total of 884,604 options were outstanding under the 1992 Plan and 740,064 were outstanding under our 2001 Plan. No further options may be issued under either plan after December 11, 2002.

Prior to December 11, 2002, we also maintained a stock option plan for non-employee directors (the “Director Plan”) under which options were granted to our non-employee directors. Stockholders approved the adoption of the Director Plan in December 1992 and also approved all amendments to the plan through December 1994. In December 1997, our board adopted amendments to the Director Plan that increased the number of options available for grant by 400,000. We did not seek stockholder approval of these amendments as such approval was not then required by the terms of the plan, applicable law or stock exchange requirements.

The Director Plan provided that every year each eligible director was granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over five to ten years from the date of grant. The exercise price for each option is the closing price on the New York Stock Exchange on the last trading day prior to the grant date. As of July 31, 2005, a total of 121,500 options were outstanding under the Director Plan. No further options may be issued under the Director Plan after December 11, 2002.

Our current Share Incentive Plan is described further in the Note 7 to Notes to Consolidated Financial Statements above.

Certain information required by this item is incorporated by reference to the material to appear under the headings “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the material to appear under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the material to appear under the heading “Ratification of Selection of Independent Accountants” in the Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Responsibility for Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Years Ended July 31, 2005
Consolidated Balance Sheets as of July 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Three Years Ended July 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for the Three Years Ended July 31, 2004
Notes to Consolidated Financial Statements
Financial Statement Schedule - Valuation and Qualifying Accounts and Reserves

(a)(2)	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves appears on page 49. All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

(a)(3)  See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 10th day of October, 2005.

VERITAS DGC INC.

By:	/s/THIERRY PILENKO
Thierry Pilenko
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 10th day of October 2005.

/s/ THIERRY PILENKO	Chairman of the Board and Chief Executive Officer, Director
Thierry Pilenko

/s/ STEPHEN J. LUDLOW	Vice Chairman, Director
Stephen J. Ludlow

/s/ TIMOTHY L. WELLS	President and Chief Operating Officer
Timothy L. Wells

/s/ MARK E. BALDWIN	Executive Vice President, Chief Financial Officer and Treasurer
Mark E. Baldwin

/s/ VINCENT M. THIELEN	Vice President, Corporate Controller
Vincent M. Thielen

/s/ LOREN K. CARROLL	Director
Loren K. Carroll

/s/ CLAYTON P. CORMIER	Director
Clayton P. Cormier

/s/ JAMES R. GIBBS	Director
James R. Gibbs

/s/ JAN A. RASK	Director
Jan A. Rask

/s/ YORAM SHOHAM	Director
Yoram Shoham

/s/ DAVID F. WORK	Director
David F. Work

/s/ TERENCE K. YOUNG	Director
Terence K. Young

EXHIBIT INDEX

Exhibit No.	Description
3.1	—

Restated Certificate of Incorporation with amendments of Veritas DGC Inc. dated August 30, 1996. (Exhibit 3.1 to Veritas DGC Inc.’s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

3.2	—

Certificate of Ownership and Merger of New Digicon Inc. And Digicon Inc. (Exhibit 3-B to Digicon Inc.’s Registration Statement No. 33-43873 dated November 12, 1991 is incorporated herein by reference.)

3.3	—

Certificate of Amendment to Restated Certificate of Incorporation of Veritas DGC Inc. dated September 30, 1999 (Exhibit 3-D to Veritas DGC Inc.’s For 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

3.4	—

Certificate of Amendment to Restated Certificate of Incorporation of Veritas DGC Inc. dated September 30, 1999 (Exhibit 4.4 to Veritas DGC Inc.’s Registration Statement No. 333-111997 dated January 20, 2004 is incorporated herein by reference.)

3.5	—

By-laws of Veritas DGC Inc. as amended and restated September 23, 2003 (Exhibit 4.5 to Veritas DGC Inc.’s Registration Statement No. 333-111997 dated January 20, 2004 is incorporated herein by reference.)

4.1	—	Specimen Veritas DGC Inc. Common Stock certificate (Exhibit 4-C to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 1996 is incorporated herein by reference.)
4.2	—

Rights Agreement between Veritas DGC Inc. and ChaseMellon Shareholder Services, L.L.C. dated as of May 15, 1997. (Exhibit 4.1 to Veritas DGC Inc.’s Current Report on Form 8-K filed May 27, 1997 is incorporated herein by reference.)

4.3	—

Indenture dated March 3, 2004 between Veritas DGC Inc. and U.S. Bank National Association, as trustee. (Exhibit 4.2 to Veritas DGC Inc.’s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)

4.4	—

Global note representing $125,000,000 aggregate principal amount of Floating Rate Convertible Senior Notes Due 2024 (Exhibit 4.3 to Veritas DGC Inc.’s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)

4.5	—

Registration Rights Agreement dated as of March 3, 2004 by and between Veritas DGC Inc. and Deutsche Bank Securities Inc. (Exhibit 4.1 to Veritas DGC Inc.’s Current Report on Form 8-K dated March 3, 2004 is incorporated herein by reference.)

9.1	—

Voting and Exchange Trust Agreement dated August 30, 1996 among Digicon Inc., Veritas Energy Services Inc. and The R-M Trust Company. (Exhibit 9.1 of Veritas DGC Inc.’s Current Report on Form 8-K dated September 16, 1996 is incorporated herein by reference.)

9.2	—

Voting and Exchange Trust Agreement dated September 30, 1999 among Veritas DGC Inc., Veritas Energy Services Inc. and CIBC Mellon Trust Company. (Exhibit 9-B to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 1999 is incorporated herein by reference.)

10.1	—

Support Agreement dated August 30, 1996 between Digicon Inc. and Veritas Energy Services Inc. (Exhibit 10.1 of Veritas DGC Inc.’s Current Report on Form 8-K dated August 30, 1996 is incorporated herein by reference.)

**10.2	—	Form of Restricted Stock Grant Agreement (Exhibit 10.2 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.).
**10.3	—	Key Contributor Incentive Plan as amended and restated March 3, 2003. (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated March 3, 2005 is incorporated herein by reference.)

**10.4	—

1992 Non-Employee Director Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-B to Veritas DGC Inc.’s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)

**10.5	—

1992 Employee Nonqualified Stock Option Plan as amended and restated March 7, 2000. (Exhibit 10-C to Veritas DGC Inc.’s Form 10-Q for the quarter ended April 30, 2000 is incorporated herein by reference.)

**10.6	—

Amended and Restated Employment Agreement between Veritas DGC Inc. and Matthew D. Fitzgerald. (Exhibit 10-A to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.7	—

Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and Matthew D. Fitzgerald. (Exhibit 10-B to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.8	—

Amended and Restated Employment Agreement between Veritas DGC Inc. and Stephen J. Ludlow. (Exhibit 10-C to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.9	—

Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and Stephen J. Ludlow. (Exhibit 10-D to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.10	—

Amended and Restated Employment Agreement between Veritas DGC Inc. and David B. Robson. (Exhibit 10-E to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.11	—

Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and David B. Robson. (Exhibit 10-F to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.12	—

Amended and Restated Employment Agreement between Veritas DGC Inc. and Timothy L. Wells. (Exhibit 10-K to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.13	—

Amendment No. 1 to Amended and Restated Employment Agreement between Veritas DGC Inc. and Timothy L. Wells. (Exhibit 10-L to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.14	—	Employment Agreement between Veritas DGC Inc. and Larry L. Worden. (Exhibit 10-M to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)
**10.15	—

Amendment No. 1 to Employment Agreement between Veritas DGC Inc. and Larry L. Worden. (Exhibit 10-N to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

**10.16	—	Deferred Compensation Plan effective January 1, 2001. (Exhibit 10-Q to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2000 is incorporated by reference.)
**10.17	—

Rabbi Trust Agreement between Veritas DGC Inc. and Austin Trust Company relating to the Deferred Compensation Plan. (Exhibit 10-R to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2000 is incorporated herein by reference.)

**10.18	—	2001 Key Employee Nonqualified Stock Option Plan effective February 1, 2001. (Exhibit 10-S to Veritas DGC Inc.’s Form 10-Q for the quarter ended January 31, 2001 is incorporated by reference.)
**10.19	—	Key Employee Restricted Stock Plan effective February 1, 2001. (Exhibit 10-T to Veritas DGC Inc.’s Form 10-Q for the quarter ended January 31, 2001 is incorporated herein by reference.)

10.20	—

Credit Agreement among Veritas DGC Inc., as borrower, and Wells Fargo, Inc., as a bank and agent for the banks named therein, dated July 19, 2001. (Exhibit 10-W to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2001 is incorporated herein by reference.)

10.21	—

Credit Agreement, dated as of February 14, 2003, among Veritas DGC Inc., Veritas DGC Limited, Veritas Energy Services Inc., Veritas Energy Services Partnership, Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and the various lending institutions named therein. (Exhibit 10.1 to Veritas DGC Inc.’s Current Report on Form 8-K dated February 19, 2003 is incorporated herein by reference.)

**10.22	—	Veritas DGC Inc. Employee Share Purchase Plan. (Exhibit 4.8 to Veritas DGC Inc.’s Registration Statement No. 333-111997 dated January 20, 2004 is incorporated herein by reference.)
10.23	—

Third Amendment to Credit Agreement dated February 20, 2004 by and among Veritas DGC Inc., Veritas DGC Limited, Veritas Energy Services Inc., Veritas Energy Services Partnership, Deutsche Bank AG, New York Branch, as Administrative Agent, Deutsche Bank AG, Canada Branch, as Canadian Administrative Agent, and the various lending institutions named therein. (Exhibit 10.2 to Veritas DGC Inc.’s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)

10.24	—

Retirement Agreement between Veritas DGC Inc. and David B. Robson dated January 1, 2004. (Exhibit 10.4 to Veritas DGC Inc.’s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)

**10.25	—

Employment Agreement between Veritas DGC Inc. and Thierry Pilenko dated January 26, 2004. (Exhibit 10.3 to Veritas DGC Inc.’s Form 10-Q for the quarter ended January 31, 2004 is incorporated herein by reference.)

**10.26	—

Employment Agreement between Veritas DGC Inc. and Mark E. Baldwin dated August 24, 2004. (Exhibit 10.27 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)

**10.27	—

Employment agreement between Veritas DGC Inc. and Vincent M. Thielen dated September 23, 2003. (Exhibit 10.28 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)

**10.28	—

Veritas DGC Inc. Global Management Incentive Plan (including all amendments through October 4, 2004) (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated March 3, 2005 is incorporated herein by reference.)

**10.29	—	Veritas DGC Inc. Key Contributor Plan (including all amendments through October 4, 2004) (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated March 3, 2005 is incorporated herein by reference.)
**10.30	—	Description of director compensation. (Exhibit 10.31 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.31	—	Form of Indemnity Agreement for directors and officers. (Exhibit 10.32 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.32	—	Form of Stock Option Grant Agreement. (Exhibit 10.33 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.33	—	Form of Deferred Share Unit Award and Deferral Agreement. (Exhibit 10.34 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)

+21	—	Subsidiaries of the Registrant.
+23.1	—	Consent of Independent Registered Public Accounting Firm
+31.1	—	Rule 13a-14(a) certification by CEO.
+31.2	—	Rule 13a-14(a) certification by CFO.
+32.1	—	Section 1350 certification by CEO.
+32.2	—	Section 1350 certification by CFO.

+  Filed herewith

** Management contract or compensatory plan or arrangement