Form 10-Q
period 2005-10-31
VERITAS DGC INC
filed 2005-12-09
CIK 28866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the Company’s common stock, $.01 par value, outstanding at November 30, 2005 was 34,933,314 (including 93,432 Veritas Energy Services Inc. exchangeable shares which are identical to the company’s common stock in all material respects).

TABLE OF CONTENTS

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2005	2004
	(In thousands, except per share amounts)

Revenue	$168,678	$129,581
Cost of services	136,666	116,002
Research and development	4,902	4,094
General and administrative	8,855	6,359
Operating income	18,255	3,126
Interest expense	1,476	757
Interest income	(1,901)	(819)
Gain on involuntary conversion of assets	(2,000)	—
Other (income) expense, net	(126)	241
Income before provision for income taxes	20,806	2,947
Provision for income tax expense	9,019	1,969
Net income	$11,787	$978

Net income per share:
Basic:
Net income per common share	$.34	$.03
Weighted average common shares (including exchangeable shares)	34,689	33,752

Diluted:
Net income per common share	$.32	$.03
Weighted average common shares (including exchangeable shares)	36,838	34,895

Comprehensive income:
Net income	$11,787	$978
Other comprehensive income (net of tax, $0 in all periods):
Foreign currency translation adjustments	4,905	7,285
Unrealized gain on investments available for sale	—	84
Total other comprehensive income	4,905	7,369
Comprehensive income	$16,692	$8,347

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	October 31, 2005	July 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$227,971	$249,393
Restricted cash investments	239	237
Accounts and notes receivable (net of allowance of $814 at October and $1,322 at July)	158,947	165,989
Materials and supplies inventory	6,679	5,381
Prepayments and other	18,152	18,900
Deferred tax asset and tax receivables	10,766	12,486
Total current assets	422,754	452,386

Property and equipment	505,333	495,090
Less accumulated depreciation	376,519	367,173
Property and equipment, net	128,814	127,917

Multi-client data library	333,250	316,793
Deferred tax asset, net	45,599	45,963
Other assets	24,049	23,539
Total	$954,466	$966,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$155,000	$—
Accounts payable, trade	71,968	75,810
Accrued and deferred income taxes	11,347	9,402
Deferred revenue	23,164	42,043
Other accrued liabilities	46,853	65,193
Total current liabilities	308,332	192,448
Non-current liabilities:
Long-term debt	—	155,000
Other non-current liabilities	38,304	36,602
Total non-current liabilities	38,304	191,602
Stockholders’ equity:
Common stock, $.01 par value; issued: 36,109,846 and 35,580,032 shares, respectively (excluding Exchangeable Shares of 141,193 and 155,370, respectively)	361	355
Additional paid-in capital	460,548	451,704
Accumulated earnings	157,932	146,145
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	19,150	14,245
Unrealized gain on investments-available for sale	—	197
Minimum pension liability	(8,410)	(8,410)
Treasury stock, at cost; 1,322,002 and 1,320,106 shares, respectively	(21,751)	(21,688)
Total stockholders’ equity	607,830	582,548
Total	$954,466	$966,598

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$11,787	$978
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	9,045	9,764
Amortization of multi-client library	52,840	36,272
Stock based compensation	1,447	83
Deferred taxes	364	(340)
Change in operating assets/liabilities:
Accounts and notes receivable	(5,336)	5,845
Materials and supplies inventory	(1,298)	(226)
Prepayments and other	574	1,686
Current income tax	2,933	5,745
Accounts payable, deferred revenue and other accrued liabilities	(44,504)	(4,475)
Other	1,177	3,260
Net cash provided by operating activities	29,029	58,592

Cash flows from investing activities:
Increase in restricted cash	(2)	(116)
Investment in multi-client data library, net cash	(61,622)	(35,625)
Purchase of property and equipment	(11,451)	(7,294)
Proceeds from involuntary conversion of assets	13,600
Sale of property and equipment	38	282
Net cash used by investing activities	(59,437)	(42,753)

Cash flows from financing activities:
Excess tax benefit from stock based compensation	732	—
Net proceeds from sale of common stock	6,560	1,893
Net cash provided by financing activities	7,292	1,893
Currency gain on foreign cash	1,694	528
Increase (decrease) in cash and cash equivalents	(21,422)	18,260
Beginning cash and cash equivalents balance	249,393	116,299
Ending cash and cash equivalents balance	$227,971	$134,559

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$5,609	$2,913

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         Summary of significant accounting policies

Basis of presentation

These consolidated financial statements are unaudited, but in the opinion of management, contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise disclosed.  These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to the prior period amounts to conform to the current period classification.  These interim financial statements should be read in conjunction with the consolidated financial statements presented in the Veritas DGC Inc. Annual Report on Form 10-K for the year ended July 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a U.S. tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. We are currently evaluating the impact on Veritas of this special deduction but do not believe it will have a material impact to the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The company has not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by July 31, 2006. Accordingly, Veritas’ consolidated financial statements do not reflect a provision for taxes related to this election.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement was adopted by the company beginning August 1, 2005.  The adoption of this statement had no impact on the company’s financial statements and is not expected to have a material impact on future financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

2.         Earnings per common share

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended October 31,
	2005	2004
	(In thousands, except per share amounts)
Net income	$11,787	$978

Basic:
Weighted average common shares (including exchangeable shares)	34,689	33,752
Net income per share	$.34	$.03

Diluted:
Weighted average common shares (including exchangeable shares)	34,689	33,752
Shares issuable from assumed conversion of notes	1,638	—
Shares issuable from assumed exercise of options	469	1,090
Shares issuable from the assumed vesting of restricted stock	42	53
Total	36,838	34,895
Net income per share	$.32	$.03

The shares issuable from assumed conversion of notes is based upon a stock price of $32.21, which was the closing price of Veritas DGC’s common stock at October 31, 2005.  The Convertible Senior Notes were not convertible as of October 31, 2004 and the shares issuable from such conversion, while considered, are not included in the income per share calculation for the fiscal quarter ending October 31, 2004 as they are anti-dilutive (see Note 4 for a description of our Convertible Senior Notes).

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceeded the average market price of the underlying common shares.

	Three Months Ended October 31,
	2005	2004
Number of options	385,271	761,908
Exercise price range	$ 33.94 - $ 55.13	$ 22.84 - $ 55.13
Expiring through	March 2012	March 2012

3.                            Gain on involuntary conversion of assets

In January 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. This seismic equipment was insured at its replacement cost. As a result, insurance settlements for reimbursement of certain costs and to acquire replacement equipment in excess of the book value of the equipment lost less our deductible were recorded as a gain of $9.9 million during the fourth quarter of fiscal year 2005.  An additional $2.0 million gain was recorded in the first quarter of fiscal 2006 due to the timing of the insurance settlements, which are substantially complete. This $2.0 million gain in the first fiscal quarter is included as a change in accounts receivable in the consolidated statement of cash flows.

4.         Notes payable and debt structure

As of October 31, 2005, our notes payable outstanding consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as current as of October 31, 2005 as the conversion feature discussed below results in the notes being callable at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from September 15, 2005 through

December 14, 2005, is 3.12%, based on a LIBOR rate of 3.87%.  For the first quarter of fiscal 2006, the weighted average interest rate on the notes was 2.74%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes became convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of October 31, 2005.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $32.21 (which was the closing stock price at October 31, 2005), conversion of all the notes would result in our payment of $155 million in cash and 1.638 million shares of common stock.

If we fail to keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then we may be required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid are equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing liquidated damages at approximately $2,100 per day.  In the process of making this registration effective, on November 4, 2005, we filed a post-effective amendment to the registration statement; however, until the registration statement is declared effective, liquidated damages will be paid each quarter to the record holders.

In addition to the notes, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million, including a facility for swing line loans of up to $10.0 million, the issuance of letters of credit in an aggregate amount of up to $48.0 million.  Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006. The Credit Facility prohibits us from, among other things, paying cash dividends. As of October 31, 2005, there were no borrowings and $9.5 million in letters of credit outstanding under the revolving loan facility, leaving $45.5 million available.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of October 31, 2005, $1.4 million in letters of credit were outstanding under these lines.

Borrowings under the Credit Facility are secured by assets, including accounts receivable, equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At October 31, 2005, the carrying value of the secured assets, including intercompany receivables, which are eliminated in consolidation, was $1.1 billion. The Credit Facility and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants relate to measurements as of quarter ending dates, and, as of our last fiscal quarter ended October 31, 2005, we were in compliance with these covenants.

5.         Pension plan

We maintain a contributory defined benefit pension plan (the “Plan”) for eligible participating employees in the United Kingdom.  The following is the net periodic benefit cost by component:

	Three Months Ended October 31,
	2005	2004
	(In thousands)
Service cost (benefits earned during the period)	$331	$149
Interest cost on projected benefit obligation	480	303
Expected return on plan assets	(324)	(216)
Amortization of transition obligation	2	2
Amortization of prior service cost	(36)	(36)
Amortization of net (gain)/loss	261	76
Net periodic benefit costs	$714	$278

We have made contributions to this plan based on the schedule of contributions on which the above service cost was based and expect to complete these contributions, totaling approximately $1.3 million for the year, during fiscal 2006.

6.         Segment information

We have organized the company into four reportable segments: North and South America (NASA); Europe, Africa, the Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson Russell (VHR).  In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients.  NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  VHR licenses geophysical software and provides geophysical reservoir consulting services.  The results of VHR’s operations were previously included in those of the NASA region; however, beginning in fiscal 2006, senior management began to review the results of VHR separately.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  The information related to the three months ended October 31, 2004 has been restated to reflect the new segment structure.  A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Three Months Ended October 31, 2005
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$102,842	$34,769	$26,783	$4,284	$—	$168,678
Operating income (loss)	19,035	3,528	5,804	(662)	(9,450)	18,255
Assets	491,099	140,136	54,077	14,637	254,517	954,466

	For the Three Months Ended October 31, 2004
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$76,693	$31,774	$18,056	$3,058	$—	$129,581
Operating income (loss)	9,033	3,098	(1,135)	(1,402)	(6,468)	3,126
Assets	467,109	113,827	38,368	15,329	150,836	785,469

Corporate operating income (loss) includes certain general and administrative and research and development expenses not allocated to the segments.  Corporate assets consist primarily of cash and cash equivalents.

7.         Stock based compensation

As of August 1, 2005, we adopted the Financial Accounting Standard Board Statement No. 123(R) (SFAS 123R) to account for stock based employee compensation.  SFAS 123R requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards.  We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  Accordingly, prior periods have not been restated to reflect stock based compensation.  For all unvested options outstanding as of August 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the statement of operations over the remaining vesting period. For equity-based compensation granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the vesting period.

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

On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees of: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Options issued to employees under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant; have five-year lives and vest over three years. Options issued to continuing non-employee directors under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest immediately.  As of October 31, 2005, 1.3 million shares were reserved for issuance under this plan, with no more than 0.3 million of those shares issuable in any form other than stock options.

The compensation cost that has been charged against income for all plans for the three months ended October 31, 2005 was $1.5 million.  The total income tax benefit recognized in the income statement for share-based compensation arrangements for the three months ended October 31, 2005 was approximately $0.4 million.  During the three months ended October 31, 2005, the impact to net income of adopting SFAS 123R was approximately $1.1 million, and approximately $0.03 to basic and diluted earnings per share.  SFAS 123R requires tax benefits relating to excess stock based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.  Accordingly, for the quarter ended October 31, 2005, we reported approximately $0.7 million of excess tax benefits from stock based compensation as cash provided by financing activities on our statement of cash flows.

Our policy of meeting the requirements upon exercise of stock options is to issue new shares.

As of October 31, 2005, there was approximately $9.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized on a straight line basis over the vesting period, generally 3 years.

Stock options

The fair value of each option award granted after August 1, 2005 is estimated on the date of grant using a lattice-based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees were reviewed and shown to have similar historical exercise behavior and are considered together for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three Months Ended October 31, 2005
Expected volatility	50.8%
Expected dividends	0%
Expected term (in years)	4.0
Risk free rate	4.0%

The following table provides additional information related to this stock option plan:

	For the Three Months Ended October 31, 2005
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life In Years	Aggregate Intrinsic Value (000’s)
Beginning balance	2,422,790	$17.52
Options granted	209,750	31.94	$13.29	5
Options exercised	(395,708)	14.18
Options forfeited	(4,908)	14.16
Total outstanding	2,231,924	19.50		3	$28,372
Options exercisable and vested	1,584,324	20.54		3	$18,495

The total intrinsic value of options exercised during the three months ended October 31, 2005 and 2004 was $7.6 million and $1.5 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the three months ended October 31, 2005 was approximately $6.6 million.  The tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements was approximately $1.0 million for the three months ended October 31, 2005.

Performance shares

During October 2005, certain participants were awarded rights to receive restricted shares of the company in October 2006.  Restricted shares will be granted, if earned, in October 2006.  The number of shares is based upon established performance targets that will be assessed at the end of the fiscal year.  The vesting of the issued restricted shares will be two years after the performance targets are assessed and therefore the service period is from the date of grant through July 31, 2008.  These shares were valued initially at $31.94 per share for a total value of $2.5 million based upon the market price of the shares at the award date and the expected outcome of the performance targets.  One month of expense has been recognized during the quarter ended October 31, 2005.  The compensation expense related to this plan may fluctuate based upon the expected outcome of the performance targets.

Restricted Stock

For the restricted shares, the shares generally vest ratably over 3 years.  The status of the restricted stock as of July 31, 2005 and the changes during the three months ended October 31, 2005 is presented below:

Number of Shares
Nonvested at July 31, 2005	54,134
Granted	97,500
Vested	7,167
Forfeited	1,888
Nonvested at October 31, 2005	142,579

The weighted average grant date fair value for the granted restricted stock was $31.94 per share for the three months ended October 31, 2005.  The total fair value of shares vested during the three months ended October 31, 2005 and 2004 was approximately $0.2 million.

Employee Stock Purchase Plan

We also have an employee stock purchase plan. The Board of Directors originally authorized 1,000,000 shares available for issuance under this plan. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant’s base pay as defined. The participant’s option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter. During the quarter ended October 31, 2005, 24,317 shares of common stock with a weighted fair value at grant of $22.42 per share were issued related to the preceding quarter’s grant.  During the quarter ended October 31, 2005, there were 23,144 shares granted and all of these will be issued in the second quarter.  The grant date fair value for these was $7.52 per share. The fair value for those granted in the first quarter were determined using the Black-Scholes option valuation method assuming: no expected dividends, a risk-free interest rate of 3.5%, expected life of 90 days and volatility of 47%.

Prior to August 1, 2005

Prior to August 1, 2005, we accounted for equity-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25.  As required by SFAS 123R, we have disclosed below the effect on net income and earnings per share of equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the fiscal quarter ended October 31, 2004.

Three Months Ended October 31, 2004
Net income (loss) as reported	$978
Add: Compensation expense, net of related tax effects	83
Less: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(679)
Pro forma net income (loss)	$382

Earnings (loss) per share – Basic and Diluted
As reported	$.03
Pro-forma	.01

The weighted average fair values of options granted during fiscal year 2005 were determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

For the Three Months Ended October 31, 2004
Risk-free interest rate	3.7%
Expected volatility	46.8%
Expected life in years	4.0

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

Overview

We believe that, overall, global exploration for oil and gas is increasing in all areas.  While seismic has traditionally been used purely as an exploration tool, we are seeing increasing interest in new seismic reservoir imaging techniques, such as multi- or wide-azimuth acquisition, which offer better delineation of complex structures and may advance the use of seismic in hydrocarbon production.  We believe all of this is promising for our business, although seismic spending will undoubtedly continue to fluctuate.

Our overall performance during the first quarter of fiscal 2006 is the result of being well positioned to take advantage of the increased exploration spending.  This positioning includes having quality multi-client data in areas of current customer interest, data processing abilities that enable us to produce the highest quality seismic images, and field operations that are capable of providing technical as well as health, safety and environmental excellence.

Due to our selling and operational efforts and the robust seismic market, we have seen our backlog increase to $459 million at October 31, 2005 from $302 million at July 31, 2005 and $252 million at October 31, 2004.  We expect that approximately $294 million of the backlog at October 31, 2005 will be completed during the next twelve months.

We have organized the company into four reportable segments: North and South America (NASA); Europe, Africa, the Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson Russell (VHR).  In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients.  NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  VHR licenses geophysical software and provides geophysical reservoir consulting services.  The results of VHR’s operations were previously included in those of the NASA region; however, beginning in fiscal 2006, senior management began to review the results of VHR separately.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  The information related to the three months ended October 31, 2004 has been restated to reflect the new segment structure.

Results of operations

Three months ended October 31, 2005 compared with three months ended October 31, 2004

Revenue.  Our revenue increased by 30% from $129.6 million in the first quarter of fiscal 2005 to $168.7 million in the first quarter of fiscal 2006.

Multi-client revenue for the first quarter of fiscal 2006 of $74.5 million increased by $29.4 million, or 65%, compared to the prior year’s first fiscal quarter. Land multi-client and marine multi-client contributed increases of $15.1 million and $14.3 million, respectively.  These increases came primarily from surveys in process in the Gulf of Mexico, Canada and the North Sea.

Total contract revenue increased by $9.7 million, or 11%, from the prior year’s first fiscal quarter. Marine revenue improved significantly in the APAC region, while in the NASA and EAME regions we chose to allocate our vessels to multi-client library projects resulting in higher marine multi-client revenue.

NASA and APAC contributed the largest revenue increases on a segment basis.  Growth in NASA resulted from multi-client activity in the Gulf of Mexico and Canada.  APAC benefited from increases in the marine contract business.

Revenue by contract type is as follows:

	For the Three Months Ended October 31,
			Change
	2005	2004	$	%
	(Dollars in thousands)
Multi-Client:
Land	$25,899	$10,816	$15,083	140%
Marine	48,558	34,281	14,277	42%
Total Multi-Client	74,457	45,097	29,360	65%
Contract:
Land	47,647	36,497	11,150	31%
Marine	46,574	47,987	(1,413)	(3)%
Total Contract	94,221	84,484	9,737	11%
Total Revenue	$168,678	$129,581	$39,097	30%

Revenue by segment is as follows:

	For the Three Months Ended October 31,
			Change
	2005	2004	$	%
	(Dollars in thousands)

NASA	$102,842	$76,693	$26,149	34%
EAME	34,769	31,774	2,995	9%
APAC	26,783	18,056	8,727	48%
VHR	4,284	3,058	1,226	40%
Total Revenue	$168,678	$129,581	$39,097	30%

Operating income.  Operating income increased $15.1 million compared to the prior year’s first fiscal quarter due to increased revenue and margins in both multi-client and contract work. This performance was driven by favorable pricing, project mix and increased efficiency.  Margin increases were generated by marine multi-client sales in the Gulf of Mexico and marine contract work primarily in the APAC region.

General and administrative expenses increased $2.5 million from the prior year’s first fiscal quarter primarily due to share-based employee compensation expense of approximately $1.0 million resulting from the adoption of SFAS 123R and higher professional fees.

Interest expense.  Interest expense increased $0.7 million in the first quarter of fiscal 2005 to $1.5 million. This increase is due to the increase in the LIBOR rate when compared to prior year’s first quarter.

Interest income.  Interest income increased $1.1 million compared to the prior year first quarter primarily due to a higher cash balance and higher interest rates.

Other income (expense), net.  Other income and expense, net consists of foreign exchange losses of $0.9 million and other miscellaneous gains of 1.0 million in the first quarter of fiscal 2006.  For first quarter of fiscal 2005, other income and expense, net consists of $0.3 million of foreign exchange losses and other miscellaneous gains of $0.1 million.

Gain on involuntary conversion of assets.  The company recognized a pre-tax insurance gain of $2.0 million in the first quarter of fiscal 2006 related to insurance settlements for the equipment loss on the Veritas Viking experienced in the second quarter of fiscal year 2005.

Income taxes.  The company’s effective tax rate for the quarter ended October 31, 2005 was 43%, which is higher than the 35% U.S. statutory rate.  Substantially all of this higher tax rate was attributable to non-U.S. activities.  The prior year’s first quarter tax rate of 67% is higher than the current quarter tax rate due to the company’s inability to record in the prior year the benefit of certain deferred tax assets.  However, during the fourth fiscal quarter of 2005, we concluded that valuation allowances recorded against deferred tax assets in certain jurisdictions were no longer necessary, resulting in a net tax benefit.

Cash flow and liquidity

Our internal sources of liquidity are cash and cash equivalents on hand and cash flow from operations.  External sources include public financing, equity sales, equipment financing, our Credit Facility, and trade credit.  We believe that our current cash balance and cash flow from operations are adequate to meet our liquidity needs for the next twelve months and expect to increase our cash balance during fiscal 2006.

Net cash provided by operating activities decreased from $58.6 million in the first quarter of fiscal 2005 to $29.0 million in the first quarter of fiscal 2006 and net cash used by investing activities increased from $42.8 million in the first quarter of fiscal 2005 to $59.4 million in the first quarter of fiscal 2006.  Our currently projected cash investments for fiscal 2006 include capital expenditures to replace and upgrade existing equipment of approximately $60 to $65 million and investment in our data library of approximately $140 to $160 million.  We expect to fund the remainder of these investments from our current cash on hand and from internally generated funds.

As of the beginning of the second fiscal quarter, the Convertible Senior Notes became convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005 which is the last day of our first fiscal quarter.  As such, the debt is classified as current as of the end of the first fiscal quarter.  However, we do not expect any of the debt to be converted during fiscal 2006.  As of October 31, 2005, we had an adequate amount of cash to fund the conversion of the notes which would require a payment of the entire principal amount had all of the notes been converted on that date.

While we believe that we have adequate sources of funds to meet our liquidity needs even if we were required to fund the conversion of the notes, our ability to meet our obligations depends on our future performance, which is subject to many factors beyond our control. Key factors affecting future results include utilization levels of acquisition and processing assets and demand for multi-client library surveys, all of which are driven by exploration spending and, ultimately, the underlying commodity prices.

Debt structure

As of October 31, 2005, our notes payable outstanding consisted of $155.0 million of Convertible Senior Notes due 2024.  These notes are classified as current as of October 31, 2005 as the conversion feature discussed below results in the notes being callable at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from September 15, 2005 through December 14, 2005, is 3.12%, based on a LIBOR rate of 3.87%.  For the first quarter of fiscal 2006, the weighted average interest rate on the notes was 2.74%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes became convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of October 31, 2005.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $32.21 (which was the closing stock price at October 31, 2005), conversion of all the notes would result in our payment of $155 million in cash and 1.638 million shares of common stock.

If we fail to keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then we may be required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid are equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing liquidated damages at approximately $2,100 per day.  In the process of making this registration effective, on November 4, 2005, we filed a post-effective amendment to the registration statement; however, until the registration statement is declared effective, liquidated damages will be paid each quarter to the record holders.

In addition to the notes, we have a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million, including a facility for swing line loans of up to $10.0 million, the issuance of letters of credit in an aggregate amount of up to $48.0 million.  Loans made under the revolving loan facility, including swing-line loans, bear interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility expires in February 2006. The Credit Facility prohibits us from, among other things, paying cash dividends. As of October 31, 2005, there were no borrowings and $9.5 million in letters of credit outstanding under the revolving loan facility, leaving $45.5 million available.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of October 31, 2005, $1.4 million in letters of credit were outstanding under these lines.

Borrowings under the Credit Facility are secured by assets, including accounts receivable, equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At October 31, 2005, the carrying value of the secured assets, including intercompany receivables, which are eliminated in consolidation, was $1.1 billion. The Credit Facility and related documents contain a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants relate to measurements as of quarter ending dates, and, as of our last fiscal quarter, ended October 31, 2005, we were in compliance with these covenants.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. We are currently evaluating the impact on Veritas of this special deduction but do not believe it will have a material impact to the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The company has not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by July 31, 2006. Accordingly, Veritas’ consolidated financial statements do not reflect a provision for taxes related to this election.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement was adopted by the company beginning August 1, 2005.  The adoption of this statement had no impact on the company’s financial statements and is not expected to have a material impact on future financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

Critical accounting policies

As of August 1, 2005, we adopted the Financial Accounting Standard Board Statement No. 123(R) (SFAS 123R) to account for stock based employee compensation.  SFAS 123R requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards.  We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  For all unvested options outstanding as of August 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the statement of operations over the remaining vesting period. For equity-based compensation granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the vesting period.  Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and the amount of stock options to be forfeited.  If actual results differ significantly from these estimates, stock based compensation expense and the results of operations could be materially impacted.

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements.  In addition to the accounting policy related to stock based compensation discussed above, the remaining critical accounting policies are described in detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005, which description is incorporated herein by reference.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2005, we had $155.0 million Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair value of $229 million, based upon the bid price of 147.63 on October 31, 2005. These notes are not hedged and represent our total exposure to interest rate risk. Each 100 basis point increase in the LIBOR rate will increase our interest expense by $1.6 million per year.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of October 31, 2005. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 31, 2005.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2006, we did not make any change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.             Exhibits

Exhibit No.		Description
10.34	—	Letter Agreement dated October 24, 2005 between Veritas DGC Inc. and Stephen J. Ludlow (Exhibit 10.3 to Veritas DGC Inc.’s Form 8-K dated October 28, 2005 is incorporated herein by reference.)
10.35	—	Employment agreement between Veritas DGC Inc. and Dennis S. Baldwin dated November 7, 2005. (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated November 7, 2005 is incorporated herein by reference.)
*31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
*31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
*32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
*32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of December 2005.

VERITAS DGC INC.

By:	/s/ Mark E. Baldwin
MARK E. BALDWIN
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Dennis S. Baldwin
DENNIS S. BALDWIN
Vice President, Corporate Controller (Chief Accounting Officer)