Form 10-Q
period 2006-01-31
VERITAS DGC INC
filed 2006-03-08
CIK 28866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the Company’s common stock, $.01 par value, outstanding at February 28, 2006 was 35,558,617 (including 89,828 Veritas Energy Services Inc. exchangeable shares which are identical to the company’s common stock in all material respects).

TABLE OF CONTENTS

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Revenues	$238,860	$192,228	$407,538	$321,809
Cost of services	167,923	144,950	304,589	260,952
Research and development	5,815	5,020	10,717	9,114
General and administrative	11,544	8,595	20,399	14,954
Operating income	53,578	33,663	71,833	36,789
Interest expense	1,650	906	3,126	1,663
Interest income	(2,426)	(708)	(4,327)	(1,527)
Gain on involuntary conversion of assets	—	—	(2,000)	—
Other (income), net	(520)	(303)	(645)	(62)
Income before provision for income taxes	54,874	33,768	75,679	36,715
Provision for income taxes	23,792	16,400	32,811	18,369
Net income	$31,082	$17,368	$42,868	$18,346

Net income per share:
Basic:
Net income per common share	$.89	$.51	$1.23	$.54
Weighted average common shares (including exchangeable shares)	35,045	33,783	34,867	33,767

Diluted:
Net income per common share	.81	.51	$1.12	$.53
Weighted average common shares (including exchangeable shares)	38,494	34,318	38,384	34,323

Comprehensive income:
Net income	$31,082	$17,368	$42,868	$18,346
Other comprehensive income (net of tax, $0 in all periods):
Foreign currency translation adjustments	1,728	(697)	6,633	6,588
Unrealized gain on investments available for sale	—	142	—	226
Total other comprehensive income (loss)	1,728	(555)	6,633	6,814
Comprehensive income	$32,810	$16,813	$49,501	$25,160

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	January 31, 2006	July 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,468	$249,393
Restricted cash investments	696	237
Accounts receivable (net of allowance of $557 at January and $1,322 at July)	218,125	165,989
Materials and supplies inventory	5,975	5,381
Prepayments and other	21,540	18,900
Deferred tax asset and tax receivables	10,766	12,486
Total current assets	520,570	452,386

Property and equipment	521,286	495,090
Less accumulated depreciation	387,652	367,173
Property and equipment, net	133,634	127,917

Multi-client data library	292,720	316,793
Deferred tax asset, net	45,323	45,963
Other assets	23,957	23,539
Total	$1,016,204	$966,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$155,000	$—
Accounts payable, trade	57,032	75,810
Accrued and deferred income taxes	16,625	9,402
Deferred revenue	33,708	42,043
Other accrued liabilities	58,447	65,193
Total current liabilities	320,812	192,448
Non-current liabilities:
Long-term debt	—	155,000
Other non-current liabilities	40,770	36,602
Total non-current liabilities	40,770	191,602
Stockholders’ equity:
Common stock, $.01 par value; issued: 36,625,724 and 35,580,032 shares, respectively (excluding Exchangeable Shares of 90,586 and 155,370, respectively)	366	355
Additional paid-in capital	474,649	451,704
Accumulated earnings	189,013	146,145
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	20,879	14,245
Unrealized gain on investments available for sale	—	197
Minimum pension liability	(8,388)	(8,410)
Treasury stock, at cost; 1,325,705 and 1,320,106 shares, respectively	(21,897)	(21,688)
Total stockholders’ equity	654,622	582,548
Total	$1,016,204	$966,598

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$42,868	$18,346
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	23,098	22,195
Amortization of multi-client data library	108,362	84,403
Stock based compensation	3,121	178
Deferred taxes	1,296	(616)
Change in operating assets/liabilities:
Accounts receivable	(62,670)	(7,333)
Materials and supplies inventory	(592)	(115)
Prepayments and other	(2,803)	(2,151)
Current income tax	6,855	18,827
Accounts payable, deferred revenue and other accrued liabilities	(38,564)	20,907
Other	4,179	7,021
Net cash provided by operating activities	85,150	161,662

Cash flows from investing activities:
Increase in restricted cash	(457)	(124)
Investment in multi-client data library, net cash	(75,857)	(58,896)
Purchase of property and equipment	(28,627)	(17,152)
Proceeds from involuntary conversion of assets	13,600	—
Sale of property and equipment	133	885
Net cash used by investing activities	(91,208)	(75,287)

Cash flows from financing activities:
Excess tax benefit from stock based compensation	2,016	—
Principal repayments on capital lease obligations	(919)	—
Net proceeds from sale of common stock	16,881	1,918
Net cash provided by financing activities	17,978	1,918
Currency gain on foreign cash	2,155	638
Increase in cash and cash equivalents	14,075	88,931
Beginning cash and cash equivalents balance	249,393	116,299
Ending cash and cash equivalents balance	$263,468	$205,230

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$6,603	$4,857
Capital lease obligations incurred for the purchase of property and equipment	$3,742	$—

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a U.S. tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. Accordingly, we will record the amount of any special deductions in the years they are taken.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 150.”  SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity.  SFAS 155 is effective for us for the fiscal year beginning August 1, 2007.  We are currently evaluating the impact that SFAS 155 may have on the company’s financial statements.

2.              Earnings per common share

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net income	$31,082	$17,368	$42,868	$18,346

Basic:
Weighted average common shares (including exchangeable shares)	35,045	33,783	34,867	33,767
Net income per share	$.89	$.51	$1.23	$.54

Diluted:
Weighted average common shares (including exchangeable shares)	35,045	33,783	34,867	33,767
Shares issuable from assumed conversion of notes	3,010	—	3,010	—
Shares issuable from assumed exercise of options	347	500	440	514
Shares issuable from assumed vesting of restricted stock	92	35	67	42
Total	38,494	34,318	38,384	34,323
Income (loss) per share	$.81	$.51	$1.12	$.53

The shares issuable from assumed conversion of notes for both the three and six months ended January 31, 2006 are based upon a stock price of $45.06, which was the closing price of Veritas DGC’s common stock at January 31, 2006.

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceeded the average market price for the period of the underlying common shares.

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Number of options	30,455	743,032	31,386	743,032
Exercise price range	$38.13-55.13	$22.84-55.13	$36.31-55.13	$22.84-55.13
Expiring through	October 2007	March 2012	October 2007	March 2012

3.              Gain on involuntary conversion of assets

In January 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. This seismic equipment was insured at its replacement cost. As a result, insurance settlements for reimbursement of certain costs and to acquire replacement equipment in excess of the book value of the equipment lost less our deductible were recorded as a gain of $9.9 million during the fourth quarter of fiscal year 2005.  An additional $2.0 million gain was recorded in the first quarter of fiscal 2006 due to the timing of the insurance settlements, which are substantially complete.  The $2.0 million gain has been included as a change in accounts receivable in the consolidated statement of cash flows.

4.              Notes payable and debt structure

As of January 31, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of January 31, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from December 15, 2005 through March 14, 2006, is 3.74%, based on a LIBOR rate of 4.49%.  For the second quarter of fiscal 2006, the weighted average interest rate on the notes was 3.44%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

3.                                       the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the conversion ratio; or

4.                                       the occurrence of specified corporate transactions.

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  The notes continued to be convertible as of January 31, 2006.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of January 31, 2006.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $45.06 (which was the closing stock price at January 31, 2006), conversion of all the notes would result in our payment of $155 million in cash and 3.0 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof.  If we fail to keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then we may be required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid are equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing liquidated damages at approximately $2,100 per day.  For the six months ended January 31, 2006, we have recorded approximately $220,000 of expense related to these liquidated damages.  In the process of making this registration effective, on November 4, 2005, we filed a post-effective amendment to the registration statement; however, until the registration statement is declared effective, liquidated damages will be paid each quarter to the record holders.  Because we are not required to register the resale of the notes and underlying common stock after March 10, 2006, our liability for the payment of liquidated damages ends on that date.

In addition to the notes, through the end of the second fiscal quarter, we had a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million, including a facility for swing line loans of up to $10.0 million, the issuance of letters of credit in an aggregate amount of up to $48.0 million.  Loans made under the revolving loan facility, including swing-line loans, bore interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility was terminated on February 6, 2006 and replaced by another facility which is described in Note 9, Subsequent Event.  Until its termination, the Credit Facility prohibited us from, among other things, paying cash dividends. As of January 31, 2006, there were no borrowings and $5.2 million in letters of credit outstanding under the revolving loan facility, leaving $49.8 million available.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of January 31, 2006, $1.7 million in letters of credit were outstanding under these lines.

Borrowings under the Credit Facility, prior to its termination on February 6, 2006, were secured by assets, including accounts receivable, equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At January 31, 2006, the carrying value of the secured assets, including intercompany receivables, which are eliminated in consolidation, was $1.3 billion. The Credit Facility and related documents contained a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants related to measurements as of quarter ending dates, and, as of our last fiscal quarter ended January 31, 2006, we were in compliance with these covenants.

See Note 9, Subsequent Event for the discussion of the new credit facility that we entered into in February 2006.

5.              Pension plan

We maintain a contributory defined benefit pension plan for eligible participating employees in the United Kingdom.  The following is the net periodic benefit cost by component:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(In thousands)

Service cost (benefits earned during the period)	$323	$153	$654	$304
Interest cost on projected benefit obligation	468	311	948	619
Expected return on plan assets	(316)	(222)	(640)	(441)
Amortization of prior service cost	(35)	(37)	(71)	(74)
Amortization of net gain (loss)	255	78	516	156
Amortization of transition obligation	2	2	4	4
Net periodic benefit costs	$697	$285	$1,411	$568

We have made contributions to this plan based on the schedule of contributions on which the above service cost was based and expect to complete these contributions, totaling approximately $1.3 million for the year, during fiscal 2006.

6.              Segment information

We have organized the company into four reportable segments: North and South America (NASA); Europe, Africa, Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson Russell (VHR).  In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients.  NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  VHR licenses geophysical software and provides geophysical reservoir consulting services.  The results of VHR’s operations were previously included in those of the NASA region; however, beginning in fiscal 2006, senior management began to review the results of VHR separately.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  The information related to the three and six months ended January 31, 2005 has been restated to reflect the new segment structure.  A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Three Months Ended January 31, 2006
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$170,142	$33,690	$29,733	$5,295	$—	$238,860
Depreciation and amortization, net (other than multi-client)	9,501	2,265	1,070	993	224	14,053
Amortization of multi-client library	51,926	3,596	—	—	—	55,522
Operating income (loss)	53,169	6,681	5,438	(766)	(10,944)	53,578
Assets	522,539	156,300	64,595	16,230	256,540	1,016,204

	For the Three Months Ended January 31, 2005
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$130,827	$33,076	$24,045	$4,280	$—	$192,228
Depreciation and amortization, net (other than multi-client)	9,059	1,042	1,083	981	266	12,431
Amortization of multi-client library	32,484	13,730	1,917	—	—	48,131
Operating income (loss)	37,503	4,402	2,251	(2,078)	(8,415)	33,663
Assets	479,209	105,945	48,700	15,124	187,396	836,374

	For the Six Months Ended January 31, 2006
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$272,984	$68,459	$56,516	$9,579	$—	$407,538
Depreciation and amortization, net (other than multi-client)	14,340	3,473	2,889	1,954	442	23,098
Amortization of multi-client library	88,671	19,691	—	—	—	108,362
Operating income (loss)	72,205	10,209	11,242	(1,428)	(20,395)	71,833
Assets	522,539	156,300	64,595	16,230	256,540	1,016,204

	For the Six Months Ended January 31, 2005
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$207,520	$64,850	$42,101	$7,338	$—	$321,809
Depreciation and amortization, net (other than multi-client)	15,041	2,510	2,170	1,901	573	22,195
Amortization of multi-client library	57,656	24,166	2,581	—	—	84,403
Operating income (loss)	46,536	7,500	1,116	(3,480)	(14,883)	36,789
Assets	479,209	105,945	48,700	15,124	187,396	836,374

Corporate operating income (loss) includes certain general and administrative and research and development expenses not allocated to the segments.  Corporate assets consist primarily of cash and cash equivalents.

7.              Stock based compensation

As of August 1, 2005, we adopted the Financial Accounting Standard Board Statement No. 123(R) (SFAS 123R) to account for stock based employee compensation.  SFAS 123R requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards.  We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  Accordingly, prior periods have not been restated to reflect stock based compensation.  For all unvested options outstanding as of August 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the statement of operations over the remaining vesting period. For equity-based compensation granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the vesting period.  For deferred share units, it is our policy to determine the fair value of the units based on our common stock price at the date of grant which is then expensed over the applicable service period.

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

On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees of: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Options issued to employees under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant; have five-year lives and vest over three years. Options issued to continuing non-employee directors under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest immediately.  As of January 31, 2006, 1.3 million shares were reserved for issuance under this plan, with no more than 0.3 million of those shares issuable in any form other than stock options.

Information related to stock based compensation follows:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006
	(in millions of dollars, expect per share data)
Compensation costs recorded for all plans	$1.7	$3.1
Tax benefit recognized in income statement for share-based compensation arrangements	0.5	0.9
Impact of adopting SFAS 123R to:
Net income	1.2	2.2
Basic earnings per share	0.03	0.06
Diluted earnings per share	0.03	0.06

SFAS 123R requires tax benefits relating to excess stock based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.  Accordingly, for the six months ended January 31, 2006, we reported approximately $2.0 million of excess tax benefits from stock based compensation as cash provided by financing activities on our statement of cash flows.

Our policy of meeting the requirements upon exercise of stock options is to issue new shares.

As of January 31, 2006, there was approximately $10.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized on a straight line basis over the vesting period, generally 3 years.

Stock options

The fair value of each option award granted after August 1, 2005 is estimated on the date of grant using a lattice-based option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees were reviewed and shown to have similar historical exercise behavior and are considered together for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

Six Months Ended January 31, 2006
Expected volatility	50.8%
Expected dividends	0%
Expected term (in years)	4.0
Risk free rate	4.0%

The following table provides additional information related to this stock option plan:

	For the Six Months Ended January 31, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life In Years	Aggregate Intrinsic Value (000’s)
Beginning balance	2,422,790	$17.52
Options granted	209,750	31.94	$13.29	4.6
Options exercised	(948,874)	17.00
Options forfeited	(24,155)	25.19
Total outstanding	1,659,511	19.58		3.1	$42,290
Options exercisable and vested	1,121,811	20.26		3.0	$27,821

The total intrinsic value of options exercised during the six months ended January 31, 2006 and 2005 was $19.1 million and $1.5 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the six months ended January 31, 2006 was approximately $16.9 million.  The tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements was approximately $3.0 million for the six months ended January 31, 2006.

Performance shares

During October 2005, certain participants were awarded rights to receive restricted shares of the company in October 2006.  Restricted shares will be granted, if earned, in October 2006.  The number of shares is based upon established performance targets that will be assessed at the end of the fiscal year.  The vesting of the issued restricted shares will be two years after the performance targets are assessed and therefore the service period is from the date of grant through July 31, 2008.  These shares were valued initially at $31.94 per share for a total value of $2.5 million based upon the market price of the shares at the award date and the expected outcome of the performance targets.  Based on the results for the six months ended January 31, 2006 and the increased potential that the fiscal 2006 performance targets will be exceeded, we accrued additional stock based compensation related to the performance shares during the three months ended January 31, 2006.  The shares are currently valued at $4.9 million, which will be recorded as compensation expense over the remaining service period.  The compensation expense related to this plan may continue to fluctuate based upon the expected outcome of the performance targets.

Restricted Stock

Restricted shares awarded generally vest ratably over 3 years.  The status of the restricted stock as of July 31, 2005 and the changes during the fiscal year through January 31, 2006 are presented below:

Number of Shares
Nonvested at July 31, 2005	54,134

Granted	97,500
Vested	7,167
Forfeited	1,888
Nonvested at October 31, 2005	142,579

Granted	3,100
Vested	14,540
Forfeited	—
Nonvested at January 31, 2006	131,139

The weighted average grant date fair value for the granted restricted stock was $30.35 and $31.89 per share for the three and six months ended January 31, 2006, respectively.  The total fair value of shares vested during the three and six months ended January 31, 2006 and 2005 was as follows (in thousands of dollars):

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005

Fair value of shares vested	$584	$317	$822	$490

Employee Stock Purchase Plan

We also have an employee stock purchase plan which was approved by our stockholders. Originally 1,000,000 shares were authorized for issuance under this plan. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant’s base pay as defined. The participant’s option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter.  Information related to the shares granted during the first and second quarters of fiscal 2006 is below.  The fair value was determined using the Black-Scholes option valuation method using the assumptions shown below.

				Assumptions used in valuation model
For the quarter ending	Shares granted	Quarter when to be issued	Grant date fair value	Risk free rate	Volatility	Expected life	Expected dividends
October 31, 2005	23,144	Second	$7.52	3.5%	47%	90 days	—
January 31, 2006	21,878	Third	$7.50	3.9%	40%	90 days	—

Prior to August 1, 2005

Prior to August 1, 2005, we accounted for equity-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25.  As required by SFAS 123R, we have disclosed below the effect on net income and earnings per share of equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three and six months ended January 31, 2005.

	Three Months Ended	Six Months Ended
	January 31, 2005	January 31, 2005

Net income as reported	$17,368	$18,346
Add: Compensation expense, net of related tax effects	96	179
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(675)	(1,354)
Pro forma net income	$16,789	$17,171

Earnings per share:
Basic:
As reported	$.51	$.54
Pro-forma	.50	.51

Diluted:
As reported	$.51	$.53
Pro-forma	.49	.50

The weighted average fair values of options granted during fiscal year 2005 were determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

For the Three and Six Months Ended January 31, 2005
Risk-free interest rate	3.7%
Expected volatility	46.8%
Expected life in years	4.0

8.              Exchangeable Shares

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

In January 2006, it was announced that Veritas Energy Services has accelerated the automatic redemption date of its exchangeable shares and its class A exchangeable shares, series 1 to May 16, 2006, and that Veritas DGC has exercised its right to redeem both classes of Veritas Energy Services exchangeable shares. On May 16, 2006, the closing date, each exchangeable share of both classes then outstanding will be exchanged for one share of Veritas DGC common stock. Following the redemption on May 16, Veritas DGC will own all of the issued and outstanding shares of Veritas Energy Services.  Therefore, after May 16, 2006, we expect to have only one class of stock outstanding.

9.              Subsequent Event

In February 2006, we entered into a new five-year $85 million revolving loan agreement with a syndicate of banks.  The new facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom.  Certain closing conditions are yet to be met with regard to the Singapore portion of the facility, but are currently expected to be satisfied in March 2006.  Until those conditions are met, the Singapore portion of the facility will not be available for borrowing or letters of credit.  The previous Credit Facility entered into in February 2003 was terminated.

The new facility is secured by pledges of accounts receivable, certain intercompany notes, stock in certain Veritas subsidiaries, and the U.S. land data library. Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and, prior to April 30, 2006, the rates so selected may be either at LIBOR plus

1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate). On and after April 30, 2006, these rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%. The loan agreement and related documents contain customary financial covenants and default provisions.

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

Overview

We believe that global exploration for oil and gas is increasing worldwide in key basins of interest.  While seismic has traditionally been used purely as an exploration tool, we are seeing growing interest in new seismic reservoir imaging techniques, such as multi- or wide-azimuth acquisition, which offer better delineation of complex structures and may advance the use of seismic in hydrocarbon production.  We believe all of this is promising for our business, although seismic spending will undoubtedly continue to fluctuate.

Our overall performance for the six months ended January 31, 2006 is the result of being well positioned to take advantage of the increased exploration and reservoir delineation spending.  This positioning includes having quality multi-client data in areas of current customer interest, data processing abilities that enable us to produce the highest quality seismic images, and field operations that are capable of providing technical as well as health, safety and environmental excellence.

The particularly strong performance of our land multi-client business in North America provides a solid indicator of our customers’ renewed interest and increased exploration activity in the Canadian and US markets.

Due to our sales and operational efforts and the robust seismic market, we have seen our backlog increase to $474 million at January 31, 2006 from $459 million at October 31, 2005 and $300 million at January 31, 2005.  We expect that approximately 80% of the backlog at January 31, 2006 will be completed during the next twelve months.

We have organized the company into four reportable segments: North and South America (NASA); Europe, Africa, Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson Russell (VHR).  In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients.  NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  VHR licenses geophysical software and provides geophysical reservoir consulting services.  The results of VHR’s operations were previously included in those of the NASA region; however, beginning in fiscal 2006, senior management began to review the results of VHR separately.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  The information related to the three and six months ended January 31, 2005 has been restated to reflect the new segment structure.

Results of operations

Three months ended January 31, 2006 compared with three months ended January 31, 2005

Revenues.  Our revenues increased by 24% from $192.2 million in the second quarter of fiscal 2005 to $238.9 million in the second quarter of fiscal 2006.

Multi-client revenue in the second quarter of fiscal 2006 increased $35.4 million, or 40%, compared to the prior year’s second fiscal quarter. Both land and marine multi-client revenue improved based on strengthening worldwide exploration spending resulting in increased seismic survey sales.  Land multi-client revenue increased by $31.9 million or 210% and marine multi-client increased $3.5 million or 5%.

Contract revenue in the second quarter of fiscal 2006 increased by $11.2 million, or 11%, from the prior year’s second fiscal quarter as a result of robust marine activity in the North Sea and Asia Pacific.  Revenue growth was partially offset by lower land contract revenue due to project delays as a result of unusually mild winter weather conditions in Canada.

All of our segments contributed to higher revenue, which was driven primarily by increased multi-client work.  NASA generated a $39.3 million revenue increase primarily through multi-client land work in Canada.  Asia Pacific region continued to experience increases in its marine contract work.

Revenues by contract type were as follows:

	Three Months Ended January 31,
			Change
	2006	2005	$	%
	(Dollars in thousands)
Multi-Client:
Land	$47,081	$15,197	$31,884	210%
Marine	76,001	72,470	3,531	5%
Total Multi-Client	123,082	87,667	35,415	40%
Contract:
Land	33,545	40,465	(6,920)	(17)%
Marine	82,233	64,096	18,137	28%
Total Contract	115,778	104,561	11,217	11%
Total Revenue	$238,860	$192,228	$46,632	24%

Revenues from our operating segments were as follows:

	For the Three Months Ended January 31,
			Change
	2006	2005	$	%
	(Dollars in thousands)

NASA	$170,142	$130,827	$39,315	30%
EAME	33,690	33,076	614	2%
APAC	29,733	24,045	5,688	24%
VHR	5,295	4,280	1,015	24%
Total Revenue	$238,860	$192,228	$46,632	24%

Operating income.  Operating income increased $19.9 million, or 59%, compared to the prior year’s second fiscal quarter due to increased revenue in both multi-client and contract work, combined with higher margins in the multi-client business.  This performance was driven by a favorable sales mix of multi-client revenue especially in Canada and the Gulf of Mexico.

General and administrative expenses increased $2.9 million from the prior year’s second fiscal quarter primarily due to share-based employee compensation expense resulting from the adoption of SFAS 123R, severance costs and increased provision for performance-based incentive compensation.

Interest expense.  Interest expense increased by $0.7 million from the prior year’s second fiscal quarter due to the increase in the LIBOR rate applicable to the $155 million convertible debt.

Interest income.  Interest income increased approximately $1.7 million compared to the prior year’s second fiscal quarter due to higher interest rates and a higher cash balance.

Other income (expense), net.  Other income and expense, net primarily consists of foreign exchange gains of $0.5 million in the second quarter of fiscal 2006.  For second quarter of fiscal 2005, other income and expense, net consists of $0.1 million of foreign exchange gains and other miscellaneous gains of $0.2 million.

Income taxes.   The company’s effective tax rate for the quarter ended January 31, 2006 was 43%, which is higher than the 35% U.S. statutory rate.  Substantially all of this higher tax rate was attributable to non-U.S. activities.  The prior year’s second quarter tax rate of 49% is higher than the current quarter tax rate due to the company’s inability to record in the prior year the benefit of certain deferred tax assets.  However, during the fourth fiscal quarter of 2005, we concluded that valuation allowances recorded against deferred tax assets in certain jurisdictions were no longer necessary, resulting in a net tax benefit in fiscal 2005.

Six months ended January 31, 2006 compared with six months ended January 31, 2005

Revenues.  Our revenues increased by 27% from $321.8 million in the first six months of fiscal 2005 to $407.5 million in the first six months of fiscal 2006.

Multi-client revenue in the first six months of fiscal 2006 of $197.5 million increased $64.8 million, or 49%, compared to the prior fiscal year’s first six months.  Both land and marine revenue improved as a result of increased sales of surveys in process in the Gulf of Mexico, Canada and the North Sea.

Contract revenue in the first six months of fiscal 2006 of $210.0 million increased $21.0 million, or 11%, compared to the prior fiscal year’s first six months.  Marine revenue increased significantly in the APAC region.  The EAME region also had increases in marine activity, while in the NASA region we chose to allocate our vessels to multi-client library projects resulting in higher multi-client revenue.

NASA and APAC regions contributed the largest revenue increases on a segment basis.  Growth in NASA was due to increased multi-client activity in the Gulf of Mexico and Canada.  APAC continued to benefit from higher activity in the marine contract business.

Revenues by contract type were as follows:

	Six Months Ended January 31,
			Change
	2006	2005	$	%
	(Dollars in thousands)
Multi-Client:
Land	$72,980	$26,013	$46,967	181%
Marine	124,559	106,751	17,808	17%
Total Multi-Client	197,539	132,764	64,775	49%
Contract:
Land	81,192	76,962	4,230	5%
Marine	128,807	112,083	16,724	15%
Total Contract	209,999	189,045	20,954	11%
Total Revenue	$407,538	$321,809	$85,729	27%

Revenues from our operating segments were as follows:

	For the Six Months Ended January 31,
			Change
	2006	2005	$	%
	(Dollars in thousands)

NASA	$272,984	$207,520	$65,464	32%
EAME	68,459	64,850	3,609	6%
APAC	56,516	42,101	14,415	34%
VHR	9,579	7,338	2,241	31%
Total Revenue	$407,538	$321,809	$85,729	27%

Operating income.  Operating income increased $35.0 million from $36.8 million in the first six months of fiscal 2005 to $71.8 million in the first six months of fiscal 2006.  This increase is due to increases in both revenues and margins in both multi-client and contract work.  The margin increases are primarily from the multi-client work in NASA both in Canada and the Gulf of Mexico as well as an increase in marine contract work in the APAC region.

General and administrative expenses increased $5.4 million from the prior fiscal year’s first six months due to share-based employee compensation expense of approximately $1.6 million resulting from the adoption of SFAS 123R as well as severance costs, higher professional fees and increased provision for performance-based incentive compensation.

Interest expense. Interest expense increased by $1.4 million from the prior fiscal year’s first six months as a result of the increase in the LIBOR applicable to the $155 million convertible debt.

Interest income.  Interest income increased $2.8 million compared to the prior year’s first six months primarily due to a higher interest rates and a higher cash balance.

Gain on involuntary conversion of assets.  The company recognized a pre-tax insurance gain of $2.0 million in the first quarter of fiscal 2006 related to insurance settlements for the equipment loss on the Veritas Viking experienced in the second quarter of fiscal year 2005.

Other income (expense), net.  Other income and expense, net consists of foreign exchange losses of $0.4 million and other miscellaneous gains of $1.0 million for the six months ended January 31, 2006.  For the six months ended January 31, 2005, other income and expense, net consisted of $0.2 million of foreign exchange losses and other miscellaneous gains of $0.3 million.

Income taxes.  The company’s effective tax rate for the six months ended January 31, 2006 was 43%, which is higher than the 35% U.S. statutory rate.  Substantially all of this higher tax rate was attributable to non-U.S. activities.  The effective tax rate for the prior year’s first six months of 50% is higher than the current year tax rate due to the company’s inability to record in the prior year the benefit of certain deferred tax assets.  However, during the fourth fiscal quarter of 2005, we concluded that valuation allowances recorded against deferred tax assets in certain jurisdictions were no longer necessary, resulting in a net tax benefit in fiscal 2005.

Liquidity and capital resources

Cash flow and liquidity

Our internal sources of liquidity are cash on hand and cash flow from operations.  External sources include public financing, equity sales, equipment financing, existing credit facilities, and trade credit.  We believe that our current cash balance and cash flow from operations will be adequate to meet our liquidity needs over the next twelve months. We expect to continue to increase our cash balance during the remainder of fiscal 2006.

Net cash provided by operating activities decreased to $85 million for the first six months of fiscal 2006 from $162 million for the first six months of fiscal 2005 primarily due to the timing of various working capital accounts partially offset by increased net income.  Net cash used by investing activities increased to $91 million in the first six months of fiscal 2006 from $75 million in the first six months of fiscal 2005 primarily due to increased multi-client library expenditures.  Our currently projected cash investments for fiscal 2006 include capital expenditures to replace and upgrade existing equipment of approximately $68 to $73 million and investment in our data library of approximately $155 to $165 million.  We expect to fund the remainder of these investments from our current cash on hand and from internally generated funds.

As of the beginning of the second fiscal quarter, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005 which is the last day of our first fiscal quarter.  As such, the debt is classified as current as of January 31, 2006.  However, we do not expect any of the debt to be converted during fiscal 2006.  As of January 31, 2006, we had an adequate amount of cash to fund the conversion of the notes which would require a payment of the entire principal amount had all of the notes been converted on that date.

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

In March 2006, we entered into an agreement with another company to charter a seismic vessel which is to be newly constructed.  The time charter is for a period of 8 years fixed, with options of up to 10 more years.  When delivered in February 2007, the vessel will be the seventh seismic vessel in our fleet.  In addition to the charter, we expect to invest approximately $55 million to equip the vessel for seismic operations.  Of the expected $55 million total, approximately $1.3 million will be spent during the fiscal year ending July 31, 2006 and the remaining is expected to be spent during the fiscal year ending July 31, 2007.

Debt structure

As of January 31, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of January 31, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from December 15, 2005 through March 14, 2006, is 3.74%, based on a LIBOR rate of 4.49%.  For the second quarter of fiscal 2006, the weighted average interest rate on the notes was 3.44%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

3.                                       the occurrence of a five consecutive trading day period in which the trading price of the notes was less than 95% of the closing sale price of our common stock on such day multiplied by the conversion ratio; or

4.                                       the occurrence of specified corporate transactions.

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  The notes continued to be convertible as of January 31, 2006.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of January 31, 2006.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $45.06 (which was the closing stock price at January 31, 2006), conversion of all the notes would result in our payment of $155 million in cash and 3.0 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof.  If we fail to keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then we may be required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid are equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing liquidated damages at approximately $2,100 per day.  For the six months ended January 31, 2006, we have recorded approximately $220,000 of expense related to these liquidated damages.  In the process of making this registration effective, on November 4, 2005, we filed a post-effective amendment to the registration statement; however, until the registration statement is declared effective, liquidated damages will be paid each quarter to the record holders.  Because we are not required to register the resale of the notes and underlying common stock after March 10, 2006, our liability for the payment of liquidated damages ends on that date.

In addition to the notes, through the end of the second fiscal quarter, we had a Credit Facility consisting primarily of a revolving loan facility permitting borrowings of up to $55.0 million, including a facility for swing line loans of up to $10.0 million, the issuance of letters of credit in an aggregate amount of up to $48.0 million.  Loans made under the revolving loan facility, including swing-line loans, bore interest at a variable rate determined on the date of borrowing that is related to various base rates and margins depending upon our leverage ratio and the location of the borrowing. The revolving loan facility was terminated on February 6, 2006 and replaced by another facility which is described in Note 9, Subsequent Event.  Until its termination, the Credit Facility prohibited us from, among other things, paying cash dividends. As of January 31, 2006, there were no borrowings and $5.2 million in letters of credit outstanding under the revolving loan facility, leaving $49.8 million available.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our Credit Facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of January 31, 2006, $1.7 million in letters of credit were outstanding under these lines.

Borrowings under the Credit Facility, prior to its termination on February 6, 2006, were secured by assets, including accounts receivable, equipment, vehicles, multi-client data library, intellectual property, and stock of certain material subsidiaries, owned by us and certain of our subsidiaries. At January 31, 2006, the carrying value of the secured assets, including intercompany receivables, which are eliminated in consolidation, was $1.3 billion. The

Credit Facility and related documents contained a number of covenants, including financial covenants relating to interest coverage, leverage and net worth. These covenants related to measurements as of quarter ending dates, and, as of our last fiscal quarter ended January 31, 2006, we were in compliance with these covenants.

In February 2006, we entered into a new five-year $85 million revolving loan agreement with a syndicate of banks.  The new facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom.  Certain closing conditions are yet to be met with regard to the Singapore portion of the facility, but are currently expected to be satisfied in March 2006.  Until those conditions are met, the Singapore portion of the facility will not be available for borrowing or letters of credit.  The previous Credit Facility entered into in February 2003 was terminated.

The new facility is secured by pledges of accounts receivable, certain intercompany notes, stock in certain Veritas subsidiaries, and the U.S. land data library. Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and, prior to April 30, 2006, the rates so selected may be either at LIBOR plus 1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate). On and after April 30, 2006, these rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%. The loan agreement and related documents contain customary financial covenants and default provisions.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. Accordingly, we will record the amount of any special deductions in the years they are taken.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 150.”  SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity.  SFAS 155 is effective for us for the fiscal year beginning August 1, 2007.  We are currently evaluating the impact that SFAS 155 may have on the company’s financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures Regarding Market Risk

As of January 31, 2006, we had $155.0 million Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair value of $305 million, based upon the bid price of 196.63 on January 31, 2006.  These notes are not hedged and represent our total exposure to interest rate risk. Each 100 basis point increase in the LIBOR rate will increase our interest expense by $1.6 million per year.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of January 31, 2006. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of January 31, 2006.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2006, we did not make any change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On December 15, 2005, at the Annual Meeting of Stockholders, the stockholders voted, as follows, to elect eight directors of Veritas DGC Inc. and ratify PricewaterhouseCoopers LLP as the company’s independent accountants.

The results of the election of the directors by the stockholders were as follows:

Name	Votes For	Votes Withheld

Loren K. Carroll	30,008,074	305,615
Clayton P. Cormier	29,884,249	429,440
James R. Gibbs	29,922,924	390,765
Thierry Pilenko	29,905,712	407,977
Jan Rask	17,793,019	12,520,670
Yoram Shoham	30,005,577	308,112
David F. Work	30,008,074	305,615
Terence K. Young	29,678,692	634,997

The results of the vote by the holders of Shares on the proposal to ratify the selection of PricewaterhouseCoopers LLP as the company’s independent accountants were as follows:

Votes For: 30,008,074	Votes Against: 305,615	Abstentions:	0

Item 6.    Exhibits

Exhibits filed with this report:

Exhibit No.	Description
10.36

—    Loan Agreement ($45,000,000 U.S. Revolving Loan Facility, $15,000,000 Canadian Revolving Loan Facility, $15,000,000 Singapore Revolving Loan Facility, and $10,000,000 U.K. Revolving Loan Facility) dated as of February 6, 2006, among Veritas DGC Inc., as U.S. Borrower, Veritas Energy Services Inc. and Veritas Energy Services Partnership, as Canadian Borrowers, Veritas Geophysical (Asia Pacific) Pte. Ltd., as Singapore Borrower, Veritas DGC Limited, as U.K. Borrower, Wells Fargo Bank, National Association, as U.S. Agent and Lead Arranger, HSBC Canada, as Canadian Agent, The Hongkong and Shanghai Banking Corporation Limited, Singapore Branch, as Singapore Agent, HSBC Bank plc, as U.K. Agent, and the other lenders now or hereafter parties thereto (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated February 6, 2006 is incorporated herein by reference.)

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

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2006.

Veritas DGC Inc.

By:	/s/ Mark E. Baldwin
Mark E. Baldwin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Dennis S. Baldwin
Dennis S. Baldwin
Vice President, Corporate Controller (Chief Accounting Officer)