Form 10-Q
period 2006-04-30
VERITAS DGC INC
filed 2006-06-06
CIK 28866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

The number of shares of the company’s common stock, $.01 par value, outstanding at May 31, 2006 was 35,819,834.

TABLE OF CONTENTS

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.                                       Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts )

Revenue	$236,219	$175,510	$643,757	$497,319
Cost of services	171,022	132,957	475,611	393,898
Research and development	5,504	4,676	16,221	13,790
General and administrative	11,082	8,632	31,481	23,597
Operating income	48,611	29,245	120,444	66,034
Interest expense	2,002	1,140	5,128	2,803
Interest income	(3,302)	(1,553)	(7,629)	(3,080)
Gain on involuntary conversion of assets	—	—	(2,000)	—
Other expense (income), net	711	(901)	66	(963)
Income before provision for income taxes	49,200	30,559	124,879	67,274
Provision for income taxes	16,324	12,152	49,135	30,521
Net income	$32,876	$18,407	$75,744	$36,753

Net income per share:
Basic:
Net income per common share	$.92	$.54	$2.16	$1.09
Weighted average common shares (including exchangeable shares)	35,555	33,792	35,091	33,775

Diluted:
Net income per common share	$.84	$.52	$1.95	$1.05
Weighted average common shares (including exchangeable shares)	39,194	35,131	38,833	34,970

Comprehensive income:
Net income	$32,876	$18,407	$75,744	$36,753
Other comprehensive income (net of tax, $0 in all periods):
Foreign currency translation adjustments	1,740	(889)	8,373	5,699
Unrealized loss on investments available for sale	—	(342)	—	(116)
Total other comprehensive income (loss)	1,740	(1,231)	8,373	5,583
Comprehensive income	$34,616	$17,176	$84,117	$42,336

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	April 30, 2006	July 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$378,228	$249,393
Restricted cash investments	696	237
Accounts receivable (net of allowance of $910 at April and $1,322 at July)	203,821	165,989
Materials and supplies inventory	7,330	5,381
Prepayments and other	23,740	18,900
Deferred tax asset and tax receivables	10,766	12,486
Total current assets	624,581	452,386

Property and equipment	539,792	495,090
Less accumulated depreciation	401,412	367,173
Property and equipment, net	138,380	127,917

Multi-client data library	272,183	316,793
Deferred tax asset, net	42,658	45,963
Other assets	23,818	23,539
Total	$1,101,620	$966,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$155,000	$—
Accounts payable, trade	76,455	75,810
Accrued and deferred income taxes	17,644	9,402
Deferred revenue	46,500	42,043
Other accrued liabilities	62,985	65,193
Total current liabilities	358,584	192,448
Non-current liabilities:
Long-term debt	—	155,000
Other non-current liabilities	41,750	36,602
Total non-current liabilities	41,750	191,602

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common stock, $.01 par value; issued: 36,908,931 shares and 35,580,032 shares, respectively (excluding Exchangeable Shares of 88,866 and 155,370, respectively)	369	355
Additional paid-in capital	486,736	451,704
Accumulated earnings	221,889	146,145
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	22,618	14,245
Unrealized gain on investments available for sale	—	197
Minimum pension liability	(8,388)	(8,410)
Treasury stock, at cost: 1,326,645 shares and 1,320,106 shares, respectively	(21,938)	(21,688)
Total stockholders’ equity	701,286	582,548
Total	$1,101,620	$966,598

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2006	2005
	(In thousands )
Cash flows from operating activities:
Net income	$75,744	$36,753
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	35,264	33,164
Amortization of multi-client data library	157,642	103,559
Stock based compensation	4,728	263
Deferred taxes	4,822	(372)
Change in operating assets and liabilities:
Accounts receivable	(51,022)	26,870
Materials and supplies inventory	(1,945)	(696)
Prepayments and other	(5,002)	4,013
Current income tax	14,195	19,632
Accounts payable, deferred revenue, and other accrued liabilities	(2,125)	6,637
Other	2,394	9,987
Net cash provided by operating activities	234,695	239,810

Cash flows from investing activities:
Investment in multi-client data library, net cash	(101,426)	(77,558)
Purchase of property and equipment	(47,523)	(43,533)
Proceeds from involuntary conversion of assets	15,520	—
Sale of property and equipment	222	1,240
Increase in restricted cash	(457)	(125)
Net cash used by investing activities	(133,664)	(119,976)

Cash flows from financing activities:
Excess tax benefit from stock based compensation	2,427	—
Principal payments on capital lease obligations	(1,536)	—
Net proceeds from sale of common stock	23,392	1,918
Net cash provided by financing activities	24,283	1,918
Currency gain on foreign cash	3,521	402
Increase in cash and cash equivalents	128,835	122,154
Beginning cash and cash equivalents balance	249,393	116,299
Ending cash and cash equivalents balance	$378,228	$238,453

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$9,098	$7,015
Capital lease obligations incurred for the purchase of property and equipment	$3,742	$—

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a U.S. tax deduction for income from qualified domestic production activities beginning in our fiscal year ending July 31, 2006. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. Accordingly, we will record the amount of any special deductions in the years they are taken.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The company is completing its evaluation on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by July 31, 2006. Accordingly, Veritas’ consolidated financial statements do not reflect a provision for taxes related to this election.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 150.”  SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for us for the fiscal year beginning August 1, 2007. The implementation of SFAS No. 155 is not expected to have a material impact on the company’s financial statements.

2.                                      Earnings per common share

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net income	$32,876	$18,407	$75,744	$36,753

Basic:
Weighted average common shares (including exchangeable shares)	35,555	33,792	35,091	33,775
Income per share	$.92	$.54	$2.16	$1.09

Diluted:
Weighted average common shares (including exchangeable shares)	35,555	33,792	35,091	33,775
Shares issuable from assumed conversion of notes	3,216	—	3,216	—
Shares issuable from assumed exercise of options	341	1,295	454	1,149
Shares issuable from assumed vesting of restricted stock	82	44	72	46
Total	39,194	35,131	38,833	34,970
Income per share	$.84	$.52	$1.95	$1.05

The shares issuable from assumed conversion of notes for both the three and nine months ended April 30, 2006 are based upon a stock price of $47.92, which was the closing price of Veritas DGC’s common stock at April 28, 2006, the last business day of the quarter.

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceed the average market price of the underlying common shares or the options are anti-dilutive due to a net loss.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Number of options	6,541	397,130	15,407	729,496
Exercise price range	$45.31-55.13	$27.81-55.13	$38.13-55.13	$24.44-55.13
Expiring through	May 2008	March 2012	May 2008	March 2012

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

4.                   Notes payable and debt structure

As of April 30, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of April 30, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The interest rate of the notes, from March 15, 2006 through June 14, 2006, is 4.16%, based on a LIBOR rate of 4.91%. For the third quarter of fiscal 2006, the weighted average interest rate on the notes was 3.96%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second quarter of fiscal 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005. The notes continued to be convertible as of April 30, 2006. Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of April 30, 2006. The determination of the convertibility of the notes occurs quarterly. Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet. Assuming a stock price of $47.92 (which was the closing stock price on the last business day of the quarter ended April 30, 2006), conversion of all the notes would result in our payment of $155 million in cash and 3.2 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof. Under the terms of that registration rights agreement, we were required to file a shelf registration statement for the notes and underlying common stock within an agreed amount of time and thereafter to keep it current or useable for two-year period ending in March 2006. If we failed to file or keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then, subject to certain exceptions, we were required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes. The liquidated damages to be paid were equal to an annual rate of 0.50% of the principal amount. In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing and paying liquidated damages at approximately $2,100 per day. For the nine months ended April 30, 2006, we have recorded and paid approximately $310,000 of expense related to these liquidated damages. We are not required to register the resale of the notes and underlying common stock after March 10, 2006 and therefore, our liability for the payment of liquidated damages ended on that date.

In addition to the notes, we also have a five-year $85 million revolving loan agreement with a syndicate of banks. We entered into this facility in February 2006. The facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom. As of April 30, 2006, there were no borrowings and $19.6 million of outstanding letters of credit, leaving $65.4 million available under the revolving loan facility. This new credit facility replaced our previous credit facility that consisted primarily of a revolving loan facility.

The facility is secured by pledges of accounts receivable and the U.S. land data library, which, when added together, have a carrying amount of approximately $230 million as of April 30, 2006. The facility is also secured by certain intercompany notes and stock in certain Veritas subsidiaries. Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and the rates so selected may be either at LIBOR plus 1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate). These rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%. The loan agreement and related documents contain customary financial covenants and default provisions. These covenants contain certain financial measurements as of quarter ending dates, and, as of our last fiscal quarter ended April 30, 2006, we were in compliance with these covenants.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our credit facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of April 30, 2006, $1.6 million in letters of credit were outstanding under these lines.

5.                   Commitments and contingencies

In March 2006, we entered into an agreement to charter a seismic vessel which is to be newly constructed. The time charter is for a period of 8 years fixed, with options of up to 10 more years. When delivered in February 2007, the vessel will be the seventh seismic vessel in our fleet. In addition to the charter, we are committed to invest approximately $62 million to equip the vessel for seismic operations. Of this expected total, approximately $6 million is expected to be spent during the fiscal year ending July 31, 2006 with the remainder expected to be spent during the fiscal year ending July 31, 2007. We have also entered into a commitment to purchase approximately $26 million of recording equipment to upgrade a vessel in our existing fleet. Substantially all of this amount will be spent during the fiscal year ending July 31, 2007.

6.                   Pension plan

We maintain a contributory defined benefit pension plan for eligible participating employees in the United Kingdom. The following is the net periodic benefit cost by component:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(In thousands )

Service cost (benefits earned during the period)	$324	$155	$978	$459
Interest cost on projected benefit obligation	470	316	1,418	935
Expected return on plan assets	(317)	(225)	(957)	(666)
Amortization of prior service cost	(35)	(38)	(106)	(112)
Amortization of net gain	256	79	772	235
Amortization of transition obligation	2	2	6	6
Net periodic benefit costs	$700	$289	$2,111	$857

We have made contributions to this plan based on the schedule of contributions on which the above service cost is based and expect to complete these contributions, totaling approximately $1.3 million for the year, during fiscal 2006.

7.                   Segment information

We have organized the company into four reportable segments: North and South America (NASA); Europe, Africa, Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson-Russell (VHR). In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients. NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets. VHR licenses geophysical software and provides geophysical reservoir consulting services. The results of VHR’s operations were previously included in those of the NASA region; however, beginning in fiscal 2006, senior management began to review the results of VHR separately. This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors. The information related to the three and nine months ended April 30, 2005 has been restated to reflect the new segment structure. A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Three Months Ended April 30, 2006
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$172,557	$31,246	$27,366	$5,050	$—	$236,219
Depreciation and amortization, net(other than multi-client)	9,274	1,187	432	1,015	258	12,166
Amortization of multi-client library	43,611	5,669	—	—	—	49,280
Operating income (loss)	51,719	3,989	3,989	1	(11,087)	48,611
Assets	544,871	161,655	79,936	15,215	299,943	1,101,620

	For the Three Months Ended April 30, 2005
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands )
Revenue	$111,007	$30,636	$29,396	$4,471	$—	$175,510
Depreciation and amortization, net(other than multi-client)	7,151	1,422	1,198	945	253	10,969
Amortization of multi-client library	12,875	5,568	713	—	—	19,156
Operating income (loss)	26,489	7,498	4,336	(854)	(8,224)	29,245
Assets	457,425	103,251	51,508	14,705	212,053	838,942

	For the Nine Months Ended April 30, 2006
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands )
Revenue	$445,541	$99,705	$83,882	$14,629	$—	$643,757
Depreciation and amortization, net(other than multi-client)	23,614	4,660	3,321	2,969	700	35,264
Amortization of multi-client library	132,282	25,360	—	—	—	157,642
Operating income (loss)	123,923	14,198	15,231	(1,427)	(31,481)	120,444
Assets	544,871	161,655	79,936	15,215	299,943	1,101,620

	For the Nine Months Ended April 30, 2005
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands )
Revenue	$318,527	$95,486	$71,497	$11,809	$—	$497,319
Depreciation and amortization, net(other than multi-client)	22,192	3,932	3,368	2,846	826	33,164
Amortization of multi-client library	70,531	29,734	3,294	—	—	103,559
Operating income (loss)	73,025	14,998	5,452	(4,334)	(23,107)	66,034
Assets	457,425	103,251	51,508	14,705	212,053	838,942

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

On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees of: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Options issued to employees under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant; have five-year lives and vest over three years. Options issued to continuing non-employee directors under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest immediately. In lieu of options, non-employee directors have been granted the right to receive one deferred share unit (DSU) for each option which would otherwise have been granted. These DSU’s are vested immediately and automatically convert to one share of our common stock when the service as a director terminates. As of April 30, 2006, 1.3 million shares were reserved for issuance under this plan, with no more than 0.3 million of those shares issuable in any form other than stock options.

Information related to stock based compensation follows:

	Three Months Ended April 30, 2006	Nine Months Ended April 30, 2006
	(in millions of dollars, expect per share data)
Compensation costs recorded for all plans	$1.6	$4.7
Tax benefit recognized in income statement for share-based compensation arrangements	0.5	1.4
Impact of adopting SFAS 123R to:
Net income	1.1	3.3
Basic earnings per share	0.03	0.09
Diluted earnings per share	0.03	0.08

SFAS 123R requires tax benefits relating to excess stock based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows. Accordingly, for the nine months ended April 30, 2006, we reported approximately $2.4 million of excess tax benefits from stock based compensation as cash provided by financing activities on our statement of cash flows.

Our policy of meeting the requirements upon exercise of stock options is to issue new shares.

As of April 30, 2006, there was approximately $8.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a straight line basis over the weighted average remaining period which is approximately 2 years.

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

Nine Months Ended April 30, 2006
Expected volatility	50.8%
Expected dividends	0%
Expected term (in years)	4.0
Risk free rate	4.0%

The following table provides additional information related to this stock option plan:

	For the Nine Months Ended April 30, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life In Years	Aggregate Intrinsic Value (000’s)
Beginning balance	2,422,790	$17.52
Options granted	209,750	31.94	$13.29	4.5
Options exercised	(1,208,362)	17.57
Options forfeited	(39,605)	23.27
Total outstanding	1,384,573	19.56		3.0	$39,263
Options exercisable and vested	1,055,273	18.47		2.8	$31,080

The total intrinsic value of options exercised during the nine months ended April 30, 2006 and 2005 was $25.8 million and $1.5 million, respectively. The intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. Cash received under all share-based payment arrangements for the nine months ended April 30, 2006 was approximately $23.4 million. The tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements was approximately $3.6 million for the nine months ended April 30, 2006.

Performance shares

During October 2005, certain participants were awarded rights to receive restricted shares of the company in October 2006. Restricted shares will be granted, if earned, in October 2006. The number of shares is based upon established performance targets that will be assessed at the end of the fiscal year. The vesting of the issued restricted shares will be two years after the performance targets are assessed and therefore the service period is from the date of grant through July 31, 2008. These shares were valued initially at $31.94 per share for a total value of $2.5 million based upon the market price of the shares at the award date and the expected outcome of the performance targets. Based on the results for the nine months ended April 30, 2006 and the increased probability that the fiscal 2006 performance targets will be exceeded, we accrued additional stock based compensation related to the performance shares. The shares are currently valued at $4.9 million, which will be recorded as compensation expense over the remaining service period. The compensation expense related to this plan may continue to fluctuate based upon the expected outcome of the performance targets.

Restricted Stock

Restricted shares awarded generally vest ratably over 3 years. The status of the restricted stock as of July 31, 2005 and the changes during the fiscal year through April 30, 2006 are presented below:

Number of Shares
Nonvested at July 31, 2005	54,134

Activity for the quarter ended October 31, 2005:
Granted	97,500
Less: Vested	7,167
Less: Forfeited	1,888
Nonvested at October 31, 2005	142,579

Activity for the quarter ended January 31, 2006:
Granted	3,100
Less: Vested	14,540
Less: Forfeited	—
Nonvested at January 31, 2006	131,139

Activity for the quarter ended April 30, 2006:
Granted	2,000
Less: Vested	3,033
Less: Forfeited	4,388
Nonvested at April 30, 2006	125,718

The weighted average grant date fair value for the granted restricted stock was $43.26 and $32.11 per share for the three and nine months ended April 30, 2006, respectively. The total fair value of shares vested during the three and nine months ended April 30, 2006 and 2005 was as follows (in thousands of dollars):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005

Fair value of shares vested	$132	$74	$955	$565

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

				Assumptions used in valuation model
For the quarter ended	Shares granted	Quarter when to be issued	Grant date fair value	Risk free rate	Volatility	Expected life	Expected dividends
October 31, 2005	23,144	Second	$7.52	3.5%	47%	90 days	—
January 31, 2006	21,878	Third	$7.50	3.9%	40%	90 days	—
April 30, 2006	19,543	Fourth	$10.67	4.7%	39%	90 days	—

Prior to August 1, 2005

Prior to August 1, 2005, we accounted for equity-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25. As required by SFAS 123R, we have disclosed below the effect on net income and earnings per share of equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three and nine months ended April 30, 2005.

	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2005

Net income as reported	$18,407	$36,753
Add: Compensation expense, net of related tax effects	84	263
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(648)	(2,002)
Pro forma net income	$17,843	$35,014

Earnings per share:
Basic:
As reported	$.54	$1.09
Pro-forma	.53	1.04

Diluted:
As reported	$.52	$1.05
Pro-forma	.51	1.00

The weighted average fair values of options granted during fiscal 2005 were determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

For the Three and Nine Months Ended April 30, 2005
Risk-free interest rate	3.7%
Expected volatility	46.8%
Expected life in years	4.0

9.                   Exchangeable Shares

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

These special voting shares possess a number of votes equal to the number of outstanding Veritas Energy Services exchangeable shares and Veritas Energy Services Class A exchangeable shares, Series 1 that are not owned by Veritas DGC Inc. or any of its subsidiaries. Such exchangeable shares were issued to the former stockholders of Veritas Energy Services and Enertec Resources in business combinations with Veritas DGC Inc. In any matter submitted to Veritas DGC Inc. stockholders for a vote, each holder of a Veritas Energy Services exchangeable share has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Veritas Energy Services special voting share for each Veritas Energy Services exchangeable share owned by the holder. Likewise, each holder of a Veritas Energy Services class A exchangeable share, series 1 has the right to instruct a trustee as to the manner of voting for one of the votes comprising the Enertec special voting share for each Veritas Energy

Services Class A exchangeable shares, Series 1 owned by the holder. The Veritas Energy Services exchangeable shares and the Veritas Energy Services Class A exchangeable shares, Series 1 are convertible on a one-for-one basis into shares of the common stock and, when coupled with the voting rights afforded by the special voting shares, have rights virtually identical to Veritas DGC Inc. common stock. As a result, we treat the exchangeable shares as shares of our common stock for all purposes, including the calculation of earnings per share information.

In January 2006, it was announced that Veritas Energy Services has accelerated the automatic redemption date of its exchangeable shares and its class A exchangeable shares, series 1 to May 16, 2006, and that Veritas DGC has exercised its right to redeem both classes of Veritas Energy Services exchangeable shares. On May 16, 2006, the closing date, each exchangeable share of both classes then outstanding was exchanged for one share of Veritas DGC common stock. Following the redemption on May 16, Veritas DGC owned all of the issued and outstanding shares of Veritas Energy Services. Therefore, after May 16, 2006, we now have only one class of stock outstanding.

10.            Subsequent Events

Selling of land seismic acquisition business

We announced on June 1, 2006 that we entered into a letter of intent with Matco Capital Ltd. to sell our land seismic acquisition business for an undisclosed consideration.

In fiscal year 2005 the land seismic acquisition business of Veritas generated approximately US $140 million of revenue, or approximately 22 percent of the consolidated revenue of Veritas. The closing is expected to occur in the summer of 2006 and is contingent upon reaching a definitive agreement as well as receipt of regulatory and other approvals.

Texas franchise tax

On May 18, 2006, a new tax reform measure was signed into law that substantially revises the Texas state franchise tax. We believe this new legislation is an income tax to be accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. We are currently evaluating the impact this will have on our financial statements.

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

Overview

We believe that global exploration for oil and gas is increasing worldwide in key basins of interest. While seismic has traditionally been used purely as an exploration tool, we are also seeing growing interest in new seismic reservoir imaging techniques, such as wide azimuth acquisition, which offers better delineation of complex structures and may advance the use of seismic in hydrocarbon production. We believe all of this is promising for our business, although seismic spending will undoubtedly continue to fluctuate.

Our overall performance for the nine months ended April 30, 2006 is the result of being well positioned to take advantage of the increased exploration and reservoir delineation spending. This positioning includes having quality multi-client data in areas of current customer interest, data processing abilities that enable us to produce the highest quality seismic images, and field operations that are capable of providing technical as well as health, safety and environmental excellence.

The particularly strong performance of our land multi-client and contract business in North America provides a solid indicator of our customers’ renewed interest and increased exploration activity in the mature Canadian and US markets.

Due to our sales and operational efforts and the robust seismic market, our backlog was $460 million on April 30, 2006, compared to $474 million at January 31, 2006 and $234 million at April 30, 2005. We expect that approximately 90% of our April 30, 2006 backlog will be completed during the next twelve months.

We have organized the company into four reportable segments: North and South America (NASA); Europe, Africa, Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson-Russell (VHR). In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients. NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets. VHR licenses geophysical software and provides geophysical reservoir consulting services. The results of VHR’s operations were previously included in those of the NASA region; however, beginning in fiscal 2006, senior management began to review the results of VHR separately. This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors. The information related to the three and nine months ended April 30, 2005 has been restated to reflect the new segment structure.

Results of operations

Three months ended April 30, 2006 compared with three months ended April 30, 2005

Revenue. Our revenue increased by 35% from $175.5 million in the third quarter of fiscal 2005 to $236.2 million in the third quarter of fiscal 2006.

Multi-client revenue in the third quarter of fiscal 2006 of $88.8 million increased $41.2 million, or 86%, compared to the prior year’s third fiscal quarter. Increased revenues were driven by continued strengthening of interest in the Gulf of Mexico and especially strong marine data library sales in Brazil.

Contract revenue in the third quarter of fiscal 2006 increased $19.5 million, or 15%, from the prior year’s third fiscal quarter. While market conditions continue to improve and strengthen our business worldwide, we saw much of the increase in this fiscal quarter from land acquisition work in Canada and Alaska as well as increased processing revenue across all geographic divisions. The marine acquisition revenue remained strong considering the prior year third quarter had a significant wide azimuth project in the Gulf of Mexico.

The NASA segment was the primary contributor to the higher revenue. This increase was driven by increased marine multi-client library data sales related to the Brazil and the Gulf of Mexico areas. The increase also came from land acquisition work in Canada and Alaska. The revenue in the Asia Pacific segment decreased from the prior year third quarter primarily due to maintenance work and vessel downtime during the current quarter.

Revenues by contract type were as follows:

	Three Months Ended April 30,
			Change
	2006	2005	$	%
	(Dollars in thousands)
Multi-Client:
Land	$12,713	$10,291	$2,422	24%
Marine	76,132	37,359	38,773	104%
Total Multi-Client	88,845	47,650	41,195	86%
Contract:
Land	75,167	56,981	18,186	32%
Marine	72,207	70,879	1,328	2%
Total Contract	147,374	127,860	19,514	15%
Total Revenue	$236,219	$175,510	$60,709	35%

Revenues from our operating segments were as follows:

	For the Three Months Ended April 30,
			Change
	2006	2005	$	%
	(Dollars in thousands)

NASA	$172,557	$111,007	$61,550	55%
EAME	31,246	30,636	610	2%
APAC	27,366	29,396	(2,030)	(7)%
VHR	5,050	4,471	579	13%
Total Revenue	$236,219	$175,510	$60,709	35%

Operating income. Operating income increased $19.4 million, or 66%, compared to the prior year’s third fiscal quarter primarily due to improved revenue and pricing in both our multi-client and contract business. The strongest areas were in land acquisition and processing work. Operating margin as a percent of revenue increased from 17% in the prior year’s third fiscal quarter to 21% in the current year’s third fiscal quarter.

General and administrative expenses increased $2.5 million from the prior year’s third fiscal quarter primarily due to share-based employee compensation expense resulting from the adoption of new accounting rules, severance costs and increased provision for performance-based incentive compensation.

Interest expense. Interest expense increased by $0.9 million from the prior year’s third fiscal quarter as a result of increases in the interest rate on the $155.0 million convertible debt.

Interest income. Interest income increased approximately $1.7 million compared to the prior year’s third fiscal quarter due to higher interest rates and a higher cash balance.

Other income (expense), net. Other income and expense, net primarily consists of foreign exchange losses of $0.7 million in the third quarter of fiscal 2006. For third quarter of fiscal 2005, other income and expense, net consists of $0.3 million of foreign exchange gains and other miscellaneous gains of $0.6 million.

Income taxes. The company’s effective tax rate for the quarter ended April 30, 2006 was 33.2%, which is slightly lower than the 35% U.S. statutory rate. The current quarter tax rate is lower than the prior year’s third quarter rate of 39.8% primarily because of favorable adjustments recorded in the current quarter relating to the filing of certain prior year tax returns.

Nine months ended April 30, 2006 compared with nine months ended April 30, 2005

Revenue. Our revenue increased by 29% from $497.3 million in the first nine months of fiscal 2005 to $643.8 million in the first nine months of fiscal 2006.

Multi-client revenue in the first nine months of fiscal 2006 of $286.4 million increased $106.0 million, or 59%, compared to the prior fiscal year’s first nine months. Both land and marine revenue improved primarily as a result of strong sales of land surveys in Canada and marine data library sales in Brazil and the Gulf of Mexico.

Contract revenue in the first nine months of fiscal 2006 of $357.4 million increased $40.5 million, or 13%, compared to the prior fiscal year’s first nine months. Both land and marine revenue improved primarily due to increased activity in Canada and the Asia Pacific region. Processing work also had improvements in revenue across all geographic segments. Revenue increases were partially offset by a revenue decrease in marine acquisition in NASA due to a significant wide azimuth project in the Gulf of Mexico in the third quarter of fiscal 2005 and the allocation of vessels to multi-client library projects during fiscal 2006.

Our NASA and APAC regions contributed the largest revenue increases on a segment basis. Growth in NASA was due to increased multi-client activity in Canada, Brazil and the Gulf of Mexico. For the first nine months in fiscal 2006, APAC has benefited from higher activity in the marine contract business.

Revenues by contract type were as follows:

	Nine Months Ended April 30,
			Change
	2006	2005	$	%
	(Dollars in thousands)
Multi-Client:
Land	$85,693	$36,303	$49,390	136%
Marine	200,691	144,110	56,581	39%
Total Multi-Client	286,384	180,413	105,971	59%
Contract:
Land	156,359	133,965	22,394	17%
Marine	201,014	182,941	18,073	10%
Total Contract	357,373	316,906	40,467	13%
Total Revenue	$643,757	$497,319	$146,438	29%

Revenues from our operating segments were as follows:

	For the Nine Months Ended April 30,
			Change
	2006	2005	$	%
	(Dollars in thousands)

NASA	$445,541	$318,527	$127,014	40%
EAME	99,705	95,486	4,219	4%
APAC	83,882	71,497	12,385	17%
VHR	14,629	11,809	2,820	24%
Total Revenue	$643,757	$497,319	$146,438	29%

Operating income. Operating income increased $54.4 million, or 82%, from the first nine months of fiscal 2005 to $120.4 million in the first nine months of fiscal 2006. This increase was primarily due to improvements in both revenue and margins across our multi-client and contract business. Margin increases were primarily due to the multi-client sales in NASA in Canada, Brazil and the Gulf of Mexico as well as an increase in marine contract work in the APAC region and land contract work primarily in Canada.

General and administrative expenses increased $7.9 million from the prior fiscal year’s first nine months due to share-based employee compensation expense of approximately $2.5 million resulting from the adoption of SFAS 123R as well as severance costs, higher professional fees and increased provision for performance-based incentive compensation.

Interest expense. Interest expense increased by $2.3 million from the prior fiscal year’s first nine months as a result of the increase in the LIBOR applicable to the $155 million convertible debt.

Interest income. Interest income increased $4.5 million compared to the prior year’s first nine months primarily due to a higher interest rates and a higher cash balance.

Gain on involuntary conversion of assets. The company recognized a pre-tax insurance gain of $2.0 million in the first quarter of fiscal 2006 related to insurance settlements for the equipment loss on the Veritas Viking experienced in the second quarter of fiscal year 2005.

Other income (expense), net. Other income and expense, net consists of foreign exchange losses of $1.0 million and other miscellaneous gains of $1.0 million for the nine months ended April 30, 2006. For the nine months ended April 30, 2005, other income and expense, net consisted of other miscellaneous gains of $0.9 million.

Income taxes. The company’s effective tax rate for the nine months ended April 30, 2006 was 39.3%, which is higher than the 35% U.S. statutory rate. Substantially all of this higher tax rate was attributable to non-U.S. activities. The effective tax rate for the prior year’s first nine months of 45.4% was higher than the current year tax rate due to the company’s inability to record in the prior year the benefit of certain deferred tax assets, and favorable adjustments recorded in the current quarter relating to the filing of certain prior year tax returns. However, during the fourth fiscal quarter of 2005, we concluded that valuation allowances recorded against deferred tax assets in certain jurisdictions were no longer necessary, resulting in a net tax benefit in fiscal 2005.

Liquidity and capital resources

Cash flow and liquidity

Our internal sources of liquidity are cash on hand and cash flow from operations. External sources include our existing credit facilities, public financing, equity sales, equipment financing, and trade credit. We believe that our current cash balance and cash flow from operations will be adequate to meet our liquidity needs over the next twelve months. We expect to continue to increase our cash balance during the remainder of fiscal 2006.

Net cash provided by operating activities was $235 million for the first nine months of fiscal 2006, which is a slight decrease compared to the first nine months of fiscal 2005 due to the changes in working capital items. Net cash used by investing activities increased to $134 million in the first nine months of fiscal 2006 from $120 million in the first nine months of fiscal 2005 primarily due to increased multi-client library expenditures. Our currently projected cash investments for fiscal 2006 include capital expenditures to replace and upgrade existing equipment of approximately $70 to $75 million and investment in our data library of approximately $170 to $180 million. We expect to fund the remainder of these investments from our current cash on hand and from internally generated funds.

As of the beginning of the second quarter of fiscal  2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005. The notes continued to be convertible as of April 30, 2006. However, we do not expect any of the debt to be converted during fiscal 2006. As of April 30, 2006, we had an adequate amount of cash to fund the conversion of the notes which would require a payment of the entire principal amount had all of the notes been converted on that date.

While we believe that we have adequate sources of funds to meet our liquidity needs even if we were required to fund the conversion of the notes, our ability to meet our obligations depends on our future performance, which is subject to many factors beyond our control. Key factors affecting future results include utilization levels of acquisition and processing assets and demand for multi-client library surveys, all of which are driven by our customers’ exploration spending and, ultimately, the underlying commodity prices.

In March 2006, we entered into an agreement with another company to charter a seismic vessel which is to be newly constructed.  The time charter is for a period of 8 years fixed, with options of up to 10 more years.  When delivered in February 2007, the vessel will be the seventh seismic vessel in our fleet. In addition to the charter, we are committed to invest approximately $62 million to equip the vessel for seismic operations.  Of this expected total, approximately $6 million is expected to be spent during the fiscal year ending July 31, 2006 and the remainder is expected to be spent during the fiscal year ending July 31, 2007.

We have also entered into a commitment to purchase approximately $26 million of recording equipment to upgrade a vessel in our existing fleet. Substantially all of this amount will be spent during the fiscal year ending July 31, 2007.

Debt structure

As of April 30, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of April 30, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%. The interest rate of the notes, from March 15, 2006 through June 14, 2006, is 4.16%, based on a LIBOR rate of 4.91%. For the third quarter of fiscal 2006, the weighted average interest rate on the notes was 3.96%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005. The notes continued to be convertible as of April 30, 2006. Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of April 30, 2006. The determination of the convertibility of the notes occurs quarterly. Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet. Assuming a stock price of $47.92 (which was the closing stock price on the last business day of the quarter ended April 30, 2006), conversion of all the notes would result in our payment of $155 million in cash and 3.2 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof. Under the terms of that registration rights agreement, we were required to file a shelf registration statement for the notes and underlying common stock within an agreed amount of time and thereafter to keep it current or useable for two-year period ending in March 2006. If we failed to file or keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then, subject to certain exceptions, we were required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes. The liquidated damages to be paid were equal to an annual rate of 0.50% of the principal amount. In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing and paying liquidated damages at approximately $2,100 per day. For the nine months ended April 30, 2006, we have recorded and paid approximately $310,000 of expense related to these liquidated damages. We are not required to register the resale of the notes and underlying common stock after March 10, 2006 and therefore, our liability for the payment of liquidated damages ended on that date.

In addition to the notes, we also have a five-year $85 million revolving loan agreement with a syndicate of banks. We entered into this facility in February 2006. The facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom. As of April 30, 2006, there were no borrowings and $19.6 million of outstanding letters of credit, leaving $65.4 million available under the revolving loan facility. This new credit facility replaced our previous credit facility that consisted primarily of a revolving loan facility.

The facility is secured by pledges of accounts receivable and the U.S. land data library, which, when added together, have a carrying amount of approximately $230 million as of April 30, 2006. The facility is also secured by certain intercompany notes and stock in certain Veritas subsidiaries. Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and the rates so selected may be either at LIBOR plus 1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate). These rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%. The loan agreement and related documents contain customary financial covenants and default provisions. These covenants contain certain financial measurements as of quarter ending dates, and, as of our last fiscal quarter ended April 30, 2006, we were in compliance with these covenants.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our credit facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of April 30, 2006, $1.6 million in letters of credit were outstanding under these lines.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 150.”  SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for us for the fiscal year beginning August 1, 2007. The implementation of SFAS No. 155 is not expected to have a material impact on the company’s financial statements.

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

Item 3.                                   Quantitative and Qualitative Disclosures Regarding Market Risk

As of April 30, 2006, we had $155.0 million in Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair value of $323 million, based upon the bid price of 208.64 on April 30, 2006. These notes are not hedged and represent our total exposure to interest rate risk. Each 100 basis point increase in the LIBOR rate will increase our interest expense by $1.6 million per year.

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of April 30, 2006. The evaluation considered the procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified in the rules and forms of the Securities and Exchange Commission and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of April 30, 2006.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2006, we did not make any change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.                                   Exhibits

Exhibits filed with this report:

Exhibit No.		Description
*31.1	—	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.
*31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
**32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
**32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

* filed herewith

** furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of June 2006.

VERITAS DGC INC.

By:	/s/ MARK E. BALDWIN
Mark E. Baldwin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ DENNIS S. BALDWIN
Dennis S. Baldwin
Vice President, Corporate Controller (Chief Accounting Officer)