Form 10-K
period 2006-07-31
VERITAS DGC INC
filed 2006-10-04
CIK 28866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $1,589 million as of January 31, 2006.

The number of shares of the Company’s common stock, $.01 par value, outstanding at August 31, 2006 was 36,058,583.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

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

PART I

ITEM 1. Business

Merger Agreement

On September 4, 2006, we entered into a merger agreement with Compagnie Générale de Géophysique, a société anonyme organized under the laws of the Republic of France (“CGG”), whereby CGG agreed to acquire Veritas in a part cash, part stock transaction.  The transaction is currently expected to close around the end of calendar year 2006.  See further discussion on the proposed merger in Note 15, Subsequent Events, of Notes to Consolidated Financial Statements.

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

We acquire, process, interpret and market geophysical information that provides 2D and 3D images of the subsurface. We also produce 4D surveys, which record fluid movement in the reservoir by repeating specific 3D surveys over time. Additionally, we use geophysical data for reservoir characterization to enable our customers to maximize their recovery of oil and natural gas.

Services and Markets

We conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients. The high cost of acquiring and processing geophysical data on an exclusive basis has prompted many oil and gas companies to license surveys on a multi-client basis. In response to this demand, we have built a large library of surveys consisting of approximately 200,000 line kilometers of 2D data and 210,000 square kilometers of 3D data. Our marine data library includes surveys in the Gulf of Mexico, the North Sea, Southeast Asia, West Africa, North Africa, Canada and Brazil. Our land data library includes surveys in Texas, Mississippi, Oklahoma, Wyoming and Utah in the United States as well as Alberta and British Columbia in Canada. The portion of our revenue generated from the sale of multi-client data licenses is influenced by a number of factors, including government licensing of exploration and production rights and as a result, will fluctuate from year to year.

The following tables describe our revenue by contract type and geographic area based on the location of the product or service provided:

	Years Ended July 31,
Revenue by Contract Type	2006	2005	2004
	(In thousands)
Contract work	$470,132	$389,046	$289,404
Licensing of multi-client data	352,056	244,980	275,065
Total	$822,188	$634,026	$564,469

	Years Ended July 31,
Revenue by Geographic Area	2006	2005	2004
	(In thousands)
United States	$343,299	$287,993	$245,144
Canada	141,667	92,639	88,283
Latin America	67,401	17,178	57,210
Europe	93,589	71,852	79,182
Middle East/Africa	60,771	62,515	32,513
Asia Pacific	115,461	101,849	62,137
Total	$822,188	$634,026	$564,469

In fiscal 2006, 2005 and 2004, 58%, 55% and 57%, respectively, of our revenue was attributable to non-U.S. operations and export sales. (See Note 13 of Notes to Consolidated Financial Statements for additional geographic and segment information.)

Principal Operating Assets

We acquire, process, interpret and sell geophysical information utilizing a wide array of assets as follows:

Land Acquisition

Our land acquisition activities are performed with technologically advanced geophysical equipment. As of July 31, 2006, our land survey equipment had a combined recording capacity of approximately 52,000 channels. We typically deploy equipment in North and South America and Oman by crews of varying size. Our crew count varies widely as land acquisition is a seasonal activity in many markets, primarily due to weather.

Our land operations include surveying crews, which lay out the lines to be recorded and mark the sites for shot-hole placement or equipment location, and recording crews, which use explosive or mechanical vibrating units to produce acoustic impulses and use recording units to synchronize the shooting and capture of the seismic signals via geophones. On a land survey where explosives are used, the recording crew is supported by several drill crews, which are typically furnished by third parties under short-term contracts. Drill crews operate in advance of the recording crew and bore shallow holes for explosive charges which, when detonated by the recording crew, produce the necessary acoustic impulse.

Marine Acquisition

Our marine acquisition crews operate from chartered vessels that have been modified or equipped to our specifications. All of the vessels we utilize are equipped to perform both 2D and 3D geophysical surveys. During the last several years, the majority of the marine geophysical data acquisition services we performed involved 3D surveys. The following table contains certain information concerning the geophysical vessels we operated as of July 31, 2006.

Vessel	Year Entered Service	Length	Beam	Charter Expiration
Pacific Sword	1999	189 feet	40 feet	October 2006	(1)
Seisquest	2001	300 feet	60 feet	May 2007	(1)
Veritas Viking	1998	305 feet	72 feet	May 2011
Veritas Viking II	1999	305 feet	72 feet	May 2007
Veritas Vantage	2002	305 feet	72 feet	April 2010
Veritas Voyager	2006	220 feet	52 feet	July 2011	(1)
Veritas Searcher	1982	217 feet	44 feet	Owned	(1)

(1) See the following discussions related to various changes in the status of the charters and the vessels subsequent to July 31, 2006.

The Veritas Searcher was sold in August 2006.  During July 2006, we chartered the Veritas Voyager to replace the Veritas Searcher.  As of July 31, 2006, the Veritas Searcher was classified in the balance sheet as an asset held for sale.

Each vessel is equipped with geophysical recording instrumentation, digital geophysical streamer cable, cable location and geophysical data location systems, multiple navigation systems, and a source control system that controls the synchronization of the energy source and a firing system that generates the acoustic impulses. Streamer cables contain hydrophones that receive the acoustic impulses reflected by variations in the subsurface strata.

At present, five of our vessels are equipped with multiple streamers and multiple energy sources. These vessels acquire more lines of data with each pass, which reduces completion time and the acquisition cost. The Veritas Viking, Veritas Viking II and the Veritas Vantage are each capable of deploying 12 streamers simultaneously, although each is currently equipped to tow eight. The Veritas Viking, Veritas Viking II, Veritas Vantage and Veritas Voyager are equipped with solid streamers that offer numerous advantages over fluid-filled streamers. The solid streamers allow these vessels to work in rougher seas and record more desirable frequencies with less noise and less downtime than is possible with fluid-filled streamers.

In March 2006, we entered into an agreement with a third party ship owner to charter a vessel currently known as the Veritas Vision, which is currently being converted for seismic operations.  The term of the charter is for a period of eight years fixed, with options of up to 10 more years.  When delivered in the first calendar quarter of 2007, the Veritas Vision will be the seventh seismic vessel in our fleet.

In September 2006, we entered into an agreement to charter a seismic vessel, currently known as the Viking Poseidon, which is currently expected to be in service commencing in the second calendar quarter of 2007.  This vessel will serve as a replacement for the Seisquest vessel, which is under a charter that expires in May of 2007.

Subsequent to July 31, 2006, we renewed our charter agreement to extend the charter expiration related to the Pacific Sword from October 2006 to October 2009.

Data Processing and Interpretation

We operate several data processing centers capable of processing 2D and 3D data. Most of our data processing services are performed on 3D seismic data. The centers process data received from the field, both from our own crews and from other geophysical companies, to produce an image of the earth’s subsurface using proprietary computer software and techniques. We also reprocess older geophysical data using new techniques designed to enhance the quality of the data. Our first data processing center opened in 1966, and we now have centers in all of our geographic locations.

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

We have groups of scientists available to perform advanced geophysical and geological interpretation on a contract basis. These experts work around the world, using third party and our proprietary software to create subsurface models for our clients and advise our clients on how best to exploit their reservoirs. Their work is related to exploration as well as production activities. Additionally, we license our proprietary Hampson-Russell software to companies desiring to do their own geophysical interpretation.

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

Our research and development staff includes scientists, engineers or programmers. Our research and development efforts focus on new acquisition technologies and processes and on our core processing and imaging software. During fiscal 2006, 2005 and 2004, research and development expenditures were $22.9 million, $18.9 million and $15.5 million, respectively.

During fiscal 2006, 2005, and 2004, capital expenditures for equipment were $67.9 million, $62.4 million and $30.5 million, respectively. We expect to increase substantially our investment in capital equipment during fiscal 2007 to approximately $200 to $240 million. Our 2007 capital budget includes amounts for replacement and upgrading of our existing equipment and amounts for equipping a new vessel that is expected to be in place during the first calendar quarter of 2007.

During fiscal 2006, 2005 and 2004, our cash multi-client investment, net of capitalized depreciation, was $165.6 million, $148.4 million and $126.3 million, respectively. For fiscal 2007, we are planning to substantially increase our cash investment in multi-client data to approximately $250 to $300 million.

Competition

The acquisition and processing of geophysical data for the oil and gas industry has historically been highly competitive worldwide. Success in marketing geophysical services is based on several factors, including price, crew experience, equipment availability, technological expertise, reputation for quality and dependability, safety record and, in the case of multi-client surveys, availability of surveys in the area of current customer interest.

Our largest global competitors are Western-Geco (a division of Schlumberger), CGG and Petroleum Geo-Services ASA. Additionally, there are a large number of seismic companies, mostly small and local, in the land acquisition and land data processing areas where financial and technical barriers to entry are minimal. In the multi-client library business, we compete with the full-service seismic companies mentioned above, as well as with specialty library companies such as TGS Nopec Geophysical Company ASA and Seitel Inc.  On September 5, 2006, we announced that we entered into a merger agreement with CGG whereby CGG will acquire Veritas in a part cash, part stock transaction.  See further discussion on the proposed merger in Note 15, Subsequent Events, of Notes to Consolidated Financial Statements.

We compete to a lesser degree with large, state-affiliated companies, such as BGP of China. These companies are large providers of seismic services in their home countries and have recently been expanding their operations to include other parts of the world. They are particularly aggressive in price sensitive markets, such as those involving large tenders to national oil companies, where low price is of paramount importance.

Due to the constantly changing configurations of seismic crews and the immense numbers of channels in the market, it is impossible to discuss the global competition in land acquisition in any quantitative fashion. Tracking our competition is more feasible in the marine acquisition market. According to a September 15, 2005 report by Enskilda Securities, a third party industry analyst, there are a total of 60 towed-streamer vessels working in the world, including 44 3D vessels and 16 2D vessels. In fiscal 2005 and 2006, there were temporary and local shortages of vessels of specific capability, which allowed us to increase seismic acquisition margins in certain regions.

Backlog

At July 31, 2006, our backlog of commitments for future revenue was $456.4 million, compared with $301.8 million at July 31, 2005.  We expect that approximately 90% of our July 31, 2006 backlog will be completed during the next twelve months. This backlog consists of written orders or firm commitments. Contracts for services are subject to modification by mutual consent and in certain instances are cancelable by the customer on short notice without penalty. As a result of these factors, our backlog as of any particular date may not be indicative of our actual operating results for any succeeding period.

Significant Customers

Our customers include international oil and gas companies, national oil companies and independent oil and gas companies. In fiscal 2006, no customer accounted for 10% or more of our total revenue. A single, large multi-national oil company represented 12% of our revenue in fiscal 2005.  In fiscal 2004, no customer accounted for 10% or more of our total revenue.

Employees

During fiscal 2006, we employed an average of approximately 2,800 people on a full-time basis. Our number of employees varies greatly due to activity changes in our land acquisition business and during fiscal 2006 ranged from a low of approximately 2,400 to a high of approximately 4,300. This variation typically occurs on a seasonal basis, with higher employee counts and higher revenue occurring during our second and third fiscal quarters, coinciding with the winter seismic acquisition seasons in Alaska and Canada. However, performance of large land surveys in South America or other locales can cause a marked shift from this pattern. A total of 31 employees in Singapore are subject to collective bargaining agreements. We consider our relations with our employees to be good.

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

ITEM 1A. Risk Factors

Our recently announced merger agreement with CGG may cause uncertainties among our customers.

Some customers may be hesitant to contract for our services in light of uncertainties about our ability to perform due to our recently announced plan to merge with CGG or may prefer not to do business with us following the completion of the merger.  If we are unable to reassure our customers to continue utilizing our services, our financial results may be adversely affected.

In the event our recently announced plan to merge with CGG is not consummated, our ability to carry on our business at current levels may be affected.

Closing of our current agreement to merge with CGG is contingent upon a number of items, including, among other things, approval of the merger by an affirmative vote of a majority of our shareholders and approval of the issuance of CGG shares in the merger by the affirmative vote of two-thirds of CGG’s shareholders, as well as the receipt of necessary regulatory approvals from several agencies in several countries.  There can be no assurance that all such approvals will be obtained, and, in the event any approval required under the merger agreement as a condition to closing is not obtained, the merger may not be consummated.  If the merger is not consummated, we may have difficulty retaining and recruiting employees in vital areas and we may have difficulty retaining current customers or attracting new customers.

In the event our recently announced plan to merge with CGG is not consummated, the price of our stock may be affected.

Our closing stock price was $57.27 on July 31, 2006 and closed at $70.07 on September 5, 2006, after announcement of the merger. The increase in the stock price is primarily due to the premium to be paid related to the merger.  In the event our previously announced merger with CGG is not consummated, the price of our common shares may be adversely affected because the stockholders will not receive the premium contemplated by the merger agreement.

As a provider of geophysical technologies, our business is substantially dependent on the level of exploration expenditures by oil and gas companies.

Exploration expenditures by oil and gas companies are affected by several factors, including actual and forecasted petroleum commodity prices and such companies’ own short term and strategic plans. These expenditures may also be affected by worldwide economic conditions. Should there be a sustained period of substantially reduced exploration expenditures by oil and gas companies, the demand for geophysical services likely will drop and have an adverse effect on our results of operations and cash flow during the affected period. In recent years, many of our customers had been using a substantial portion of their discretionary cash to pay down debt, buy back their stock, drill low-risk prospects and maximize production from existing fields rather than exploring for new prospects. While we believe this trend has ended, due to recent commodity price increases and current supply and demand forecasts, there can be no guarantee that oil and gas companies will engage in substantial or prolonged exploration programs involving seismic spending. While petroleum commodity prices are currently high from a historical perspective, history has shown these prices to be very volatile.

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

Our revenue is subject to fluctuations that are beyond our control, which could adversely affect our results of operations in any financial period.

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

Our success depends upon attracting and retaining highly skilled professionals and technical personnel. A number of our employees are highly skilled scientists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the geophysical services industry. We may confront significant and potentially adverse competition for key personnel, particularly during periods of increased demand for geophysical services and possible uncertainties caused by our recently announced plan to merge with CGG. In addition, our success will depend to a significant extent upon the abilities and efforts of members of our senior management, the loss of whom could adversely affect our business.

We face risks associated with our foreign revenue generating activities.

Substantial portions of our revenue are derived from foreign activities. During the fiscal years ended July 31, 2006 and 2005, approximately 57% and 53% of our revenue, respectively, was attributable to activities outside the United States. During the fiscal years ended July 31, 2006 and 2005, we recognized revenue from customers residing in the following foreign countries that represented more than 1% of our consolidated revenue on a gross basis for that fiscal year:

	July 31,
	2006	2005
Country of origin	(In millions)
Australia	$71.8	$38.7
Brazil	42.2	6.4
Cameroon	10.3	0.5
Canada	140.0	90.7
India	10.1	12.1
Indonesia	11.4	1.8
Malaysia	6.4	19.2
Nigeria	0.6	12.0
Norway	29.3	21.5
Oman	14.8	22.3
Peru	17.0	4.3
South Africa	0.8	6.9
Trinidad and Tobago	14.9	—
United Kingdom	47.7	43.1

Foreign revenue is subject to certain risks, including those related to rates of currency exchange, border disputes, war, terrorism, civil disturbances, embargo, and government activities such as radical changes in tax regulations or investment laws. We are exposed to these risks in all of our foreign operations to some degree, and our exposure could be material to our financial condition and results of operations where the political and legal environment is less stable and we generate significant revenue or have large local investments, such as in Brazil, Nigeria, and Oman.

Revenue generating activities in certain foreign countries may require prior United States government approval in the form of an export license and otherwise be subject to tariffs and import/export restrictions. These laws change over time and may result in limitations on our ability to compete globally. In addition, non-U.S. persons employed by our separately incorporated foreign subsidiaries conduct business in foreign jurisdictions, some of which have been subject to U.S. trade embargoes and have been identified by the U.S. government as state sponsors of terrorism or are subject to sanctions by the U.S. Office of Foreign Assets

Control. For example, during fiscal 2006 we generated $5.4 million of revenue from Libyan customers (Libya was identified by the U.S. government as a state sponsor of terrorism until September 2004), $0.7 million of revenue from Iranian customers and $7 thousand of revenue from a Syrian customer. We have typically generated revenue in these countries through the performance of data processing, reservoir consulting services and the sale of software licenses and software maintenance. The governments of Iran and Syria have been identified by the U.S. government as state sponsors of terrorism and are subject to sanctions by the U.S. Office of Foreign Assets Control and either directly or indirectly control the activities of our customers within their borders. Our relations with customers in these countries are current and on going. We have procedures in place to conduct these operations in compliance with applicable U.S. laws. However, failure to comply with U.S. laws on foreign operations could result in material fines and penalties, damage to our reputation, and a reduction in the value of our shares of common stock. In addition, our activities in these countries could reduce demand for our stock among certain investors.

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

We may be unable to repurchase our Convertible Senior Notes as may be required upon a change in control or on the specified dates at the option of the holder or to pay the required cash upon conversion of the notes.

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

The General Corporation Law of the State of Delaware contains provisions that may delay or prevent an attempt by a third party to acquire control of our company. Our certificate of incorporation and bylaws contain provisions that authorize the issuance of preferred stock, and establish advance notice requirements for director nominations and actions to be taken at stockholder meetings. These provisions could also discourage or impede a tender offer, proxy contest or other similar transaction involving control of us, even if viewed favorably by stockholders. In addition, we have adopted a stockholder rights plan that would likely discourage a hostile attempt to acquire control of us.  In September 2006, we amended our shareholder rights plan to provide that no rights will be issued to our current shareholders in connection with our previously announced plan to merge with CGG.

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

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution of then existing stockholders’ equity interests in us. Our board of directors has the authority to issue, without vote or action of stockholders, up to 1,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to 78,500,000 shares of common stock, of which approximately 35,871,367 shares were outstanding as of July 31, 2006.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our headquarters is located in Houston, Texas in a 218,151 square foot office and warehouse complex, which is leased. The complex houses data processing operations, as well as executive, accounting, research and development and operating personnel. This lease expires in the beginning of fiscal 2016. We lease additional space, aggregating approximately 660,000 square feet, which is used by our operations around the world, including the locations identified under Item 1. Business—Principal Operating Assets—Data Processing and Interpretation. These leases expire at various times through fiscal 2015. We also own and charter seismic acquisition vessels as listed under Item 1. Business—Principal Operating Assets—Marine Acquisition.

ITEM 3. Legal Proceedings

On occasion, we are named as a defendant in litigation relating to our normal business operations. Although we are insured against various business risks to the extent we believe prudent, there is no assurance that the nature and amount of such insurance will be adequate in every case. As of September 30, 2006, we were not a party to any legal proceeding that we believed to be material.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on the Registrants Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “VTS.” The following table sets forth the high and low daily closing sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods shown.

	Fiscal Period	High	Low
2006	4th Quarter	$57.27	$43.81
	3rd Quarter	51.58	39.18
	2nd Quarter	45.09	29.48
	1st Quarter	37.59	29.84
2005	4th Quarter	$31.00	$23.70
	3rd Quarter	32.18	24.91
	2nd Quarter	25.54	19.72
	1st Quarter	25.00	19.61

On August 31, 2006, there were approximately 168 record holders of common stock.

We have not paid any dividends on our common stock during the two most recent fiscal years and have no current plans to pay any dividends. The payment of any future dividends on our common stock would depend upon our financial condition and upon a determination by our Board of Directors that the payment of dividends would be desirable. In addition, our current Credit Facility limits the amount of cash dividends.

On June 1, 2005, a former employee purchased 7,650 shares of our common stock for an aggregate exercise price of $78,284 pursuant to the exercise of outstanding options that had been granted under our stock option plans. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 by reason of the exemption provided by section 4(2) of such statute for private sales of securities. In connection with his purchase, the former employee represented that he was acquiring the shares for investment and not with a view to a distribution thereof. The certificates representing the shares purchased contain a legend to the effect that sale of the shares was not registered under the Securities Act of 1933 and the shares may not be transferred except pursuant to an effective registration under the Securities Act of 1933 or pursuant to an exemption from such registration requirements. The sale did not involve any underwriters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information related to our equity compensation plans as of July 31, 2006 may be found under “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 12.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes issuer purchases of equity securities during the fourth quarter of fiscal 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Value) of Shares that were Purchased Under Plans or Programs(2)
May 1-31, 2006	—	—	—	—
June 1-30, 2006	220	46.60	—	—
July 1-31, 2006	176	51.58	—	—
Total	396	$48.81	—	—

(1)  During the quarter ended July 31, 2006, we repurchased an aggregate of 396 shares other than as a part of a publicly announced plan or program. We repurchased these securities in connection with our stock compensation plans, which allow participants to use shares to satisfy tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us for no consideration pursuant to the terms of our stock compensation plans.

(2)   As of July 31, 2006, there were no publicly announced plans or programs to repurchase stock.

ITEM 6. Selected Consolidated Financial Data

	Years Ended July 31,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue	$822,188	$634,026	$564,469	$501,821	$452,183
Operating income	132,879	64,241	27,770	(12,112)	(833)
Net income (loss)	82,231	83,001	5,221	(59,097)	(24,051)

Net income (loss) per common share — basic	2.33	2.45	.16	(1.77)	(.74)
Net income (loss) per common share — diluted	2.08	2.37	.15	(1.77)	(.74)

Balance Sheet Data:
Total assets	$1,158,030	$966,598	$776,246	$790,945	$781,403
Long-term debt (including current maturities)	155,000	155,000	155,000	194,225	140,000

(1)   Fiscal 2006 included a gain on involuntary conversion of assets of $2.0 million.

(2)   Fiscal 2005 included a gain on involuntary conversion of assets of $9.9 million and a release of deferred tax valuation allowances of $36.9 million.

(3)   Fiscal 2004 included charges of $22.1 million related to a change in multi-client accounting and $7.4 million related to debt refinancing. The change in multi-client accounting may affect the comparability between periods and is more fully described in Note 1 of Notes to Consolidated Financial Statements.

(4)   Fiscal 2003 included charges of $39.3 million for goodwill impairment, $4.9 million for impairment of a multi-client survey, $7.6 million loss related to the sale of our (RC)2 software operations and $21.0 million related to deferred tax asset valuation allowances.

(5)   Fiscal 2002 included charges of $55.3 million for impairment of multi-client surveys, $14.6 million for costs of a terminated merger and $6.5 million valuation allowance for Argentine deferred tax assets.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal 2006 proved to be another year of strengthening conditions in the seismic industry, as it continues to move out of the weak 1999 - 2003 timeframe to what appears to be a robust future. We first noted a change in our marketplace during the second half of calendar 2004, when we began to see exploration and production companies actively competing with each other for access to seismic acquisition assets in certain markets, driving prices upward. Indeed, the growth of demand in the global marine seismic acquisition market was an industry highlight of fiscal 2005, and continued through fiscal 2006 and is an area of strong growth for us.

Over the last few years, the seismic industry has been able to provide increased fidelity of subsurface depiction in difficult areas to image, such as below the massive salt formations in the Gulf of Mexico, by using advanced acquisition techniques, imaging technologies and more powerful computers. Recently, exploration and production companies have begun to show increased interest in these new techniques to further illuminate the subsurface. While seismic has traditionally been used primarily as an exploration tool, we are seeing increasing interest in new seismic imaging techniques, such as multi- or wide-azimuth marine acquisition, which offer better definition of complex structures, advancing the use of seismic for reservoir delineation. We have been, and continue to be, the leader in the area of improved imaging through our cutting edge imaging technologies. Additionally, many of the surveys in our data library have been acquired or enhanced using these advanced techniques. In the data acquisition area, we were an early adopter of multi-component acquisition on land and, in fiscal 2005, were the first company to acquire a large-scale wide-azimuth survey offshore.

The recent increased interest in these enhanced acquisition and processing techniques is further driven by the oil industry’s inability to replace reserves at or above their rate of use. Since the beginning of calendar 1985, on average, global oil produced has significantly exceeded the annual volume of reserves discovered. Accordingly, estimates of global excess oil capacity have been dropping while demand has been increasing. The most obvious result of these trends is the increasing global oil price, which has remained at relatively high levels.

To increase their reserve replacement rate, we believe most of our customers will respond to the challenge by increasing their exploration budgets over the next few years. While much of their total exploration budgets may go toward drilling, they will first need drillable prospects. The most successful tool for economically finding these prospects is 3D seismic. The applicability of seismic has been expanded greatly over the past decade. Where “standard” 3D seismic has not been sufficient, our advanced techniques have been used on certain geologic problems with spectacular results, as exemplified by the delineation and discovery of the large sub-salt reservoirs in the deepwater Gulf of Mexico.

While the increases in petroleum consumption may change from year to year, overall consumption seems to be on a continuous climb upward. Similarly, new economic oil reserves seem to be increasingly difficult to find, especially in areas of low political risk. With this supply and demand situation, we are reasonably confident that exploration spending will continue to rise, but more importantly, we expect that more of that spending will be directed toward areas of geophysical difficulty, requiring the high-end seismic services that we provide.

In this improving business environment, our strategy to maximize performance has been to:

•      continue the long-term commitment to building multi-client data libraries in areas such as the Gulf of Mexico, the North Sea and onshore Canada and the United States;

•      invest in data processing and research resources to maintain leadership in subsurface imaging through continuous innovation; and

•      target innovative and higher margin marine and land acquisition contracts in selected regions.

We expect to continue our balanced contract and multi-client strategy through fiscal 2007.

Due to our sales and operational efforts and the more robust seismic market, we have seen our backlog increase $154 million from $302 million at July 31, 2005 to $456 million at July 31, 2006. We expect that approximately 90% of our July 31, 2006 backlog will be completed during the next twelve months. We believe that our traditional pattern of revenue generation will occur again during fiscal 2007, with revenue in our second and third fiscal quarters being higher than in our first and fourth quarters. This pattern is driven by end of calendar year spending, which results in higher library revenue in our second fiscal quarter.

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

Results of Operations

Fiscal 2006 Compared with Fiscal 2005

Revenue. Revenue for the year was up 30% from $634.0 million in fiscal 2005 to $822.2 million in fiscal 2006.  The increases for the year came from all product lines and across all geographic segments.

Increased multi client revenue was driven by strong marine library sales in the Gulf of Mexico and in Brazil.  Multi client land library sales were more than double from a year ago primarily due to sales in US and Canada.

Contract revenue in fiscal 2006 grew $81.1 million or 21% from the prior fiscal year.  Increased revenue came from both land and marine work.  Market conditions continue to improve and strengthen our business worldwide and we saw much of the growth in this fiscal year from land acquisition work in Canada and Alaska as well as increased imaging revenue across all geographic operating regions.  Marine acquisition revenue remained strong in all geographic regions.

During fiscal 2006, NASA revenue increased by $152.8 million.  This increase is primarily due to marine and land multi-client library sales in Canada, Gulf of Mexico and Brazil.  NASA also increased its land acquisition work primarily in Canada and Alaska.  EAME generated most of its increased revenue through its marine acquisition work.  The increased revenue in the APAC segment came primarily from its marine acquisition work.

Revenue from our operating segments was as follows:

	Years Ended July 31,
			Change
	2006	2005	$	%
	(In millions)
NASA	$541.4	$388.6	$152.8	39%
EAME	148.7	131.0	17.7	14%
APAC	112.5	98.2	14.3	15%
VHR	19.6	16.2	3.4	21%
Total Revenue	$822.2	$634.0	$188.2	30%

Revenue consisted of the following:

	Years Ended July 31,
			Change
	2006	2005	$	%
	(In millions)
Multi-client:
Land	$109.8	$54.7	$55.1	101%
Marine	242.3	190.3	52.0	27%
Subtotal	352.1	245.0	107.1	44%
Contract:
Land	203.1	161.6	41.5	26%
Marine	267.0	227.4	39.6	17%
Subtotal	470.1	389.0	81.1	21%
Total Revenue	$822.2	$634.0	$188.2	30%

Operating income. Operating income of $132.9 million in fiscal 2006 was $68.6 million higher than in fiscal year 2005.  This performance was driven by increases in both multi-client revenue and multi-client operating margins. The overall operating margin was also driven by increased revenue and margins in land acquisition work due to increased activity in Canada and Alaska.  Operating income was also benefited by the $2.7 million reduction in depreciation expense related to the land acquisition assets that were considered held for sale for the last two months of the fiscal year.  No depreciation expense was recorded during these two months for these assets.  General and administrative expenses of $43.2 million for the fiscal year 2006 increased $11.3 million from the prior fiscal year primarily due to share-based compensation expense resulting from the adoption of new accounting rules, increased provision for performance-based incentive compensation, severance costs, and non-recurring costs related to the preparation of the potential sale of the land acquisition business.

Interest expense and interest income. Interest expense increased by $3.3 million from the prior fiscal year as a result of increases in LIBOR, which is the interest rate that the $155.0 million convertible debt is based upon.  Interest income increased approximately $6.7 million compared to the prior fiscal year due to higher interest rates and a higher cash balance.

Involuntary conversion of assets. The Company recognized a pre-tax insurance gain of $2 million in the first quarter of fiscal 2006 related to insurance settlements for the equipment loss on the Veritas Viking experienced in the second quarter of fiscal year 2005.  In fiscal year 2005, the Company recognized a pre-tax gain of $9.9 million related to this insurance settlement.

Income taxes.  The Company’s effective tax rate for the fiscal year ended July 31, 2006 was 41.0%.  This rate includes approximately $2.5 million of additional tax cost associated with a $55 million one-time repatriation from one of our foreign subsidiaries pursuant to the American Jobs Creation Act of 2004.  In the fourth quarter of fiscal 2005, the Company reversed $36.9 million of valuation allowances on certain of its deferred tax assets resulting in a net tax benefit of $37.3 million for the quarter and $6.8 million for the full fiscal year.

Fiscal 2005 Compared with Fiscal 2004

Revenue. Revenue increased by 12% from $564.5 million in fiscal 2004 to $634.0 million in fiscal 2005. This increase was driven by increased contract work, primarily marine, in all regions and increased sales of multi-client data licenses in EAME partially offset by decreased sales of multi-client data licenses primarily in the NASA region, which includes the Gulf of Mexico, the United States, Brazil and Canada. During fiscal 2005, NASA significantly decreased its land acquisition operations in South America. NASA’s increase in contract marine work was primarily in the Gulf of Mexico where the Veritas Vantage and two additional third party vessels acquired a wide azimuth survey during fiscal 2005. APAC’s revenue increase was also generated by marine contract work, as we operated the Veritas Viking II, the Pacific Sword and Veritas Searcher in Australia, India, Myanmar and New Zealand during the period. EAME generated most of its increased revenue through sales of multi-client data licenses for offshore Africa and the North Sea.

Revenue from our operating segments was as follows:

	Years Ended July 31,
			Change
	2005	2004	$	%
	(In millions)
NASA	$388.6	$370.9	$17.7	5%
EAME	131.0	118.5	12.5	11%
APAC	98.2	60.1	38.1	63%
VHR	16.2	15.0	1.2	8%
Total Revenue	$634.0	$564.5	$69.5	12%

Revenue consisted of the following:

	Years Ended July 31,
			Change
	2005	2004	$	%
	(In millions)
Multi-client:
Land	$54.7	$66.0	$(11.3)	(17)%
Marine	190.3	209.1	(18.8)	(9)%
Subtotal	245.0	275.1	(30.1)	(11)%
Contract:
Land	161.6	154.0	7.6	5%
Marine	227.4	135.4	92.0	68%
Subtotal	389.0	289.4	99.6	34%
Total Revenue	$634.0	$564.5	$69.5	12%

Operating income (loss). Operating income increased by $36.4 million from $27.8 million in fiscal 2004 to $64.2 million in fiscal 2005. During the first quarter of fiscal 2004, we changed our multi-client amortization accounting policy to include a minimum amortization from the date of survey completion, instead of only during the last 24 months of the survey’s book life. As a result of this change, we recorded a charge of $22.1 million in cost of services in the first quarter of fiscal 2004. The remaining $14.3 million increase in operating income from fiscal 2004 is the result of increased margins (revenue less cost of services) of $24.1 million partially offset by increased research and development costs and general and administrative costs. Our margin increase was primarily due to our revenue increase and a decrease in cost of services as a percent of revenue of approximately 2%. Increased productivity, favorable mix of jobs and higher pricing contributed to the margin increase.

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

Interest expense and interest income. Interest expense decreased from $18.9 million in fiscal 2004 to $4.0 million in fiscal 2005. This decrease is due primarily to the issuance of our Convertible Senior Notes in the third quarter of fiscal 2004 and the repayment of our term notes with the proceeds. This refinancing resulted in a significantly lower interest rate. Our Convertible Senior Notes accrue interest at a rate of three month LIBOR less 0.75%, which equated to a weighted average interest rate of 1.72% for fiscal 2005 and is much lower than the various tranches of debt in place in fiscal 2004. In addition, approximately $7.4 million of debt issuance costs were expensed in fiscal 2004 in connection with the retirement of the term notes.  Interest income increased from $1.6 million to $5.3 million due to interest earned on the cash balances.

Involuntary conversion of assets. In January 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. As this seismic equipment was insured at its replacement cost, we recognized a $9.9 million gain related to the insurance settlement.

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

Net cash provided by operating activities was $336.6 million for fiscal 2006, which is consistent with fiscal 2005 of $331.3 million.  Net cash used by investing activities of $216.8 million in 2006 was slightly higher than $206.7 million in 2005 due to the increase in multi-client library investment and expenditures for property and equipment partially offset by the receipt of insurance proceeds.  Our currently projected cash investments for fiscal 2007 include capital expenditures to replace and upgrade existing equipment of approximately $200 to $240 million and investment in our data library of approximately $250 to $300 million.  We expect to fund these investments from our current cash on hand and from internally generated funds.

As of the beginning of the second quarter of fiscal 2006, our convertible senior notes were convertible.  See further discussion on the convertibility of the notes below.  The notes continued to be convertible as of July 31, 2006.  As of July 31, 2006, we had an adequate amount of cash to fund the conversion of the notes which would require a payment of the entire principal amount had all of the notes been converted on that date.

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

In March 2006, we entered into an agreement with a third party ship owner to charter a vessel currently known as the Veritas Vision, which is currently being converted for seismic operations.  The term of the charter is for a period of eight years fixed, with options of up to 10 more years.  When delivered in the first calendar quarter of 2007, the Veritas Vision will be the seventh seismic vessel in our fleet.  In addition to the charter, we expect to invest approximately $62 million to equip the vessel for seismic operations.  Of this expected total, approximately $5 million was spent during the fiscal year ended July 31, 2006 and the remainder is expected to be spent during the fiscal year ending July 31, 2007.

In September 2006, we entered into an agreement to charter a seismic vessel, currently known as the Viking Poseidon, which is currently expected to be in service commencing in the second calendar quarter of 2007.  This vessel will serve as a replacement for the Seisquest vessel, which is under a charter that expires in May of 2007.

We have also entered into a commitment to purchase approximately $26 million of recording equipment to upgrade a vessel in our existing fleet.  Substantially all of this amount will be spent during the fiscal year ending July 31, 2007.

Debt Structure

As of July 31, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of July 31, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from June 15, 2006 through September 14, 2006, was 4.58%, based on a LIBOR rate of 5.33%.  For fiscal 2006, the weighted average interest rate on the notes was 3.66%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  The notes continued to be convertible as of July 31, 2006.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of July 31, 2006.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $57.27 (which was the closing stock price on July 31, 2006), conversion of all the notes would result in our payment of $155 million in cash and 3.7 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof.  Under the terms of that registration rights agreement, we were required to file a shelf registration statement for the notes and underlying common stock within an agreed amount of time and thereafter to keep it current or useable for two-year period ending in March 2006.  If we failed to file or keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then, subject to certain exceptions, we were required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid were equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing and paying liquidated damages at approximately $2,100 per day.  We are not required to register the resale of the notes and underlying common stock after March 10, 2006 and therefore, our liability for the payment of liquidated damages ended on that date. For the fiscal year end 2006, we have recorded and paid approximately $310,000 of expense related to these liquidated damages.

In addition to the notes, we also have a five-year $85 million revolving loan agreement with a syndicate of banks.  We entered into this facility in February 2006.  The facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom.  As of July 31, 2006, there were no borrowings and $3.8 million of outstanding letters of credit, leaving $81.2 million available under the revolving loan facility.  This new credit facility replaced our previous credit facility that consisted primarily of a revolving loan facility.

The facility is secured by pledges of accounts receivable and the U.S. land data library, which, when added together, have a carrying amount of approximately $242 million as of July 31, 2006.  The facility is also secured by certain intercompany notes and stock in certain Veritas subsidiaries.  Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and the rates so selected may be either at LIBOR plus 1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate).  These rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%.  The loan agreement and related documents contain customary financial covenants and default provisions, including a limit on the amount of cash dividends.  These covenants contain certain financial measurements as of quarter ending dates, and, as of our last fiscal quarter ended July 31, 2006, we were in compliance with these covenants.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our credit facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of July 31, 2006, $1.0 million in letters of credit were outstanding under these lines.

The following table presents our contractual obligations as of July 31, 2006 for the specified periods:

	Payments Due
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More Than 5 years
	(In thousands)

Long-term debt (1)	$155,000	$—	$—	$—	$155,000
Estimated interest payments (2)	125,418	7,099	14,198	14,198	89,923
Operating leases	222,755	49,099	64,944	49,680	59,032
Capital leases	1,767	1,502	265	—	—
Purchase obligations	86,564	86,564	—	—	—
Potential payments under letters of credit	4,816	4,579	237	—	—
Other long-term liabilities (3)	34,561	85	1,434	21	33,021
Total	630,881	148,928	81,078	63,899	336,976

(1)   The debt of $155 million has been classified as a current liability since October 31, 2005 because the stock price has remained above the level that triggers the convertibility features of the debt.

(2)   The interest rate on our debt is LIBOR less 0.75%. For purposes of this table, we used our current interest rate of 4.58% based on a LIBOR rate of 5.33%. Each 100 basis point increase in LIBOR will increase our annual interest expense by $1.55 million per year.

(3)   Includes income tax, deferred revenue, pension and retirement obligations for which the timing of payment is uncertain.

Off -Balance Sheet Arrangements

As of July 31, 2006, we had no off-balance sheet instruments.

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

For contract services, we recognize revenue on a proportional performance method based upon output measures as work is performed. This method requires that we recognize revenue based upon quantifiable measures of progress, such as kilometers shot or processed. In contracts where our customer pays separately for the mobilization of equipment, EITF 00-21 requires us to recognize such mobilization fees as revenue during the performance of the seismic acquisition, using the same proportional performance method as for the acquisition work.

Revenue from the licensing of multi-client surveys is based upon agreed rates set forth in the contract and are recognized upon physical delivery of, or customer access to, the surveys. During the acquisition and processing phase of a multi-client survey, in most cases we recognize revenue on in—process multi-client surveys after obtaining a signed license agreement that gives the customers access to survey results as they occur, based upon a proportional performance method, using quantifiable measures of progress, such as kilometers shot or processed. After completion of a multi-client survey, we recognize revenue upon delivery of, or customer access to, the data to our customer or the customer’s designee.

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

Estimated sales are determined based upon discussions with our clients, our experience and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenue. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue, and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect.

Assuming that the overall volume of sales, the mix of surveys generating revenue in the period, and minimum amortization amounts were held constant in fiscal 2006, an increase of 10% in the sales forecasts of all of our surveys would have decreased our cost of services by less than 2%, or approximately $12 million.

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

The total amortization period of 60 months represents the minimum period over which benefits from these surveys are expected to be derived. We have determined the amortization period of 60 months based upon our historical experience that indicates that the majority of our revenue from multi-client surveys are derived during the acquisition and licensing phases and during the 5 years subsequent to survey completion. Any future decrease in the minimum amortization period would have the effect of increasing cost of services and reducing the carrying value of the multi-client data library.

We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated future sales would not be sufficient to cover the carrying value of the asset. Any future reductions in sales estimates may result in an impairment charge that increases cost of services and reduces the carrying value of the multi-client data library.

Deferred Tax Asset

Deferred taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. A valuation allowance, by tax jurisdiction, is established when it is more likely than not that at least some portion of the related deferred tax asset will not be realized. The amount of a valuation allowance is later reduced if realization of the related deferred tax asset subsequently becomes more likely than not.  As of July 31, 2006, we had $19.3 million of valuation allowances related to deferred tax assets in jurisdictions where historical losses or certain limitations on their use indicate realization is doubtful.

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

The amortization of capitalized software is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. The period of amortization begins when the software is released to the market. Estimated useful lives of our software products range from three to five years.

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

Share Based Compensation

As of August 1, 2005, we adopted the Financial Accounting Standard Board Statement No. 123(R) (SFAS 123R) to account for share based compensation.  SFAS 123R requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards.  We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  For all unvested options outstanding as of August 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, we began recognizing in the statement of operations over the remaining vesting period. For equity-based compensation granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, we began recognizing in the statement of operations over the vesting period.  Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and the amount of stock options to be forfeited.  If actual results differ significantly from these estimates, share based compensation expense and the results of operations could be materially impacted.  As of July 31, 2006, there was approximately $7.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized on a straight line basis over the weighted average remaining period which is approximately 2 years.

Pension Plan

We maintain a contributory defined benefit pension plan (the “Pension Plan”) for eligible participating employees in the United Kingdom. Monthly contributions by employees are equal to 7.0% of their salaries increased from 5.5% effective December 1, 2005. We provide an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee’s final pensionable salary (as defined in the Pension Plan) for each complete year of service up to 2/3 of the employee’s final pensionable salary and increase annually in line with inflation subject to a maximum of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities that are held and managed by an independent trustee.

The Pension Plan is impacted by certain actuarial assumptions, including the discount rate, the expected rate of return on plan assets and expected salary increases. These rates are evaluated by outside actuaries and senior management on an annual basis and adjusted only as appropriate to reflect changes in market rates and outlook.  In accordance with U.S. GAAP, the net amount by which actual results differ from our assumptions is deferred. If this net deferred amount exceeds 10% of the greater of plan assets or liabilities, a portion of the deferred amount is included in expense for the following year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We have used a rate we believe is appropriate for long-term investment in an equity-based portfolio.  For fiscal 2006, the average return on assets assumption was 6.5% compared to a historical actual rate of return of 6.5% over the past 10 years.  A 0.25% decrease in the expected return on plan assets would increase our net periodic pension cost by approximately $0.1 million.

The discount rate is determined by using the return available from an index of AA-rated corporate non-callable bonds of appropriate duration and currency. For fiscal 2006, the discount rate used was 5.0%. A 0.25% decrease in the discount rate would increase our net periodic pension cost by approximately $0.3 million.

For fiscal 2007, we plan to contribute approximately $1.4 million to the pension scheme and we expect to continue to fund the pension scheme at an appropriate level over the remaining life of the scheme.

In fiscal 2006, we recorded net pension expense of $2.8 million compared to $1.2 million in fiscal 2005 and $1.0 million in fiscal 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a U.S. tax deduction for income from qualified domestic production activities beginning in our fiscal year ended July 31, 2006.   FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. Accordingly, we will record the amount of any special deductions in the years they are taken.  The impact of this deduction did not have a material impact on our fiscal year 2006 financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  During July 2006, the Company elected to repatriate $55 million from one of its foreign subsidiaries to realize the benefits of this provision of the Act.  We plan to use the net proceeds for qualifying U.S. expenditures.  The impact of the repatriation was approximately $2.5 million increase to the fiscal 2006 tax provision.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement was adopted by the company beginning August 1, 2005.  The adoption of this statement had no impact on the company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major activities because an obligation has not occurred and therefore a liability should not be recognized.  The provisions of this guidance will be effective for us for the fiscal year beginning August 1, 2007.  We are currently evaluating the provisions of this guidance to determine the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS No. 158 requires an employer to: (a)  Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b)  Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c)  Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us for the fiscal year ending on July 31, 2007.  The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for us for the fiscal year ending July 31, 2009.  We are currently evaluating the provisions of this guidance to determine the impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures Regarding Market Risk

As of July 31, 2006, we had $155.0 million Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair value of $383 million, based upon the bid price of 247.25 on July 31, 2006. These notes are not hedged and represent our total exposure to interest rate risk. Each 100 basis point increase in the LIBOR rate will increase our interest expense by $1.6 million per year.  We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk.  We review these risks on a case-by-case basis.  We have not entered into any hedges related to this foreign exchange rate risk in fiscal 2006.

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

Management’s Report on Internal Control over Financial Reporting

To the Stockholders of Veritas DGC Inc.:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of July 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Thierry Pilenko	Mark E. Baldwin
Chairman of the Board and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Veritas DGC Inc.:

We have completed integrated audits of Veritas DGC Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Veritas DGC Inc. and its subsidiaries at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for amortization of multi-client data library on August 1, 2003. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of July 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

Houston, Texas

October 4, 2006

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Years Ended July 31,
	2006	2005	2004

Revenue	$822,188	$634,026	$564,469
Cost of services	623,159	519,008	495,709
Research and development	22,910	18,882	15,536
General and administrative	43,240	31,895	25,454
Operating income	132,879	64,241	27,770
Interest expense	7,319	3,996	18,851
Interest income	(11,989)	(5,262)	(1,602)
Gain on involuntary conversion of assets	(2,000)	(9,861)	—
Other (income) expense, net	123	(875)	1,585
Income before provision (benefit) for income taxes	139,426	76,243	8,936
Provision (benefit) for income taxes	57,195	(6,758)	3,715
Net income	$82,231	$83,001	$5,221

Net income per share:
Basic:
Weighted average common shares	35,260	33,843	33,572
Income per common share	$2.33	$2.45	$.16

Diluted:
Weighted average common shares	39,623	35,054	34,260
Income per common share	$2.08	$2.37	$.15

Comprehensive income
Net income	$82,231	$83,001	$5,221
Other comprehensive income (loss) (net of tax, $0 in all periods except as specified):
Foreign currency translation adjustments	7,538	6,914	3,835
Unrealized gain (loss) on investments-available for sale	—	(159)	(588)
Reclassification of unrealized gain on investments recognized in income	(197)	—	—
Unrealized gain on hedge transactions	—	—	145
Minimum pension liability adjustment (net of tax benefit of $409, $3,074 and $0 in 2006, 2005 and 2004, respectively)	(956)	(7,171)	338
Total other comprehensive income (loss)	6,385	(416)	3,730
Comprehensive income	$88,616	$82,585	$8,951

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except par value)

	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$401,955	$249,393
Restricted cash investments	302	237
Accounts receivable (net of allowance for doubtful accounts: $1,895 in 2006 and $1,322 in 2005)	215,244	165,989
Materials and supplies inventory	6,366	5,381
Prepayments and other	18,917	18,900
Deferred tax asset	8,225	12,486
Current assets held for sale	5,148	—
Total current assets	656,157	452,386
Property and equipment:
Land	2,855	7,005
Geophysical equipment	200,297	329,436
Data processing equipment	79,590	75,337
Geophysical vessel	—	8,331
Leasehold improvements and other	76,941	74,981
Total	359,683	495,090
Less accumulated depreciation	249,079	367,173
Property and equipment, net	110,604	127,917

Multi-client data library	296,603	316,793
Deferred tax asset, net	41,511	45,963
Other assets	22,699	23,539
Noncurrent assets held for sale	30,456	—
Total	$1,158,030	$966,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$155,000	$—
Accounts payable, trade	107,863	75,810
Accrued and deferred income taxes	29,224	9,402
Deferred revenue	29,280	42,043
Other accrued liabilities	70,313	65,193
Current liabilities held for sale	21,245	—
Total current liabilities	412,925	192,448
Non-current liabilities:
Long-term debt	—	155,000
Other non-current liabilities	34,561	36,602
Total non-current liabilities	34,561	191,602

Commitments and Contingent Liabilities (Note 6)

Stockholders’ equity:
Common stock, $.01 par value; authorized: 78,500,000 shares; issued: 37,220,959 shares in 2006 and 35,580,032 shares in 2005 (excluding Exchangeable Shares of 156,428 in 2005)	372	355
Additional paid-in capital	492,387	452,299
Accumulated earnings	228,376	146,145
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	21,783	14,245
Unrealized gain on investments-available for sale	—	197
Minimum pension liability	(9,367)	(8,410)
Unearned compensation	—	(595)
Treasury stock, at cost; 1,349,592 shares in 2006 and 1,320,106 shares in 2005	(23,007)	(21,688)
Total stockholders’ equity	710,544	582,548
Total	$1,158,030	$966,598

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$82,231	$83,001	$5,221
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	43,920	41,583	40,300
Amortization of multi-client library	200,975	159,725	209,840
Share based compensation	5,957	350	385
Loss (gain) on disposition of property and equipment	302	(445)	(310)
Equity in loss of joint venture	—	—	958
Deferred income taxes	3,545	(39,280)	(9,678)
Changes in operating assets and liabilities:
Accounts receivable	(62,288)	3,128	(34,452)
Materials and supplies inventory	(1,422)	(1,177)	819
Prepayments and other	(4,884)	(3,270)	(1,836)
Accrued income taxes	23,037	12,136	2,649
Accounts payable, deferred revenue and other accrued liabilities	40,602	69,003	32,951
Other non-current liabilities	4,010	5,098	(1,844)
Other	630	1,443	(1,969)
Net cash provided by operating activities	336,615	331,295	243,034
Cash flows used by investing activities:
Investment in multi-client library, net cash	(165,634)	(148,373)	(126,250)
Purchase of property and equipment	(67,903)	(62,375)	(30,543)
Sale of (RC)2	—	—	2,000
Proceeds from involuntary conversion of assets	15,600	2,817	—
Proceeds from sales of property and equipment	1,158	1,342	2,307
Decrease (increase) in restricted cash investments	(63)	(126)	94
Net cash used by investing activities	(216,842)	(206,715)	(152,392)
Cash flows from financing activities:
Borrowings of long-term debt	—	—	155,000
Payments of long-term debt	—	—	(194,225)
Proceeds from the sale of common stock	27,744	7,652	12,543
Purchase of treasury stock	—	—	(20,000)
Excess tax benefit from share based compensation	4,277	—	—
Principal payments on capital lease obligations	(2,023)	—	—
Net cash provided by (used by) financing activities	29,998	7,652	(46,682)
Currency gain on foreign cash	2,791	862	242
Increase in cash and cash equivalents	152,562	133,094	44,202
Beginning cash and cash equivalents balance	249,393	116,299	72,097
Ending cash and cash equivalents balance	$401,955	$249,393	$116,299

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended July 31,
	2006	2005	2004

Schedule of significant non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	13,275	11,365	18,648
Capital lease obligations incurred for the purchase of equipment	3,742	—	—
Common stock issued for purchase of Fairweather Geophysical LLC	—	—	500

Supplemental disclosures of cash flow information:
Cash paid for:
Interest:
Convertible notes	$5,301	$2,286	$160
Term notes	—	—	11,830
Other	276	163	114
Income taxes, net	34,840	21,809	3,216

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended July 31, 2006, 2005 and 2004

(In thousands, except share amounts)

						Accumulated
						Earnings from
	Common Stock		Treasury Stock		Additional	August 1, 1991		Accumulated
		Par	At Cost		Paid-In-	with respect to	Unearned	Comprehensive
	Shares	Value	Shares	Cost	Capital	Digicon Inc.	Compensation	Income (Loss)
	(In thousands, except share amounts)

Balance, July 31, 2003	32,156,781	$322	(84,143)	$(1,508)	$428,402	$57,923	$(340)	$2,718
Common stock issued for exchangeable stock	1,257,490	12	—	—	(12)	—	—	—
Common stock issued to employees	56,353	—	—	—	468	—	(649)	—
Common stock issued for cash	1,289,098	13	—	—	12,530	—	—	—
Stock returned to treasury	—	—	(10,895)	(120)	—	—	—	—
Treasury stock buy back	—	—	(1,222,494)	(20,000)	—	—	—	—
Tax benefit for share based compensation	—	—	—	—	95	—	—	—
Common stock exchanged for purchase of Fairweather	61,576	1	—	—	499	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	3,835
Amortization of unearned compensation	—	—	—	—	—	—	385	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	(588)
Unrealized loss on foreign currency hedge	—	—	—	—	—	—	—	(632)
Unrealized gain on interest rate swap	—	—	—	—	—	—	—	777
Unrealized minimum pension liability	—	—	—	—	—	—	—	338
Net income	—	—	—	—	—	5,221	—	—
Balance, July 31, 2004	34,821,298	$348	(1,317,532)	$(21,628)	$441,982	$63,144	$(604)	$6,448
Common stock issued for exchangeable stock	25,484	—	—	—	(280)	—	—	—
Common stock issued to employees	733,250	7	—	—	8,326	—	(341)	—
Stock returned to treasury	—	—	(2,574)	(60)	—	—	—	—
Tax benefit for share based compensation	—	—	—	—	2,271	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	6,914
Amortization of unearned compensation	—	—	—	—	—	—	350	—
Unrealized gain on investments — available for sale	—	—	—	—	—	—	—	(159)
Unrealized minimum pension liability	—	—	—	—	—	—	—	(7,171)
Net income	—	—	—	—	—	83,001	—	—
Balance, July 31, 2005	35,580,032	$355	(1,320,106)	$(21,688)	$452,299	$146,145	$(595)	$6,032
Common stock issued for exchangeable stock	156,428	2	—	—	1,048	—	—	—
Common stock issued to employees	1,484,499	15	—	—	28,072	—	—	—
Reclassification of unearned compensation	—	—	—	—	(595)	—	595	—
Stock returned to treasury	—	—	(29,486)	(1,319)	—	—	—	—
Tax benefit for share based compensation	—	—	—	—	6,870	—	—	—
Cumulative foreign currency translation adjustment	—	—	—	—	—	—	—	7,538
Share based compensation expense	—	—	—	—	4,693	—	—	—
Reclassification of unrealized gain on investments	—	—	—	—	—	—	—	(197)
Unrealized minimum pension liability	—	—	—	—	—	—	—	(956)
Net income	—	—	—	—	—	82,231	—	—
Balance, July 31, 2006	37,220,959	$372	(1,349,592)	$(23,007)	$492,387	$228,376	$—	$12,417

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of majority-owned domestic and foreign subsidiaries as well as those variable interest entities for which we are the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments include cash and short-term investments, restricted cash investments, accounts receivable, accounts payable and debt. The approximate fair market value of our variable rate debt at July 31, 2006 is $383 million. The carrying value is a reasonable estimate of fair value for all other financial instruments.

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

Restricted Cash Investments

Restricted cash investments in the amounts of $302,000 at July 31, 2006 and $237,000 at July 31, 2005 were pledged as collateral on certain bank guarantees related to contracts entered into in the normal course of business and are classified as restricted cash investments on the Consolidated Balance Sheets.

Accounts Receivable

Unbilled amounts of approximately $62.0 million at July 31, 2006 and $57.4 million at July 31, 2005 were included in accounts receivable. These amounts represent work performed or services or products delivered to customers but not billable at the fiscal year ends in accordance with contract provisions and generally are expected to be billed in one to four months. Our allowance for doubtful accounts is established based upon past due customer accounts specifically identified during our periodic account analyses.

Inventories

Inventories of materials and supplies are stated at the lower of average cost or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives as follows:

Estimated Useful Life In Years
Geophysical equipment	3-5
Data processing equipment	3
Leasehold improvements and other	3-15

Depreciation related to assets used in the production of the multi-client library and development of certain software is capitalized. Amounts capitalized were $13.3 million, $11.4 million and $18.6 million in fiscal years 2006, 2005 and 2004, respectively.

Expenditures for routine repairs and maintenance are charged to expense as incurred. We are contractually obligated to periodically put our chartered vessels into port so that the vessel owner can perform legally required maintenance and inspections. The ship owner is responsible for all costs of performing the maintenance and inspections, while we continue to incur all of the fixed charges associated with operation of the vessel including charter fees, depreciation and personnel costs. We accrue for these continuing costs in advance of port calls, as these unavoidable costs are not directly associated with revenue generation. The balances of such accruals were $6.0 million and $3.2 million at July 31, 2006 and 2005, respectively. Expenditures for additions and improvements, including capitalized interest, are capitalized and depreciated over the estimated useful life of the related assets.

Multi-Client Data Library

We collect and process geophysical data for our own account and retain ownership rights. We license the data to customers on a non-transferable basis. In some circumstances, we have sold, on a non-exclusive basis, rights to data prior to our collecting and processing such data, i.e., we have made the first of what we anticipate will be multiple discrete sales of licenses to the same data. We capitalize all costs directly associated with acquiring and processing the data, including the depreciation of the assets used in production of the surveys. We refer to these costs as our gross multi-client investment. All costs, excluding the capitalized depreciation, are our net multi-client investment, or as used in this document “investment in multi-client library, net cash,” and represent cash investment in the library.

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

We periodically review the carrying value of the multi-client data library to assess whether there has been a permanent impairment of value and record losses when it is determined that estimated future sales would not be sufficient to cover the carrying value of the asset. In fiscal 2003, we recognized a $4.9 million pretax impairment charge related to a survey in the Gulf of Mexico that we have been unable to license. This survey was acquired at right angles to an existing survey and, while a technical success, customers have not been willing to pay for the increased resolution.

Multi-Client Data Library — Change in Estimate Effected by a Change in Accounting Principle

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

Revenue

Customer contracts for our services vary in terms and conditions. We review the deliverables in each contract and, where applicable, apply the accounting guidance contained in EITF 00-21.

Revenue from contract services is recognized in accordance with the terms of the contract. For fixed price contracts, the proportional performance method is used based upon output measures. Revenue is measured by the amount of data collected or processed compared to the total amount of data to be collected or processed. For day rate contracts, revenue is recognized based on time incurred. In contracts where our customer pays separately for the mobilization of equipment, we recognize such mobilization fees as revenue during the performance of the seismic acquisition, using the same proportional performance method as for the acquisition work.

Revenue from the licensing of multi-client surveys is based upon agreed rates set forth in the contract and are recognized upon delivery of such data. We have no additional obligations to the customer subsequent to delivery. Revenue generated from licensing of in-process multi-client surveys is recognized after obtaining a signed license agreement that gives the customers access to survey results as they occur based upon a proportional performance method, using quantifiable measures of progress, such as kilometers shot or processed, similar to the method for contract services. For partially completed projects, contract customers and customers who enter license agreements on multi-client surveys generally have access to the data as it is being collected. There are no provisions for updates or enhancements in any of our survey licenses. In accordance with our license terms, the customer generally does not have the right to return the data for refund. Infrequently we enter into contracts where revenue recognition is affected by certain contingencies. In some contracts, the ultimate price paid by the customer may not be fixed or determinable due to revenue sharing clauses. In these projects, we recognize revenue from those customers only to the extent that the net price of the data to them is, or has become, fixed. We also enter into contracts where the customer has a right of return based upon date contingencies. In these projects, we do not apply the proportional performance method and, instead, we recognize revenue only after the date contingency is resolved.

Leases

Our operating leases include those for office space, specialized geophysical equipment, computer equipment and our geophysical vessels, which are chartered on a short-term basis, of up to 8 years, relative to their useful economic lives of approximately 30 years.

Mobilization Costs

Transportation and other expenses incurred prior to commencement of geophysical operations in an area are deferred and amortized over the term of the related contract. Unamortized mobilization costs of $5.2 million and $4.2 million were included in other current assets at July 31, 2006 and 2005, respectively. Amounts applicable to surveys performed for our own account are included in the cost of the multi-client data library.

Research and Development

Costs related to the research and development, primarily salaries and benefits of employees, are charged to research and development expenses as incurred.

Share Based Compensation

As of August 1, 2005, we adopted the Financial Accounting Standard Board Statement No. 123(R) (SFAS 123R) to account for share based compensation.  SFAS 123R requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards.  We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  Accordingly, prior periods have not been restated to reflect share based compensation.  For all unvested options outstanding as of August 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, we began recognizing in the statement of operations over the remaining vesting period. For equity-based compensation granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, we began recognizing in the statement of operations over the vesting period.  For deferred share units, it is our policy to determine the fair value of the units based on our common stock price at the date of grant which is then expensed over the applicable service period.

Prior to August 1, 2005, we accounted for equity-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under that method, compensation expense is recorded in the accompanying consolidated financial statements when the quoted market price of the underlying stock at the grant date or other measurement date exceeds the amount an employee must pay to acquire the stock. Our plans do not permit us to grant stock options at a price lower than market, therefore, we did not record any compensation expense related to stock options.  As required by SFAS No. 148, “Accounting for Stock-Based Compensation,” we disclose the pro forma effect of stock-based compensation expense on net income and earnings per share that would have been recorded had we used the fair value based method.

We have disclosed below the effect on net income and earnings per share of equity-based compensation, including stock options, that would have been recorded using the fair value based method for years ended July 31, 2005 and July 31, 2004.

	Year Ended	Year Ended
	July 31, 2005	July 31, 2004

Net income as reported	$83,001	$5,221
Add: Compensation expense, net of related tax effects	228	250
Less: Total share based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,541)	(4,859)
Pro forma net income	$80,688	$612

Earnings per share:
Basic:
As reported	$2.45	$.16
Pro-forma	2.38	.02

Diluted:
As reported	$2.37	$.15
Pro-forma	2.30	.02

The weighted average grant date fair values of options granted during fiscal 2005 and 2004 were $10.81 and $6.32, respectively.  These values were determined using the Black-Scholes option valuation method assuming no expected dividends. Other assumptions used are as follows:

	Year Ended July 31,
	2005	2004
Risk-free interest rate	3.7%	3.7%
Expected volatility	46.8%	64.9%
Expected life in years	4.0	4.0

Earnings Per Share

The computation of basic earnings per share is based on the weighted average common shares outstanding, including exchangeable shares. The computation of diluted earnings per share is based upon the weighted average common shares outstanding and additional common shares, utilizing the treasury stock method and average market prices, which would have been outstanding if dilutive potential common shares had been issued. Potentially dilutive securities include stock options and restricted stock issued to our employees and directors and our Convertible Senior Notes.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a U.S. tax deduction for income from qualified domestic production activities beginning in our fiscal year ended July 31, 2006.   FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. Accordingly, we will record the amount of any special deductions in the years they are taken.  The impact of this deduction did not have a material impact on our fiscal year 2006 financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  During July 2006, the Company elected to repatriate $55 million from one of its foreign subsidiaries to realize the benefits of this provision of the Act.  We plan to use the net proceeds for qualifying U.S. expenditures.  The impact of the repatriation was approximately $2.5 million increase to the fiscal 2006 tax provision.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement was adopted by the company beginning August 1, 2005.  The adoption of this statement had no impact on the company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major activities because an obligation has not occurred and therefore a liability should not be recognized.  The provisions of this guidance will be effective for us for the fiscal year beginning August 1, 2007.  We are currently evaluating the provisions of this guidance to determine the impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS No. 158 requires an employer to:  (a)  Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b)  Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c)  Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us for the fiscal year ending on July 31, 2007.  The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for us for the fiscal year ending July 31, 2009.  We are currently evaluating the provisions of this guidance to determine the impact on our consolidated financial statements.

2. Other assets

Software

For internally developed software designed for external licensing, we capitalize costs associated with the development of the product from the time the product reaches technological feasibility until it is ready for commercial release. Software available for sale is included in other assets on our Consolidated Balance Sheet.

The capitalized cost of the software, whether developed or purchased, is charged to cost of services in the period sales occur based on the percentage of total cost to total estimated sales multiplied by actual sales during the period. The software is also subject to a minimum amortization equal to the unamortized balance at the beginning of the period divided by the remaining book life. Estimated useful lives of our software products range from three to five years. Amortization expense for our software was $3.6 million, $3.3 million and $3.1 million for fiscal 2006, 2005 and 2004, respectively.

Debt Issuance Costs

We capitalize costs incurred during the process of obtaining debt financing, including commissions, legal fees, and filing fees. We amortize these costs over the life of the related debt instrument. In the case of our Convertible Senior Notes, which have a life of 20 years, we are amortizing the debt issuance costs over the 5-year period from the Convertible Senior Notes’ issuance to the first date the Convertible Senior Notes are redeemable, absent certain specified conditions. The amortization of debt issuance cost, recorded in interest expense, was $1.3 million, $1.2 million and $7.1 million for fiscal 2006, 2005 and 2004, respectively. The debt issuance cost amortization in fiscal 2004 resulted primarily from the retirement of our Term Debt and the expensing of all related issuance costs.

The carrying value of our software and debt issuance costs is as follows:

	July 31, 2006			July 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Software	$16,861	$13,200	$3,661	$16,396	$9,610	$6,786
Debt Issuance Costs	6,759	2,876	3,883	5,821	1,597	4,224

3. Notes payable and debt structure

As of July 31, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of July 31, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from June 15, 2006 through September 14, 2006, is 4.58%, based on a LIBOR rate of 5.33%.  For fiscal 2006, the weighted average interest rate on the notes was 3.66%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  The notes continued to be convertible as of July 31, 2006.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of July 31, 2006.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $57.27 (which was the closing stock price on July 31, 2006), conversion of all the notes would result in our payment of $155 million in cash and 3.7 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof.  Under the terms of that registration rights agreement, we were required to file a shelf registration statement for the notes and underlying common stock within an agreed amount of time and thereafter to keep it current or useable for two-year period ending in March 2006.  If we failed to file or keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then, subject to certain exceptions, we were required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid were equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing and paying liquidated damages at approximately $2,100 per day.  For the fiscal year end 2006, we have recorded and paid approximately $310,000 of expense related to these liquidated damages.  We are not required to register the resale of the notes and underlying common stock after March 10, 2006 and therefore, our liability for the payment of liquidated damages ended on that date.

In addition to the notes, we also have a five-year $85 million revolving loan agreement with a syndicate of banks.  We entered into this facility in February 2006.  The facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom.  As of July 31, 2006, there were no borrowings and $3.8 million of outstanding letters of credit, leaving $81.2 million available under the revolving loan facility.  This new credit facility replaced our previous credit facility that consisted primarily of a revolving loan facility.

The facility is secured by pledges of accounts receivable and the U.S. land data library, which, when added together, have a carrying amount of approximately $242 million as of July 31, 2006.  The facility is also secured by certain intercompany notes and stock in certain Veritas subsidiaries.  Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and the rates so selected may be either at LIBOR plus 1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate).  These rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%.  The loan agreement and related documents contain customary financial covenants and default provisions, including a limit on the amount of cash dividends.  These covenants contain certain financial measurements as of quarter ending dates, and, as of our last fiscal quarter ended July 31, 2006, we were in compliance with these covenants.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our credit facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of July 31, 2006, $1.0 million in letters of credit were outstanding under these lines.

4. Other Accrued Liabilities

Other accrued liabilities include the following:

	July 31,
	2006	2005
	(In thousands)
Accrued payroll and benefits	$42,565	$35,679
Accrued taxes other than income taxes	5,071	5,985
Accrued insurance	5,676	9,105
Accrued dry dock	6,043	3,181
Current capital lease obligation	1,455	—
Other	9,503	11,243
Total	$70,313	$65,193

5. Income Taxes

Income (loss) before provision (benefit) for income taxes was earned in the following jurisdictions:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)
U.S.	$55,028	$46,224	$4,192
Non-U.S.	84,398	30,019	4,744
Total	$139,426	$76,243	$8,936

Certain income classified as non-U.S. is also subject to U.S. income taxes. Provision (benefit) for income taxes consists of the following:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)
Current — U.S.	$27,805	$23,444	$(3,293)
Deferred — U.S.	(538)	(38,380)	—
Current — Non-U.S.	25,845	9,078	6,052
Deferred — Non-U.S.	4,083	(900)	956
Total	$57,195	$(6,758)	$3,715

A reconciliation between the provision (benefit) for income taxes and the amount computed by applying the U.S. statutory income tax rate to income (loss) before provision (benefit) for income taxes is as follows:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)
Income tax provision (benefit) computed at the U.S. statutory rate	$48,799	$26,685	$3,128
Increase (decrease) in taxes resulting from:
Non-U.S. activities	7,173	3,029	8,662
Adjustments to tax contingencies and resolution of certain tax matters	1,011	776	(5,173)
Deduction of worthless stock of a subsidiary	—	—	(3,446)
Tax credits	(330)	(3,369)	(1,671)
Valuation allowances on deferred income tax assets	—	(34,417)	1,408
Non-deductibles	372	892	521
Software amortization	—	—	411
Other	170	(354)	(125)
Total	$57,195	$(6,758)	$3,715

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

Deferred income tax assets (liabilities) result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of our deferred income tax assets (liabilities) are as follows:

	July 31,
	2006	2005
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$13,423	$24,156
Multi-client data library	22,150	13,801
Property and equipment	7,073	8,711
Tax credit carryforwards	8,175	540
Accrued liabilities	8,012	5,424
Pension liabilities	4,345	3,106
Capitalized costs	2,452	2,703
Equity based compensation	1,696	—
Deferred revenue	2,561	6,255
Other	1,430	2,093
Valuation allowances	(19,255)	(17,772)
Deferred income tax assets – net	52,062	49,017
Deferred income tax liabilities:
Partnerships	(8,936)	(5,157)
Deferred charges	(2,691)	(441)
Deferred mobilization	(1,069)	(1,278)
Other	(360)	—
Deferred income tax liabilities	(13,056)	(6,876)
Net deferred income tax assets (liabilities)	$39,006	$42,141

A valuation allowance, by tax jurisdiction, is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The valuation allowances are periodically adjusted based upon the available evidence. Adjustments are also made to recognize the expiration of NOL and tax credit carryforwards, with equal and offsetting adjustments to the related deferred income tax asset.  During fiscal 2005, we concluded that certain valuation allowances were no longer necessary as available evidence, including recent profits and estimates of projected future taxable income, supported a more likely than not conclusion that the related deferred tax assets would be realized.  As a result, the fiscal 2005 tax benefit included a non-cash benefit of $36.9 million.

The following schedule sets forth the expiration dates of the non-U.S. NOL carryforwards as of July 31, 2006.  We had no U.S. NOL carryforwards.

Fiscal Year	Non-U.S. Net Operating Losses

2007	$853
2008	1,019
2009	2,394
2010	411
2011	989
2012	906
2013	929
2014	378
2015	1,631
2016	1,392
Indefinite	33,995
Total	$44,897

During fiscal 2004, we utilized $8.1 million of U.S. NOL carryforwards, and during fiscal year 2005, we utilized $3.9 million of U.S. NOL carryforwards.

Non-U.S. operations had NOL carryforwards of $44.9 million at July 31, 2006, of which $31.2 million are subject to valuation allowances. Of the $44.9 million of non-U.S. NOL carryforwards, approximately $21.8 million relate to Brazilian operations and $6.8 million relate to Australian operations, all of which have an indefinite carryforward period, and are available to offset future income (subject to certain limitations).

We had foreign tax credit carryforwards of $7.8 million at July 31, 2006, of which $7.7 million are subject to valuation allowances (due principally to certain U.S. limitations).  Of the $7.8 million of foreign tax credit carryforwards, approximately $7.2 million relate to U.S. operations and expire periodically through fiscal 2016.

Upon a change in control of the Company, certain limitations may result in the utilization of NOL and foreign tax credit carryforwards following the change in control.

We consider the undistributed earnings of our non-U.S. subsidiaries to be permanently reinvested. We have not provided deferred U.S. income tax on those earnings, as it is not practicable to estimate the amount of additional tax that might be payable should these earnings be remitted or deemed remitted as dividends or if we should sell our stock in the subsidiaries. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  In connection with this temporary incentive, we repatriated $55 million from one of our foreign subsidiaries during July 2006.  We plan to use the net proceeds for qualifying U.S. expenditures. The impact of the repatriation was approximately $2.5 million increase to the fiscal 2006 tax provision.

On May 18, 2006, a new tax reform measure was signed into law that substantially revises the Texas state franchise tax beginning with our 2007 fiscal year.  This new legislation, which will be accounted for as an income tax in accordance with FASB Statement No. 109, Accounting for Income Taxes, is not expected to have a material impact on our financial statements.

6. Commitments and Contingent Liabilities

Total rentals of vessels, equipment and office facilities charged to operations amounted to $109.4 million, $106.3 million and $83.2 million for the years ended July 31, 2006, 2005 and 2004, respectively.

Minimum rentals payable under operating leases, as of July 31, 2006, principally for office space and vessel charters with remaining non-cancelable terms of at least one year are as follows:

Fiscal Year	Minimum Rentals
(In thousands)
2007	$49,099
2008	34,349
2009	30,595
2010	27,468
2011	22,212
2012 and thereafter	59,032
Total	$222,755

Data processing equipment at July 31, 2006 included $3.7 million of capitalized leases.  Future minimum lease payments under non-cancelable capital leases as of July 31, 2006 are as follows:

Minimum Rentals
(In thousands)
2007	$1,502
2008	265
Total minimum lease payments	$1,767
Less: imputed interest costs	(48)
Present value of net minimum lease payments	$1,719

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

We issue purchase orders for the procurement of supplies and certain services. As of July 31, 2006, we had $86.6 million of purchase orders outstanding.

In March 2006, we entered into an agreement with a third party ship owner to charter a vessel currently known as the Veritas Vision, which is currently being converted for seismic operations.  The term of the charter is for a period of eight years fixed, with options of up to 10 more years.  When delivered in the first calendar quarter of 2007, the Veritas Vision will be the seventh seismic vessel in our fleet.  In addition to the charter, we expect to invest approximately $62 million to equip the vessel for seismic operations.  Of this expected total, approximately $5 million was spent during the fiscal year ended July 31, 2006 and the remainder is expected to be spent during the fiscal year ending July 31, 2007.

In September 2006, we entered into an agreement to charter a seismic vessel, currently known as the Viking Poseidon, which is currently expected to be in service commencing in the second calendar quarter of 2007.  This vessel will serve as a replacement for the Seisquest vessel, which is under a charter that expires in May of 2007.

We have also entered into a commitment to purchase approximately $26 million of recording equipment to upgrade a vessel in our existing fleet.  Substantially all of this amount will be spent during the fiscal year ending July 31, 2007.

7. Employee Benefits

Employee Retirement Plans

We maintain a 401(k) plan in which employees of our majority-owned domestic subsidiaries and certain foreign subsidiaries are eligible to participate. Employees of foreign subsidiaries who are covered under a foreign deferred compensation plan are not eligible. Employees are permitted to make contributions of up to 50% of their salary up to the statutory maximum dollar amount, which is $15,000 for calendar 2006. We contribute an amount equal to the employee’s contribution up to a maximum of 5% of the employee’s salary or the statutory maximum. Our matching contributions to the 401(k) plan were  $2.4 million, $2.1 million and $1.8 million for fiscal 2006, 2005 and 2004, respectively.

We maintain a plan, the Canadian RRSP plan, in which employees, primarily in our Canadian subsidiaries, are eligible to participate. Employees are permitted to make contributions of up to 10% of their salary and we contribute an amount equal to 50% of the employee’s contribution up to a maximum of 5% of the employees’ salary. An employee may contribute an additional amount so that the total contribution to the employee’s account equals up to 18% of the employee’s salary for the prior year not to exceed approximately $15,800 for calendar year 2006. Our matching contributions to this plan were $1.0 million, $0.8 million and $0.7 million for fiscal 2006, 2005 and 2004, respectively.

Share Based Compensation Plans

As of August 1, 2005, we adopted the Financial Accounting Standard Board Statement No. 123(R) (SFAS 123R) to account for share based compensation.  SFAS 123R requires us to record the cost of stock options and other equity-based compensation in our income statement based upon the estimated fair value of those awards.  We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption.  Accordingly, prior periods have not been restated to reflect share based compensation.  For all unvested options outstanding as of August 1, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the statement of operations over the remaining vesting period. For equity-based compensation granted subsequent to August 1, 2005, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the vesting period.  For deferred share units, it is our policy to determine the fair value of the units based on our common stock price at the date of grant which is then expensed over the applicable service period.

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

On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees of: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Options issued to employees under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant; have five-year lives and vest over three years. Options issued to continuing non-employee directors under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest immediately.  In lieu of options, non-employee directors have been granted the right to receive one deferred share unit (DSU) for each option which would otherwise have been granted.  These DSU’s are vested immediately and automatically convert to one share of our common stock when the service as a director terminates.  As of July 31, 2006, 1.3 million shares were reserved for issuance under this plan, with no more than 0.3 million of those shares issuable in any form other than stock options.

Information related to share based compensation follows:

Year Ended
July 31, 2006
(in millions of dollars, expect per share data)
Compensation costs recorded for all plans	$6.0
Tax benefit recognized in income statement for share based compensation arrangements	1.7
Impact of adopting SFAS 123R to:
Net income	4.3
Basic earnings per share	0.12
Diluted earnings per share	0.11

Share based compensation expense of approximately $1.1 million was recorded in fiscal 2006 related to restricted stock that would have been recorded under the provisions of APB No. 25.  SFAS 123R requires tax benefits relating to excess share based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.  Accordingly, for the year ended July 31, 2006, we reported approximately $4.3 million of excess tax benefits from share based compensation as cash provided by financing activities on our statement of cash flows.  We have elected to adopt the alternative transition method, as described in FASB Staff Position FAS123(R)-3, in determining our opening amount of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Our policy of meeting the requirements upon exercise of stock options is to issue new shares.

As of July 31, 2006, there was approximately $7.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized on a straight line basis over the weighted average remaining period which is approximately 2 years.

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

Year Ended July 31, 2006
Expected volatility	50.8%
Expected dividends	0%
Expected term (in years)	4.0
Risk free rate	4.0%

The following table provides additional information related to this stock option plan:

	For the Year Ended July 31, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life In Years	Aggregate Intrinsic Value (000’s)
Beginning balance	2,422,790	$17.52
Options granted	209,750	31.94	$13.29	4.2
Options exercised	(1,414,462)	17.69
Options forfeited	(39,605)	23.27
Total outstanding	1,178,473	19.70		2.8	$44,280
Options exercisable and vested	873,348	18.55		2.6	$33,817

The total intrinsic value of options exercised during the year ended July 31, 2006, 2005 and 2004 was $32.8 million, $10.3 million and $9.0 million, respectively.  The intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option.  Cash received under all share-based payment arrangements for the year ended July 31, 2006 was approximately $27.7 million.  The tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements was approximately $4.0 million for the year ended July 31, 2006.

Performance shares

During October 2005, certain participants were awarded rights to receive restricted shares of the company in October 2006.  Restricted shares will be granted, if earned, in October 2006.  The number of shares is based upon established performance targets primarily relating to income before tax provision.  The vesting of the issued restricted shares will be two years after the performance targets are assessed and therefore the service period is from the date of grant through July 31, 2008.  These shares were valued initially at $31.94 per share for a total value of $2.5 million based upon the market price of the shares at the award date and the expected outcome of the performance targets.  Based on the results for the year ended July 31, 2006 and that the fiscal 2006 performance targets were exceeded, we accrued additional share based compensation related to the performance shares.  The shares were valued at $4.7 million at July 31, 2006, which will be recorded as compensation expense over the applicable service period.  This compensation plan has been recorded as a liability.  We recorded $1.3 million compensation expense related to this plan during the 2006 fiscal year.

Restricted Stock

Restricted shares awarded generally vest ratably over 3 years.  The status of the restricted stock as of July 31, 2005 and the changes during the fiscal year through July 31, 2006 are presented below:

Number of Shares
Nonvested at July 31, 2005	54,134

Activity for the quarter ended October 31, 2005:
Granted	97,500
Less: Vested	7,167
Less: Forfeited	1,888
Nonvested at October 31, 2005	142,579

Activity for the quarter ended January 31, 2006:
Granted	3,100
Less: Vested	14,540
Less: Forfeited	—
Nonvested at January 31, 2006	131,139

Activity for the quarter ended April 30, 2006:
Granted	2,000
Less: Vested	3,033
Less: Forfeited	4,388
Nonvested at April 30, 2006	125,718

Activity for the quarter ended July 31, 2006:
Granted	750
Less: Vested	1,499
Less: Forfeited	—
Nonvested at July 31, 2006	124,969

The weighted average grant date fair value for the granted restricted stock was $32.23, $22.72 and $11.98 per share for the years ended July 31, 2006, 2005 and 2004, respectively.  The total fair value of shares vested during the years ended July 31, 2006, 2005 and 2004 was as follows (in thousands of dollars):

	Year Ended July 31,
	2006	2005	2004

Fair value of shares vested	$1,026	$583	$155

Employee Stock Purchase Plan

On November 1, 1997, we initiated an employee stock purchase plan. This plan was amended and restated on December 11, 2002. The Board of Directors originally authorized 1,000,000 shares available for issuance under the plan and at July 31, 2006, 759,529 shares remained available for issuance. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1%

or more than 15% of the participant’s base pay as defined. The participant’s option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter.  During fiscal 2005, 86,940 shares of common stock were issued with a weighted average fair value at grant date of $18.41 per share.  During fiscal 2004, 244,232 shares of common stock were issued with a weighted average fair value at grant date of $7.47 per share.  Information related to the shares granted during fiscal 2006 is below.  The fair value was determined using the Black-Scholes option valuation method using the assumptions shown below.

				Assumptions used in valuation model
For the quarter ended	Shares granted	Quarter when to be issued	Grant date fair value	Risk free rate	Volatility	Expected life	Expected dividends
October 31, 2005	23,144	Second FY06	$7.52	3.5%	47%	90 days	—
January 31, 2006	21,878	Third FY06	$7.50	3.9%	40%	90 days	—
April 30, 2006	19,543	Fourth FY06	$10.67	4.7%	39%	90 days	—
July 31, 2006	17,807	First FY07	$12.07	4.9%	44%	90 days	—

Pension Plan

We maintain a contributory defined benefit pension plan (the “Pension Plan”) for eligible participating employees in the United Kingdom. Monthly contributions by employees are equal to 7.0% of their salaries increased from 5.5% effective December 1, 2005. We provide an additional contribution in an actuarially determined amount necessary to fund future benefits to be provided under the Pension Plan. Benefits provided are based upon 1/60 of the employee’s final pensionable salary (as defined in the Pension Plan) for each complete year of service up to 2/3 of the employee’s final pensionable salary and increase annually in line with inflation subject to a maximum of 5% per annum. The Pension Plan also provides for 50% of such actual or expected benefits to be paid to a surviving spouse upon the death of a participant. Pension Plan assets consist mainly of investments in marketable securities that are held and managed by an independent trustee.

The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets measured at July 31, 2006 and July 31, 2005, respectively:

	July 31,
	2006	2005
	(In thousands)
Benefit obligation at beginning of year	$36,447	$19,882
Service cost	1,154	754
Interest cost	1,905	1,235
Contributions by plan participants	418	431
Actuarial loss	5,915	16,295
Benefits paid	(52)	(186)
Foreign currency exchange rate changes	2,518	(1,964)
Benefit obligation at end of year	$48,305	$36,447

Fair value of plan assets at beginning of year	$18,001	$14,088
Actual gain on plan assets	2,236	3,616
Employer contributions	994	972
Plan participants’ contributions	418	431
Benefits paid	(45)	(46)
Foreign currency exchange rate changes and other	1,202	(1,060)
Fair value of plan assets at end of year	$22,806	$18,001

The funded status of the Pension Plan is as follows:

	July 31,
	2006	2005
	(In thousands)
Projected benefit obligation in excess of plan assets	$25,499	$18,446
Unrecognized prior service costs	(1,322)	(1,386)
Unrecognized actuarial loss	(9,017)	(5,003)
Net pension liability	$15,160	$12,057

Amounts included in the consolidated balance sheet consist of:

	July 31,
	2006	2005
	(In thousands)
Accrued benefit obligation	$16,482	$13,443
Intangible asset	(1,322)	(1,386)
Net pension liability	$15,160	$12,057

Net amount recognized	(2,310)	(572)
Minimum pension liability in accumulated comprehensive income	$12,850	$11,485

Our pension liability is included in “Other non-current liabilities” on our balance sheet. The minimum pension liability is recorded in “Accumulated comprehensive income – other” on our balance sheet and, net of tax, was $9.4 million in fiscal 2006 and $8.4 million in fiscal 2005.

The net periodic pension costs are as follows:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)
Service costs (benefits earned during the period)	$1,154	$754	$542
Interest cost on projected benefit obligation	1,905	1,235	1,061
Expected return on plan assets	(1,296)	(968)	(787)
Net amortization and deferral	899	164	194
Net periodic pension costs	$2,662	$1,185	$1,010

The weighted average assumptions used to determine the projected benefit obligation and the expected long-term rate of return on assets are as follows:

	For the Years Ended July 31,
	2006	2005	2004
Discount rate	5.0%	5.0%	6.0%
Rates of increase in compensation levels	5.0%	4.3%	4.0%
Expected long-term rate of return on assets	6.5%	6.8%	6.5%

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We have used a rate we believe is appropriate for long-term investment in an equity-based portfolio.  The discount rate is determined by using the return available from an index of AA-rated corporate non-callable bonds of appropriate duration and currency

The weighted-average asset allocations by asset category for the plan assets are as follow:

Asset Category	For the Years Ended July 31,
	2006	2005
Equity securities and property	74.1%	98.0%
Cash and bonds	25.9%	2.0%
Total	100.0%	100.0%

In prior years, our target weighted-average asset allocation for the plan assets was 100% in equity securities.  In order to further manage the risk of the expected return, during fiscal 2006, this allocation target was changed to 65% in equity securities, 10% property and 25% in cash and bonds.

For fiscal 2007, we plan to contribute approximately $1.4 million to the pension plan. We expect future benefit payments of:

Year	Amount
(In thousands)
2007	$61
2008	85
2009	94
2010	107
2011	138
Years 2012 to 2015	2,433

8. Common and Preferred Stock and Exchangeable Shares

We are authorized to issue 78.5 million shares of common stock.

The Board of Directors, without any action by the stockholders, may issue up to one million shares of preferred stock, par value $.01, in one or more series and determine the voting rights, preferences as to dividends, liquidation, conversion, and other rights of such stock. There are no shares of preferred stock outstanding as of July 31, 2006.

On May 27, 1997, our Board of Directors declared a distribution of one right for each outstanding share of common stock or Exchangeable Stock to shareholders of record at the close of business on June 12, 1997 and designated 400,000 shares of the authorized preferred stock as a class to be distributed under a shareholder rights agreement. Upon the occurrence of certain events enumerated in the shareholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of our preferred stock or the common stock of an acquiring company. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire our company. The rights expire on May 15, 2007 and may be redeemed prior to that date.  In September 2006, we amended our shareholder rights plan to provide that no rights will be issued to our current shareholders in connection with our previously announced plan to merge with Compagnie Générale de Géophysique (“CGG”).

In January 2006, it was announced that Veritas Energy Services accelerated the automatic redemption date of its exchangeable shares and its class A exchangeable shares, series 1 to May 16, 2006, and that Veritas DGC exercised its right to redeem both classes of Veritas Energy Services exchangeable shares. On May 16, 2006, the closing date, each exchangeable share of both classes then outstanding was exchanged for one share of Veritas DGC common stock. Following the redemption on May 16, Veritas DGC owned all of the issued and outstanding shares of Veritas Energy Services.  Therefore, since May 16, 2006, we have had only one class of stock outstanding.

9. Gain on Involuntary Conversion of Assets

In January 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. This seismic equipment was insured at its replacement cost. As a result, insurance settlements for reimbursement of certain costs and to acquire replacement equipment in excess of the book value of the equipment lost less our deductible were recorded as a gain of $9.9 million during the fourth quarter of fiscal year 2005.  An additional $2.0 million gain was recorded in the first quarter of fiscal 2006 due to the timing of the insurance settlements, which were completed as of July 31, 2006.  The gain was included as a change in accounts receivable in the consolidated statement of cash flows.

10. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)
Net foreign currency exchange loss (gain)	$1,341	$(110)	$1,248
Loss from unconsolidated subsidiary (1)	—	—	958
Other	(1,218)	(765)	(621)
Total	$123	$(875)	$1,585

(1) This subsidiary was consolidated with our adoption of FIN 46R as of April 30, 2004.

11. Net Income Per Common Share

Basic and diluted earnings per common share are computed as follows:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)

Net income	$82,231	$83,001	$5,221

Basic:
Weighted average common shares (including exchangeable shares)	35,260	33,843	33,572
Income per share	$2.33	$2.45	$.16

Diluted:
Weighted average common shares (including exchangeable shares)	35,260	33,843	33,572
Shares issuable from assumed conversion of notes	3,744	—	—
Shares issuable from assumed exercise of options	463	1,166	660
Shares issuable due to performance shares agreement	82	—	—
Shares issuable from assumed vesting of restricted stock	74	45	28
Total	39,623	35,054	34,260
Income per share	$2.08	$2.37	$.15

The shares issuable from assumed conversion of notes for the year ended July 31, 2006 are based upon a stock price of $57.27, which was the closing price of Veritas DGC’s common stock at July 31, 2006.  The shares issuable due to performance shares agreement relates to the stock to be issued in relation to meeting certain performance targets.  The shares issuable from this program is also based upon a stock price of $57.27.

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceed the average market price of the underlying common shares.

	For the Years Ended July 31,
	2006	2005	2004

Number of options	13,705	681,650	1,079,591
Exercise price range	$43.56 - 55.13	$26.00 - $55.13	$14.56 - $55.13
Expiring through	May 2008	March 2012	March 2012

12. Assets and liabilities held for sale

As of July 31, 2006 the land seismic acquisition business was considered held for sale.  As of July 31, 2006, the balance sheet date, it was expected that this business would be sold to a third party with an expected closing to occur in the second fiscal quarter of fiscal 2007.  The land seismic acquisition business met the criteria to be considered held for sale and was appropriately classified on the balance sheet in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, approximately $2.7 million of depreciation expense was not recorded to reflect the depreciation expense from the time the assets met the criteria until the end of the fiscal year.  The assets held for sale were included in the NASA and EAME segments.  The land seismic acquisition business was not considered a discontinued operation due to our continuing involvement in the business because of anticipated ongoing contracts.

Subsequent to July 31, 2006, these assets were no longer considered held for sale.  See further discussion in Note 15, Subsequent Events.

The geophysical vessel, the Searcher, and certain related equipment was classified as held for sale as of July 31, 2006.  This vessel was considered for selling due to the fact that it was an older vessel and the costs to refurbish it would be significant.  In July 2006, a new vessel, the Veritas Voyager was placed into service as a replacement to the Searcher.  Obtaining a new vessel is expected to reduce vessel downtime and maintenance costs.  Subsequent to July 31, 2006, the vessel was sold to a third party for approximately $1 million and a gain of approximately $0.5 million is to be recorded in the first quarter of fiscal 2007.  The Searcher was included as part of the Asia Pacific segment.

The amounts reclassified as held for sale are as follows:

	As of July 31, 2006
	(amounts in thousands)
	Land acquisition	Searcher vessel	Total

Materials and inventory	$440	$—	$440
Prepayments and other	4,708	—	4,708
Current assets	5,148	—	5,148

Geophysical vessel	—	8,331	8,331
Geophysical equipment	144,096	2,206	146,302
Leasehold improvements and other	23,863	—	23,863
Total	167,959	10,537	178,496
Accumulated depreciation	(138,003)	(10,037)	(148,040)
Property and equipment, net	29,956	500	30,456

Total assets	$35,104	500	$35,604

Deferred revenue	$21,245	—	$21,245
Total current liabilities	$21,245	—	$21,245

13. Segment and Geographical Information

We have organized the company into four reportable segments: North and South America (NASA); Europe, Africa, Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson-Russell (VHR).  In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients.  NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  VHR licenses geophysical software and provides geophysical reservoir consulting services.  The results of VHR’s operations were previously included in those of the NASA region; however, beginning in fiscal 2006, senior management began to review the results of VHR separately.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  The information related to the years ended July 31, 2005 and 2004 have been restated to reflect the new segment structure.  A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Year Ended July 31, 2006
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$541,396	$148,739	$112,466	$19,587	$—	$822,188
Depreciation and amortization, net (other than multi-client)	28,778	5,518	4,637	4,004	983	43,920
Amortization of multi-client library	164,940	36,035	—	—	—	200,975
Operating income (loss)	137,194	23,533	18,142	(2,782)	(43,208)	132,879
Net income (loss) before income tax	141,417	24,298	18,604	(3,106)	(41,787)	139,426
Total assets	485,989	191,077	86,810	12,436	381,718	1,158,030

	For the Year Ended July 31, 2005
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$388,632	$130,989	$98,171	$16,234	$—	$634,026
Depreciation and amortization, net (other than multi-client)	27,033	4,898	4,519	3,764	1,369	41,583
Amortization of multi-client library	112,019	43,420	4,286	—	—	159,725
Operating income (loss)	73,429	18,176	9,118	(4,811)	(31,671)	64,241
Net income (loss) before income tax	83,660	19,161	9,677	(4,853)	(31,402)	76,243
Total assets	501,995	119,632	51,915	14,680	278,376	966,598

	For the Year Ended July 31, 2004
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$370,916	$118,448	$60,125	$14,980	$—	$564,469
Depreciation and amortization, net (other than multi-client)	29,095	2,583	4,438	3,762	422	40,300
Amortization of multi-client library	148,218	56,818	4,804	—	—	209,840
Operating income (loss)	57,510	6,026	1,851	(3,183)	(34,434)	27,770
Net income (loss) before income tax	58,772	5,918	142	(3,298)	(52,598)	8,936
Total assets	479,140	116,158	38,014	15,845	127,089	776,246

Corporate includes corporate overhead and certain non-recurring adjustments.  The assets within the Corporate segment consist primarily of cash.

This table presents consolidated revenue by geographic area based on the location of the use of the product or service for the years ended July 31, 2006, 2005 and 2004:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)
Geographic areas:
United States	$343,299	$287,993	$245,144
Canada	141,667	92,639	88,283
Latin America	67,401	17,178	57,210
Europe	93,589	71,852	79,182
Middle East/Africa	60,771	62,515	32,513
Asia Pacific	115,461	101,849	62,137
Total	$822,188	$634,026	$564,469

This table presents property and equipment, net of depreciation, by geographic area based on the location of the assets:

	For the Years Ended July 31,
	2006	2005	2004
	(In thousands)
Geographic areas:
United States	$81,773	$93,194	$83,181
Canada	2,962	14,808	17,317
Latin America	1,183	1,176	1,958
Europe	7,772	8,212	8,213
Middle East/Africa	2,515	2,406	3,491
Asia Pacific	14,399	8,121	7,503
Total	$110,604	$127,917	$121,663

In fiscal 2006, no customer accounted for 10% or more of total revenue. In fiscal 2005, a single, large multi-national oil company represented 12% of our revenue. In fiscal 2004, no customer accounted for 10% or more of total revenue.

14. Selected Quarterly Financial Data (Unaudited)

	For the Year Ended July 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Revenue	$168,678	$238,860	$236,219	$178,431
Net income	11,787	31,082	32,876	6,487
Net income per common share — basic	.34	.89	.92	.18
Net income per common share — diluted	.32	.81	.84	.16

	For the Year Ended July 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Revenue	$129,581	$192,228	$175,510	$136,707
Net income	978	17,368	18,407	46,248
Net income per common share — basic	.03	.51	.54	1.36
Net income per common share — diluted	.03	.51	.52	1.31

Quarterly per share amounts may not total to annual per share amounts because weighted average common shares for the quarter may vary from weighted average common shares for the year.

15. Subsequent Events

On September 5, 2006, we announced that we terminated discussions with a third party relating to the possible sale of the Company’s land seismic acquisition business. Subsequent to July 31, 2006, we have incurred costs of approximately $10 million in connection with the possible sale of our land seismic acquisition business, which costs include amounts paid in settlement of all claims by the third party buyers and professional fees, including accounting and legal fees.  The depreciation expense of $2.7 million previously not recorded related to these assets expected to be sold in fiscal 2006 will be recorded in fiscal 2007 as if the assets were not held for sale at any time.  For further discussion on the assets and liabilities held for sale, see Note 12 above.

On September 4, 2006, the Company and CGG, a French société anonyme, entered into an Agreement and Plan of Merger, dated as of September 4, 2006 (the “Merger Agreement”), by and among the Company, CGG, Volnay Acquisition Co. I, a Delaware corporation and wholly owned subsidiary of CGG (“Merger Sub I”), and Volnay Acquisition Co. II, a Delaware corporation and wholly owned subsidiary of CGG (“Merger Sub II”), under which CGG has agreed to acquire all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”). Under the terms of the Merger Agreement, which was approved by the Boards of Directors of both the Company and CGG, Merger Sub I will merge with and into the Company with the Company continuing as the surviving corporation, and immediately thereafter, the

Company will merge with and into Merger Sub II with Merger Sub II continuing as the surviving corporation as a wholly owned subsidiary of CGG.

Total consideration for the Company Common Stock is fixed at approximately $1.5 billion in cash and approximately 47 million American Depository Shares (the “ADSs”) of CGG, with each ADS representing one-fifth of an ordinary share, nominal value €2.00 per share, of CGG (each a “CGG Ordinary Share”). Under the terms of the Merger Agreement, stockholders of the Company will have the right to elect to receive cash or ADSs, subject to a proration if either cash or stock is oversubscribed. The per share consideration is initially set at $75.00 in cash or 2.2501 ADSs and is subject to adjustment upwards or downwards so that each share of Company Common Stock receives consideration representing equal value.  This adjustment, however, will not increase or decrease the total amount of cash or the total number of ADSs to be issued in the transaction.  Based on the closing price of CGG’s ADSs on August 29, 2006, the stockholders of the Company would receive, in the aggregate, consideration comprised of approximately 51% ADSs and 49% cash.

Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval by the stockholders of the Company and CGG, (2) the receipt of all required regulatory approvals and (3) the effectiveness of the registration statement on Form F-4 and the registration statement on Form F-6 relating to the ADSs to be issued in the merger.  In the event of a termination of the Merger Agreement under certain circumstances, the Company or CGG may be required to pay the other party certain termination fees as more fully explained in the Merger Agreement filed as Exhibit 2.1 to Veritas DGC Inc.’s Form 8-K dated September 4, 2006.

Upon closing of the transaction, several significant items would occur including, without limitation, the following:

•                  All of our outstanding stock options would fully vest and restrictions on most outstanding restricted shares would vest.

•                  CGG will assume our convertible debt, which would continue to be fully convertible, and the holders of the debt would have the option of exercising their put right to CGG.

•                  Any outstanding borrowings and letters of credit under the credit facility would be due immediately upon closing of the transaction.

•                  A significant amount of severance compensation may be paid to executives of the company, including the named executive officers.

•                  Other material effects of the merger will be more fully discussed in the proxy statement/prospectus on Form F-4 which CGG plans to file with the SEC and in the proxy statement/prospectus relating to the proposed transaction, which will be sent to each Veritas stockholder in connection with the meeting of Veritas stockholders that we intend to call to vote to adopt the merger agreement.

VERITAS DGC INC. AND SUBSIDIARIES

Financial Statement Schedule
Valuation and Qualifying Accounts and Reserves
Schedule II
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts
2006	$1,322	$1,172	$—	$(599)	$1,895
2005	1,109	775	—	(562)	1,322
2004	7,953	—	—	(6,844)	1,109

Accrued dry dock
2006	$3,181	$5,003	$—	$(2,141)	$6,043
2005	2,420	4,612	—	(3,851)	3,181
2004	3,227	4,604	—	(5,411)	2,420

Tax valuation allowances
2006	$17,772	$9,622	$—	$(8,139)	$19,255
2005	73,036	3,195	—	(58,459)	17,772
2004	61,112	11,924	—	—	73,036

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of July 31, 2006.  Our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of July 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities and Exchange Act of 1934). An evaluation of the design and effectiveness of our internal control over financial reporting, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of July 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Changes in Internal Control over Financial Reporting

During the fiscal year ended July 31, 2006, we did not make any change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to the material to appear under the heading “Election of Directors” in the Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 11. Executive Compensation

Information required by this item is incorporated by reference to the material to appear under the heading “Management” in the Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents data related to all of our equity compensation plans for both non-employee directors and employees as of July 31, 2006, and provides information related to potential ownership dilution as of such date:

Equity Compensation Plan Information
as of July 31, 2006

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options)

Equity compensation plans approved by stockholders	744,524	(1)	$18.23	2,123,559	(2)

Equity compensation plans not approved by stockholders	433,949	(3)	22.22	0	(4)

(1)            Includes 683,779 options issued under our Share Incentive Plan approved by stockholders in December 2002. Includes 60,745 options issued before December 9, 1998 under our 1992 Employee Non-qualified Stock Option Plan. Stockholders approved the 1992 plan initially and in December 1997 approved amendments increasing the number of shares, which could be issued pursuant to options under the 1992 Employee Non-qualified Stock Option Plan. On December 9, 1998, our board of directors increased the number of options available under the 1992 Employee Non-qualified Stock Option Plan without obtaining stockholder approval. We have assumed that options issued before those dates were issued under plans approved by stockholders and that options issued on or after those dates were issued pursuant to plans not approved by stockholders.

(2)            Includes 759,529 shares available for issuance under our employee stock purchase plan and 1,364,030 shares available for issuance under our Share Incentive Plan. Under our Share Incentive Plan, our compensation committee is authorized to make awards to participants in the form of stock options, restricted stock, deferred share units, share appreciation rights or performance shares. The aggregate number of shares available for award under the plan is currently 1,364,030, of which no more than 334,895 shares may be awarded in any form other than stock options.

(3)            Includes 164,900 options issued on or after December 9, 1998 under our 1992 Employee Non-qualified Stock Option Plan and 72,750 options issued on or after December 9, 1997 under our 1992 Non-employee Director Non-qualified Stock Option Plan. See note 1 above. Also includes options we assumed in connection with our acquisitions of Enertec Resource Services Inc. in August 1999 and Reservoir Characterization Resource Consulting Inc. in February 2001. The remaining 196,299 options were issued under our 2001 Key Employee Non-qualified Stock Option Plan that was not approved by stockholders.

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

Options granted under the 1992 Plan and 2001 Plan generally vested over three years and were exercisable over a five to ten-year period from the date of grant. The exercise price for each option is the closing price on the New York Stock Exchange on the last trading day prior to the grant date. As of July 31, 2006, a total of 301,395 options were outstanding under the 1992 Plan and 196,299 were outstanding under our 2001 Plan. No further options may be issued under either plan after December 11, 2002.

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

The Director Plan provided that every year each eligible director was granted options to purchase 5,000 shares of our common stock which vest over a period of three years from the date of grant and are exercisable over five to ten years from the date of grant. The exercise price for each option is the closing price on the New York Stock Exchange on the last trading day prior to the grant date. As of July 31, 2006, a total of 72,750 options were outstanding under the Director Plan. No further options may be issued under the Director Plan after December 11, 2002.

Our current Share Incentive Plan is described further in the Note 7 to Notes to Consolidated Financial Statements above.

Certain information required by this item is incorporated by reference to the material to appear under the headings “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the material to appear under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

ITEM 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the material to appear under the heading “Ratification of Selection of Independent Accountants” in the Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves appears on page 55. All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Individual financial statements of 50% or less-owned companies and joint ventures accounted for by the equity method have been omitted because such 50% or less-owned companies and joint ventures, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

(a)(3)  See accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 4th day of October, 2006.

VERITAS DGC INC.

By:	/s/THIERRY PILENKO
Thierry Pilenko
(Chairman of the Board and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant in the indicated capacities have signed this report below on the 4th day of October 2006.

/s/ THIERRY PILENKO	Chairman of the Board and Chief Executive Officer, Director
Thierry Pilenko

/s/ TIMOTHY L. WELLS	President and Chief Operating Officer
Timothy L. Wells

/s/ MARK E. BALDWIN	Executive Vice President, Chief Financial Officer and Treasurer
Mark E. Baldwin

/s/ DENNIS S. BALDWIN	Vice President, Corporate Controller
Dennis S. Baldwin

/s/ LOREN K. CARROLL	Director
Loren K. Carroll

/s/ CLAYTON P. CORMIER	Director
Clayton P. Cormier

/s/ JAMES R. GIBBS	Director
James R. Gibbs

/s/ JAN A. RASK	Director
Jan A. Rask

/s/ YORAM SHOHAM	Director
Yoram Shoham

/s/ DAVID F. WORK	Director
David F. Work

Director
Terence K. Young

EXHIBIT INDEX

Exhibit No.	Description
2.1

—  Agreement and Plan of Merger, dated as of September 4, 2006, between and among Veritas DGC Inc., Compagnie Générale de Géophysique, Volnay Acquisition Co. I and Volnay Acquisition Co. II. (Exhibit 2.1 to Veritas DGC Inc.’s Form 8-K dated September 4, 2006 is incorporated herein by reference.)

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

3.5	— Bylaws of Veritas DGC Inc. (including all amendments through June 16, 2006) (Exhibit 3.1 to Veritas DGC Inc.’s Current Report on Form 8-K filed June 19, 2006 is incorporated herein by reference.)
4.1	— Specimen Veritas DGC Inc. Common Stock certificate (Exhibit 4-C to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 1996 is incorporated herein by reference.)
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

4.6	— Form of Notice to Holders of Exchangeable Shares (Exhibit 99.2 to Veritas DGC Inc.’s Current Report on Form 8-K filed January 18, 2006 is incorporated herein by reference.)
4.7

—  Amendment No. 1 to Rights Agreement between Veritas DGC Inc. and Mellon Shareholder Services, L.L.C. dated as of May 31, 2005 (Exhibit 4.2 to Veritas DGC Inc.’s Amendment No. 2 to Registration Statement on Form 8-A filed May 31, 2005 is incorporated herein by reference.)

+4.8

—  Amendment No. 2 to Rights Agreement between Veritas DGC Inc. and Mellon Shareholder Services, L.L.C. dated as of September 4, 2006 (attached hereto as Exhibit 4.8 and incorporated herein by reference.)

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

**10.13

—  Amendment No. 1 to Amended and Restated EmploymentAgreement between Veritas DGC Inc. and Timothy L. Wells. (Exhibit 10-L to Veritas DGC Inc.’s Form 10-Q for the quarter ended October 31, 2001 is incorporated herein by reference.)

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

**10.29	— Veritas DGC Inc. Key Contributor Plan (including all amendments through October 4, 2004) (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated March 3, 2005 is incorporated herein by reference.)
**10.30	— Description of director compensation. (Exhibit 10.31 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.31	— Form of Indemnity Agreement for directors and officers. (Exhibit 10.32 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.32	— Form of Stock Option Grant Agreement. (Exhibit 10.33 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)
**10.33	— Form of Deferred Share Unit Award and Deferral Agreement. (Exhibit 10.34 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2004 is incorporated herein by reference.)

**10.34	— Letter Agreement dated October 24, 2005 between Veritas DGC Inc. and Stephen J. Ludlow (Exhibit 10.3 to Veritas DGC Inc.’s Form 8-K dated October 28, 2005 is incorporated herein by reference.)
**10.35	— Employment agreement between Veritas DGC Inc. and Dennis S. Baldwin dated November 7, 2005. (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated November 7, 2005 is incorporated herein by reference.)
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

**10.37

—  Section 4.3(b), as amended June 16, 2006, of the Veritas DGC Inc. Global Management Incentive Plan. (Exhibit 10.1 to Veritas DGC Inc.’s Form 8-K dated June 19, 2006 is incorporated herein by reference.)

+4.8	— Amendment No. 2 to Rights Agreement between Veritas DGC Inc. and Mellon Shareholder Services, L.L.C. dated as of September 4, 2006.
+21	— Subsidiaries of the Registrant.
+23.1	— Consent of Independent Registered Public Accounting Firm
+31.1	— Rule 13a-14(a) certification by CEO.
+31.2	— Rule 13a-14(a) certification by CFO.
+32.1	— Section 1350 certification by CEO.
+32.2	— Section 1350 certification by CFO.

+  Filed herewith

** Management contract or compensatory plan or arrangement