Form 10-K/A
period 2006-07-31
VERITAS DGC INC
filed 2006-11-28
CIK 28866

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

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 31, 2006 was 36,171,810.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended July 31, 2006 is being filed to provide the information required by Part III of Form 10-K.

ITEM 10.               Directors and Executive Officers of Registrant

Certain information concerning each of our eight directors as of October 31, 2006, is set forth below:

Name	Principal Position with Veritas DGC	Age	Director Since	Member of
Loren K. Carroll	Director	63	2003	Audit committee; compensation committee

Clayton P. Cormier	Director	74	1991	Audit committee (chairman)

James R. Gibbs	Director	62	1997	Compensation committee; nominating and corporate governance committee (chairman)

Thierry Pilenko	Director, Chairman and Chief Executive Officer	49	2004	Innovation and technology committee (chairman)

Jan Rask	Director	51	1998	Audit committee; nominating and corporate governance committee

Yoram Shoham	Director	63	2005	Innovation and technology committee

David F. Work	Director	61	2004	Compensation committee (chairman)

Terence K. Young	Director	60	2005	Innovation and technology committee

Directors

Loren K. Carroll is currently a financial and strategic business consultant.  Until his retirement in April 2006, Mr. Carroll was president and chief executive officer of M-I Swaco and was also executive vice president of Smith International, Inc. Mr. Carroll also serves as a director of Smith International, Inc., Fleetwood Enterprises, Inc. and Forest Oil Corporation. Mr. Carroll joined Smith International in December 1984 as vice president and chief financial officer. In January 1988 he was appointed executive vice president and chief financial officer of Smith International and served in that capacity until March 1989. Mr. Carroll then rejoined Smith International in 1992 as executive vice president and chief financial officer. Smith International holds a 60% interest in M-I Swaco.

Clayton P. Cormier is currently a financial and insurance consultant. Previously, Mr. Cormier was a senior vice president in the oil and gas division of Johnson & Higgins, an insurance broker, from 1986 to 1991 and previously served as chairman of the board, president, and chief executive officer of Ancon Insurance Company, S.A. and as an assistant treasurer of ExxonMobil Corp.

James R. Gibbs is chairman, president and chief executive officer of Frontier Oil Corporation, an oil refining and marketing company. He has been chairman since January 1999, chief executive officer since 1992 and president since 1987. He has been employed there for twenty-four years. Mr. Gibbs is a director of Frontier Oil Corporation and Smith International, Inc., an advisory director of Frost Bank-Houston, and a member of the Board of Trustees of Southern Methodist University.

Thierry Pilenko became chairman and chief executive officer and a director of Veritas DGC in March 2004. Prior to his appointment and since 2001, Mr. Pilenko served as managing director of SchlumbergerSema, a Schlumberger Ltd. company located in Paris. From 1998 to 2001, he was president of Geoquest, another Schlumberger Ltd. company located in Houston, Texas. Mr. Pilenko was employed by Schlumberger Ltd. and its affiliated companies in various parts of the world beginning in 1984 in a variety of progressively more responsible operating positions.  Mr. Pilenko is also a director of Hercules Offshore, Inc.

Jan Rask is currently president and chief executive officer and a director of TODCO, formerly known as R & B Falcon, and has held that position since July 2002. From September 2001 to July 2002, he was the Managing Director-Acquisitions and Special Projects of Pride International, Inc. and from July 1996 to September 2001, Mr. Rask was president, chief executive officer and director of Marine Drilling Companies, Inc. Mr. Rask served as president and chief executive officer of Arethusa (Off-

Shore) Limited from May 1993 until the acquisition of Arethusa (Off-shore) Limited by Diamond Offshore Drilling, Inc. in May 1996. Mr. Rask joined Arethusa (Off-shore) Limited’s principal operating subsidiary in 1990 as its president and chief executive officer.

Yoram Shoham is currently an oil and gas industry consultant.  From 1983 until 2004, Mr. Shoham was employed by Shell Oil Company and Royal Dutch Shell and their affiliated companies in a variety of progressively more responsible positions, the most recent of which was vice president – external technology relations and consultant to Shell International Exploration & Production, Inc.

David F. Work is currently an oil and gas industry consultant. From 2001 until October 2003, he served as the chairman of Energy Virtual Partners, Inc., a privately-held company engaged in the business of managing under-resourced oil and gas properties. For more than five years prior to his retirement from BP Amoco in October 2000, he served in various management capacities with Amoco and BP Amoco, including group vice president of exploration and, finally, as regional president in the United States. Mr. Work currently also serves as a director of Edge Petroleum Corporation and CrystaTech, Inc.

Terence K. Young is currently a professor and head of the Department of Geophysics at the Colorado School of Mines and has served as such since 2000.  From 1983 until 2000, Mr. Young was employed by Mobil Research and Development Corporation in a variety of roles, the last of which was as a visiting scholar at the Institute for Statistics and Its Applications, Carnegie Mellon University.  From 1982 to 1983, he served as a research geophysicist with Compagnie Générale de Géophysique, from 1979 to 1982, he served as assistant professor, Colorado School of Mines, and from 1969 to 1974 was a pilot and flight instructor in the United States Navy.

Executive Officers

Except as described under the heading “Employment Agreements” below, our executive officers serve at the pleasure of our Board of Directors and are subject to annual appointment by our Board at its first meeting following each annual meeting of stockholders. In addition to Mr. Pilenko, whose biographical information is listed above under “Directors,” our executive officers include the following individuals as of October 31, 2006:

Timothy L. Wells, age 53, was appointed president and chief operating officer of Veritas DGC in January 1999. He has been employed by Veritas DGC for twenty years, having served as president of Veritas DGC’s Asia Pacific division, regional manager of North and South American processing, manager of research and programming and in various other capacities in North and South America.

Mark E. Baldwin, age 53, was appointed executive vice president, chief financial officer and treasurer of Veritas DGC in August 2004. Prior to his appointment and since 2003, Mr. Baldwin was an operating partner in First Reserve Corporation, a privately-held oilfield services equity firm. From 2001 to 2002, he served as executive vice president and chief financial officer of Nexitraone, LLC, a privately-held telecommunications company. From 1997 to 2001, Mr. Baldwin was chairman and chief executive officer of Pentacon, Inc., then a publicly traded distributor of aerospace and industrial fasteners. For the seventeen years prior to 1997, Mr. Baldwin held a number of progressively more responsible financial and operating positions with Keystone International, Inc., then a publicly traded manufacturer of flow control devices.

Dennis S. Baldwin, age 45, was appointed vice president, corporate controller of Veritas DGC in November 2005.   He first joined Veritas DGC in June 2005 as chief financial officer of the company’s North America/South America Region.  From April 2002 until joining Veritas DGC, Mr. Baldwin was employed by Universal Compression Holdings Inc., most recently as corporate controller and principle accounting officer.  From 1989 through April 2002, he was employed by CEMEX and its predecessor, Southdown, Inc. in a variety of financial and accounting roles.

Larry L. Worden, age 54, was appointed vice president, general counsel and secretary of Veritas DGC in December 1998. For ten years prior to that time, Mr. Worden served as vice president, general counsel and secretary of King Ranch, Inc., a privately-held Texas corporation. Prior to his employment with King Ranch, Inc. he served as division counsel at National Gypsum Company and practiced law at two private law firms.

Audit Committee

Our Board has appointed a standing audit committee in accordance with the requirements of the Securities Exchange Act of 1934 and the New York Stock Exchange. The members of the audit committee are Messrs. Carroll, Cormier and Rask. The audit committee assists the Board in ensuring that our accounting and reporting practices are in accordance with applicable requirements. Specifically, the audit committee annually reviews and selects the independent registered public accounting firm to be engaged to audit the consolidated financial statements of our company and management’s report on internal control over financial reporting. Under our audit committee charter, the audit committee has the ultimate authority and responsibility to select, evaluate, and, where appropriate, replace the independent registered public accounting firm.  Additionally, the audit committee reviews with representatives of such firm the plan and results of the auditing engagement, makes inquiries as to the adequacy of internal accounting controls, and considers the independence of our independent registered public accounting firm. The committee also reviews the scope and scheduling of our internal audits and reviews the results of those audits with the company’s director of internal audit and management.

Our board of directors has determined that each member of the audit committee is financially literate and each has accounting or related financial management expertise, as our Board interprets those terms in its business judgment. Our board of directors has designated each of Messrs Carroll, Cormier, and Rask as “audit committee financial experts” following its determination that each meets the criteria for such designation set forth in Item 401(h) of Regulation S-K. In addition, our board has affirmatively determined that Messrs Carroll, Cormier, and Rask (i) have no relationship to the company that may interfere with the exercise of their independence from management and the company; (ii) have no material relationship with the company (either directly as a partner, shareholder or officer of an organization that has a relationship with the company) and (iii) are otherwise “independent” as that term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual and Rule 10A-3(b)(1) and Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Stockholder Recommendations of Nominee(s) to Our Board

In October 2004, we adopted a new policy governing the method by which stockholders may recommend nominees to our board of directors. Under the terms of that policy, stockholders or a group of stockholders may recommend potential candidates for consideration by our nominating and corporate governance committee by sending a written request to the company’s corporate secretary not earlier than the 150th calendar day and not later than the 90th calendar day before the anniversary of the date our proxy statement was released to security holders in connection with our preceding year’s annual meeting. Such written request shall be sent to our principal executive offices, 10300 Town Park Drive, Houston, Texas 77072, Attn: Corporate Secretary. The written request must include the candidate’s name, contact information, biographical information and qualifications. The request must also include the potential candidate’s written consent to being named in the proxy statement as a nominee and to serving as a director if nominated and elected. The stockholder or group of stockholders making the recommendation must also disclose, with the written request described above, the number of shares that the stockholder or group beneficially owns and the period of time the stockholder or group has beneficially owned the shares. The committee may request additional information from time to time from the nominee or the stockholder.

In accordance with SEC rules, if the committee receives not later than 120 calendar days before the anniversary of the date we released our prior year’s proxy statement to stockholders, a recommended nominee from any stockholder or group beneficially owning more than 5% of our shares (and who has owned such amount for at least one year), we will disclose the identity of the candidate and the stockholder or group that recommended the candidate as well as whether the committee chose to nominate the candidate, provided that disclosure of the names will not be made without the written consent of both the candidate and the stockholder or group that made the recommendation.

Pursuant to our bylaws, only persons who are nominated in accordance with the following procedures are eligible for election as directors. Nominations of persons for election to our board of directors may be made at a meeting of stockholders only (a) by or at the direction of our board of directors or (b) by any stockholder of our company who is a stockholder of record at the time of giving of the required notice described below, who is entitled to vote for the election of directors at the meeting, and who complies with the following notice procedures. All nominations, other than those made by or at the direction of our board of directors, must be made pursuant to timely notice in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices, 10300 Town Park Drive, Houston, Texas 77072 Attention: Secretary, (i) with respect to an election to be held at an annual meeting not less than 90 days nor more than 120 days before that date which is the first anniversary of the preceding year’s annual meeting and (ii) with respect to any election to be held at a special meeting of stockholders, no earlier than the ninetieth day prior to such special meeting and not later than the close of business on the later of the seventieth day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting or of the nominees proposed by our board of directors to be elected at such meeting. If the annual meeting is advanced by more than 30 days, or delayed by more than 90 days, from the anniversary date of the preceding year’s annual meeting, the nomination must be delivered not earlier than the 120th day prior to the current year’s annual meeting and not later than the later of (1) the 90th day prior to the annual meeting or (2) the 10th day following the announcement of the change in the annual meeting date. A stockholder’s notice to the Secretary of our company must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to the person that is required to be disclosed in solicitations for proxies for election of directors, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act (including the written consent of such person to be named in the proxy statement as a nominee and to serve as a director if elected); and (b) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address, as they appear on our books, of such stockholder, and (ii) the class and number of shares of capital stock of our company that are beneficially owned by the stockholder.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, our executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. These persons are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the Section 16(a) forms furnished to us, we believe that, with respect to the fiscal year ended July 31, 2006, each of our directors and officers and greater than 10% stockholders met all applicable filing requirements under Section 16(a) of the Securities Act of 1934 with the exception of Mr. Dennis S. Baldwin, who filed a single late report on Form 4 which included a single transaction.  We are not aware of any instances of a failure to file a required Form 3 or Form 5.

Independence of Directors

Our Board has affirmatively determined that Messrs. Carroll, Cormier, Gibbs, Rask, Shoham, Work and Young (i) have no relationship to the company that may interfere with the exercise of their independence from management and the company; (ii) have no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company) and (iii) are otherwise “independent” as that term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual and Rule 10A-3(b)(1) and Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.  The Board has not adopted categorical standards for the determination of independence but instead makes such determinations by reference to definitions provided in applicable law and New York Stock Exchange requirements.

In making its determination as to Mr. Young, the Board considered the relationships between the company and the Colorado School of Mines, which employs Mr. Young as a professor and head of the Geophysics Department, and between the company and the Society of Exploration Geophysicists, which Mr. Young served as president from October 2005 to October 2006.  The company annually funds certain research projects with and provides certain services and equipment free of charge to the Colorado School of Mines, a non-profit educational institution.  The company paid or contributed to the Colorado School of Mines $389,660, $140,800, and $139,400 in fiscal years 2006, 2005, and 2004, respectively.  The company paid the Society of Exploration Geophysicists, a non-profit professional society, $276,886, $116,400, and $89,200 in fiscal years 2006, 2005, and 2004, respectively.  These payments consisted of fees for booth rental at the Society’s annual trade show, membership dues paid on behalf of company employees, and admission fees paid on behalf of company employees for programs sponsored by the organization.  The Board deemed the payments and benefits the company paid to and received from each of the two entities not to be material either to the company or the other entities involved and, that, therefore, Mr. Young’s relationship to each entity is not material and does not affect his independence as a director of the company.

Executive Sessions of Independent Directors

Our non-employee directors, all of whom are independent directors, meet in executive sessions held immediately following our regularly scheduled board meetings.  In fiscal year 2006, non-employee directors met in executive session 4 times.  The non-employee directors chose Mr. Gibbs to preside at their meetings, and he presided at all such meetings during fiscal year 2006.

Communicating with our Board or Directors

Our Board has adopted a procedure by which interested parties may communicate directly with the Board, individual directors, committees of the Board, non-employee directors as a group or the director who presides over meeting of non-employee directors. Interested parties may communicate in writing with our Board, individual directors, committees of the Board, non-employee directors as a group or the director who presides over meeting of non-employee directors at any time by mail addressed to the company’s corporate secretary at the company’s principal executive offices, 10300 Town Park Drive, Houston, Texas 77072.  Interested parties should clearly indicate on the envelope the intended recipient of the communication and that the communication is an “Interested Party Communication.”  All such communications received by the corporate secretary will be forwarded to the recipient designated on the envelope.  The corporate secretary will not review or pre-screen any interested party communications.  All communications designated for our non-employee directors as a group or to our Board will be forwarded to the presiding director, currently Mr. Gibbs, or if no presiding director has been designated, a non-employee director designated by the chairman of the Board.  All communications designated to a particular committee of the Board will be forwarded to the chairman of that committee.  All communications designated to a particular director will be forwarded to that director.  To report any issues relating to the company’s accounting, accounting controls, financial reporting or other practices, interested parties may also call the company’s confidential hotline at 800-736-0460 in the U.S. or in Canada.  All calls are answered by a third-party service and will remain anonymous.

Code of Ethics

Our board has adopted a code of ethics (we call it our “code of conduct”) that governs the business conduct and ethics of our directors, all of our employees and our executive officers, including our chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct has been posted on our company’s internet website at www.veritasdgc.com. In addition, we will provide a printed copy of our code of conduct without charge to any stockholder making written request to Larry L. Worden, Vice President, General Counsel and Secretary, 10300 Town Park Drive, Houston, Texas 77072. It is our intention to disclose on our internet website within four business days of any amendment or waiver.

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

Corporate Governance Guidelines / Committee Charters

Our board of directors has adopted written corporate governance guidelines that address such matters as board and committee functions and board and committee member qualifications and responsibilities. In addition, our board has adopted written charters for its audit committee, compensation committee, and nominating and corporate governance committee. Each of these charters was most recently amended in June 2006. Copies of our corporate governance guidelines and each of our committee charters are available on our website at www.veritasdgc.com. We will provide a written copy of any of these documents without charge to any stockholder making written request to Larry L. Worden, Vice President, General Counsel and Secretary, 10300 Town Park Drive, Houston, Texas 77072.

ITEM 11.      Executive Compensation

The following table reflects all forms of compensation for services to us for the three years ended July 31, 2006, 2005 and 2004 of those individuals who (i) served as our chief executive officer during the fiscal year ended July 31, 2006, or (ii) were among our four most highly compensated executive officers at July 31, 2006, other than the chief executive officer.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)
Thierry Pilenko (2) Chairman and Chief Executive Officer	2006 2005 2004	487,308 457,692 181,731	732,500 572,917 232,359	(6)	24,427 31,282 96,669	(3) (5) (7)	1,101,945 — —	(4)	37,500 — 120,000	— — —

Timothy L. Wells President and Chief Operating Officer	2006 2005 2004	356,154 336,154 315,000	428,000 336,667 194,706		65 195 —	(9) (9)	587,66 — 77,460	(4) (10)	20,000 — 24,700	11,000 10,750 11,759	(8) (8) (8)

Mark E. Baldwin (11) Executive Vice President, Chief Financial Officer and Treasurer	2006 2005 2004	309,231 276,923 —	372,000 400,000 —	(13)	7,456 12,612 —	(12) (14)	440,765 265,375 —	(4) (15)	15,000 — —	11,500 11,154 —	(8) (8)

Dennis S. Baldwin (16) Vice President, Corporate Controller	2006 2005 2004	174,615 20,269 —	162,250 19,833 —		— — —		146,900 116,500 —	(4) (17)	5,000 — —	5,807 — —	(8)

Larry L. Worden Vice President, General Counsel and Secretary	2006 2005 2004	244,615 229,615 210,923	245,000 201,250 105,955		195 195 —	(9) (9)	242,320 — —	(4)	7,250 — 12,400	9,907 12,094 9,350	(8) (8) (8)

(1)   Bonuses are reported for the year in which they were earned. A portion of the bonus payments reported for fiscal year 2006 was paid in October 2006, a portion of the bonus payments for fiscal year 2005 was paid in October 2005, and a portion of the bonus payments reported for fiscal year 2004 was paid in March and April 2005.

(2)   Joined the company in March 2004.

(3)   Includes reimbursement of $7,196 for U.S. income taxes due on the payment of legal expenses by the company in fiscal year 2004 (see Note 5 below), reimbursement of $6,000 for club membership dues, and reimbursement of expenses of $11,231 for the lease of an automobile.

(4)   Restricted stock grants under our long-term equity-based incentive plan shown in this column were actually made on October 6, 2006 but were earned in fiscal year 2006.  On the date of grant, the restricted shares were valued at $65 per share, the closing price of our Common Stock on the New York Stock Exchange on the day before the grant.  All of the restricted shares granted will vest on July 31, 2008, assuming that the grantee of the shares is still then employed by us.  The following number of restricted shares were granted to our named executive officers:  Mr. Pilenko – 16,953 shares; Mr. Wells – 9,041 shares; Mr. M. Baldwin – 6,781 shares; Mr. D. Baldwin – 2,260 shares and Mr. Worden – 3,278 shares.  Based on the closing price of our Common Stock of $57.27 on the New York Stock Exchange on July 31, 2006, the unvested restricted shares held by each such officer would have had the following value as of July 31, 2006: Mr. Pilenko — $970,898; Mr. Wells — $517,778; Mr. M. Baldwin — $388,348; Mr. D. Baldwin — $129,430; and Mr. Worden — $213,503.   We do not currently pay dividends on our Common Stock; however, we would pay dividends on the restricted stock should our dividend policy change.

(5)   Includes payment of $5,643 for tax preparation assistance for calendar year 2004; reimbursement of expenses of $12,769 for the lease of an automobile; reimbursement of expenses of $323 incurred in connection with the purchase of a home in Houston, Texas, and payment of legal expenses of $12,547.

(6)   Includes a $75,000 lump-sum payment made to Mr. Pilenko upon his initial employment and an incentive bonus for fiscal year 2004 of $157,359 actually paid in April 2005.

(7)   Reimbursement of legal expenses of $7,021 and payment of the following re-location expenses: cash moving allowance—$37,500; freight for personal effects—$23,177, temporary housing expenses—$10,620, airfare to Houston for Mr. Pilenko and his family — $18,351.

(8)   Company matching contributions pursuant to our 401(k) plan.

(9)   Incentive payments made under our health and wellness program.

(10) 6,000 shares of restricted stock valued at $12.91 per share, the closing price of our Common Stock on the New York Stock Exchange on February 1, 2004, the day before the date of the grant. Of the restricted shares issued to Mr. Wells, 2,000 vested on February 2, 2005, 2,000 vested on February 2, 2006, and, assuming that Mr. Wells is still then employed by us and, absent a change in control of the company (as defined in the restricted stock agreement), the remaining 2,000 shares will vest on February 2, 2007. In the event of a change in control, the remaining unvested shares will immediately vest.  On July 31, 2006, the remaining 2,000 unvested restricted shares granted to Mr. Wells had a value of $114,540 based on the closing price of our Common Stock of $57.27 per share on the New York Stock Exchange. We do not currently pay dividends on our Common Stock; however, we would pay dividends on the restricted stock should our dividend policy change.

(11) Joined the company in August 2004.

(12) Includes reimbursement of $7,196 for U.S. income taxes due on the payment of legal expenses by the company in fiscal year 2004 (see Note 14 below) and an incentive payment of $260 under our health and wellness program.

(13) Includes a $100,000 lump-sum payment made to Mr. M. Baldwin upon his initial employment and an incentive bonus for fiscal year 2005 of $300,000.

(14) Includes $12,547 in legal fees paid on behalf of Mr. M. Baldwin in April 2005 and a $65 incentive payment made under our health and wellness program.

(15) 12,500 shares of restricted stock valued at $21.23 per share, the closing price of our Common Stock on the New York Stock Exchange on August 23, 2004, the day before the date of the grant. Of the restricted shares issued to Mr. M. Baldwin, 4,167 vested on August 23, 2006, 4,167 vested on August

23, 2005, and, assuming that Mr. M. Baldwin is still then employed by us and, absent a change in control of the company (as defined in the restricted stock agreement), the remaining shares will vest 4,166 shares will vest on August 23, 2007.  In the event of a change in control, the remaining unvested shares will immediately vest.  On July 31, 2006, the remaining unvested 4,166 restricted shares had a value of $238,586 based on the closing price of our Common Stock of $57.27 per share on the New York Stock Exchange. We do not currently pay dividends on our Common Stock; however, we would pay dividends on the restricted stock should our dividend policy change.

(16) Joined the company in June 2005.

(17) 2,500 shares of restricted stock valued at $46.60 per share, the closing price of our Common Stock on the New York Stock Exchange on June 19, 2005, the day before the date of the grant. Of the restricted shares issued to Mr. D. Baldwin, 833 vested on June 20, 2006, and, assuming that Mr. D. Baldwin is still then employed by us and, absent a change in control of the company (as defined in the restricted stock agreement), the remaining shares will vest as follows: 833 shares on June 20, 2007, and 834 on June 20, 2008.  In the event of a change in control, the remaining unvested shares will immediately vest.  On July 31, 2006, the remaining unvested 1,667 restricted shares had a value of $95,469 based on the closing price of our Common Stock of $57.27 per share on the New York Stock Exchange. We do not currently pay dividends on our Common Stock; however, we would pay dividends on the restricted stock should our dividend policy change.

The following table sets forth options we granted during the fiscal year ended July 31, 2006 to our named executive officers:

OPTION GRANTS IN FISCAL YEAR ENDED JULY 31, 2006

	Individual Grants
Name of Officer	Number of securities underlying options granted		Percent of total options granted to employees in fiscal year	Exercise price ($/share)	Expiration date	Grant Date Present Value(1) $
Thierry Pilenko	37,500	(2)	17.9	31.94	10/14/2010	518,250
Timothy L. Wells	20,000	(2)	9.5	31.94	10/14/2010	276,400
Mark E. Baldwin	15,000	(2)	7.2	31.94	10/14/2010	207,300
Dennis S. Baldwin	5,000	(2)	2.4	31.94	10/14/2010	69,100
Larry L. Worden	7,250	(2)	3.5	31.94	10/14/2010	100,195

(1)   Grant Date Present Value of options granted was determined using the lattice-based option valuation method assuming no expected dividends over their contractual life, a risk-free interest rate of 4.0%, expected volatility of 50.8%, and an expected life of 4 years.

(2)   One-third of the options granted became exercisable on October 17, 2006, an additional one-third becomes exercisable on October 17, 2007, and the final one-third becomes exercisable on October 17, 2008.

The following table sets forth information with respect to options to purchase our shares held by our named executive officers that were exercised during the fiscal year ended July 31, 2006:

AGGREGATED OPTION EXERCISES IN FISCAL YEAR

ENDED JULY 31, 2006 AND FISCAL YEAR END OPTION VALUES

	Options Exercised During Fiscal Year		Number of Unexercised Options Held at Fiscal Year End (#)		Value of In-the-Money Unexercised Options Held at Fiscal Year End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Thierry Pilenko	—	—	80,000	77,500	3,311,200	2,605,475
Timothy L. Wells	—	—	46,330	26,175	1,687,637	791,144
Mark E. Baldwin	—	—	—	15,000	—	379,950
Dennis S. Baldwin	—	—	—	5,000	—	126,650
Larry L. Worden	—	—	22,932	10,350	843,974	326,491

(1)        Based on the difference between the July 31, 2006 closing price of our Common Stock of $57.27 per share on the New York Stock Exchange and the exercise price.

Director Compensation

Each of our directors who is not also an employee is paid an annual fee of $35,000 plus travel expenses, a fee of $1,500 for attendance at each regular or special board and committee meeting (other than telephonic meetings) and a fee of $750 for attendance at each telephonic board or committee meeting. Effective July 1, 2006, the chairman of the audit committee is paid an additional annual fee of $15,000 and the chairmen of the compensation committee and the nominating and corporate governance committee are each paid an additional fee of $10,000 annually.  Prior to July 1, 2006, the chairman of the audit committee was paid an additional annual fee of $10,000 and the chairmen of the compensation committee and the nominating and corporate governance committee were each paid an additional fee of $5,000 annually.

Under our Share Incentive Plan, non-employee directors are eligible to receive (1) nonqualified options, (2) share appreciation rights, (3) deferred share units, (4) restricted shares and (5) performance shares. The compensation committee determines the type of awards granted and the terms of each grant. Each non-employee director is granted options each year to purchase 6,000 shares of our common stock at fair market value on the date of grant. The options so granted vest immediately and have a five-year term. Newly elected or appointed non-employee directors will be granted options to purchase 10,000 shares of our common stock at fair market value on the date of grant. The options granted to newly elected or appointed non-employee directors will have a five-year term and become exercisable as follows: 2,500 options immediately upon the date of grant and an additional 2,500 options on each subsequent year on the anniversary of the date of grant. Non-employee directors are allowed to elect to receive deferred share units issued under our Share Incentive Plan in lieu of either 100 percent or 50 percent of their annual grant of options to purchase 6,000 shares of our common stock. In the event of such an election, the electing director will receive one deferred share unit in lieu of each three options: 2,000 deferred share units in the event of a 100 percent election or 1,000 deferred share units in the event of 50 percent election. The deferred share units will be vested immediately upon grant. Each deferred share unit automatically converts to one share of our common stock upon the director’s retirement or other termination.  Only Mr. Gibbs made such an election and in October 2005, we issued 2,000 deferred share units to him in lieu of 100 percent of his annual option grant.

Each of our non-employee directors may elect to receive deferred share units issued under our Share Incentive Plan in lieu of either 25, 50, 75 or 100 percent of his or her annual director’s fee. Once vested, each deferred share unit is convertible into one share of our common stock upon the director’s retirement or other termination. A director who elects to receive deferred share units prior to the end of any calendar year is entitled to receive on January 1 of the following year that number of deferred share units with a fair market value, as defined in the plan, equal to the amount deferred. The deferred share units then vest on the following dates: 25 percent on January 1 (the date of grant); and 25 percent on each of the following dates: April 1, July 1, and October 1. Vested deferred share units automatically convert to shares of our common stock upon the director’s retirement or other termination. None of our directors elected to receive deferred share units in lieu of his annual director’s fees for calendar year 2006.

Employment Agreements

We have entered into employment agreements with each of Messrs. Pilenko, Wells, M. Baldwin, D. Baldwin and Worden. Our agreement with Mr. Pilenko continues until terminated by prior written notice of either party. Our agreements with Messrs. Wells, M. Baldwin, D. Baldwin and Worden continue until the employee reaches age 65 unless the agreement is earlier terminated by prior written notice of either party. As of July 31, 2006, the executive officers are entitled to minimum annual salaries under their employment agreements as follows: Mr. Pilenko—$515,000; Mr. Wells—$370,000; Mr. M. Baldwin—$330,000; Mr. D. Baldwin—$185,000 and Mr. Worden—$255,000.  In the event of a termination without cause (other than in connection with a change of control of Veritas DGC), each executive officer is entitled to payment under his employment agreement equal to one or more years of annual base salary as follows: Mr. Pilenko—three years; Messrs. Wells and M. Baldwin—two years; and Messrs. D. Baldwin and Worden—one year. Payment of these amounts will be made over the specified period unless we exercise our option to pay them in a lump sum. In the event of a termination without cause within two years after a change of control of Veritas DGC, each executive officer is entitled to a lump sum payment under his employment agreement equal to the following number times the sum of his annual base salary and annual bonus: Messrs. Pilenko, Wells and M. Baldwin—three; and Messrs. D. Baldwin and Worden—two.

Compensation Committee Interlocks and Insider Participation

None of the three members of our compensation committee—Messrs. Carroll, Gibbs, or Work—is or has been at any time an officer or employee of Veritas DGC or any of its subsidiaries nor has any of them had any relationship with Veritas DGC that would otherwise require disclosure under Items 402 or 404 of Regulation S-K.

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

Our current Share Incentive Plan is described further in the Note 7 to Notes to Consolidated Financial Statements contained in our Form 10-K for the year ended July 31, 2006.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of shares at October 31, 2006, by (i) each person we know to own beneficially more than 5% of the outstanding shares, (ii) all directors, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and named executive officers as a group.

Name and Address	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)
Beneficial Owners of 5% or more:

Barclays Global Investors UK Holdings Limited (4) 1 Churchill Place London, E14 5HP, England	1,875,730	5.19

Named Executive Officers and Directors:

Thierry Pilenko	111,346	*
Timothy L. Wells	66,780	*
Mark E. Baldwin	22,077	*
Dennis S. Baldwin	6,582	*
Larry L. Worden	32,975	*
Loren K. Carroll	21,000	*
Clayton P. Cormier	18,004	*
James R. Gibbs	38,250	*
Jan Rask	37,500	*
Yoram Shoham	11,000	*
David F. Work	13,500	*
Terence K. Young	11,000	*
All directors and executive officers as a group (12 persons)	390,014	1.07

*                 Does not exceed one percent

(1)          Except as otherwise noted, each person has sole voting and investment power with respect to the shares listed.

(2)          Includes the following shares subject to options granted pursuant to Veritas DGC option plans, including options exercisable within 60 days: Mr. Pilenko—92,500 shares; Mr. Wells—52,996 shares; Mr. M. Baldwin—5,000 shares; Mr. D. Baldwin—1,666 shares; Mr. Worden—26,660 shares; Mr. Carroll—21,000 shares; Mr. Cormier—16,000 shares; Mr. Gibbs—36,250 shares; Mr. Rask—37,500 shares; Mr. Shoham—11,000 shares; Mr. Work—13,500 shares; and Mr. Young—11,000 shares and all directors and executive officers as a group—323,761 shares. Includes 2,000 shares of restricted stock issued to Mr. Wells that become vested on February 2, 2007; 4,166 shares of restricted stock issued to Mr. M. Baldwin that become vested 4,166 on August 23, 2007; and 833 and 834 shares of restricted stock issued to Mr. D. Baldwin that become vested on June 20, 2007 and June 20, 2008, respectively.  Includes the following restricted shares that become vested on July 31, 2008 issued to the following executive officers: Mr. Pilenko – 16,953 shares; Mr. Wells – 9,041 shares; Mr. M. Baldwin – 6,781 shares; Mr. D. Baldwin – 2,260 shares and Mr. Worden – 3,278 shares.  Includes 2,000 deferred share units issued to Mr. Gibbs that convert to 2,000 shares of our Common Stock when Mr. Gibbs ceases to be a director.

(3)          Percentages are calculated based on a total of 36,171,810 shares outstanding as of October 31, 2006 plus, in calculating the percentage for each person or group, the number of any options and deferred share units exercisable within 60 days of October 31, 2006 owned by such person or group, in accordance with Rule 13d-3(d)(1).

(4)          Based solely on information furnished in Schedule 13F filed with the Securities and Exchange Commission by such person for the calendar quarter ended September 30, 2006.  Such person has sole investment discretion over all shares, sole voting authority for 1,748,875 shares, no shared voting authority, and no voting authority for 126,855 shares.

ITEM 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

One of our directors, Terence K. Young, is a professor and head of the Geophysics Department of the Colorado School of Mines and, from October 2005 to October 2006, served as president of the Society of Exploration Geophysicists.  The company annually funds certain research projects with and provides certain services and equipment free of charge to the Colorado School of Mines, a non-profit educational institution.  During fiscal year 2006, the company made a series of payments or contributions to the Colorado School of Mines totaling $389,660.  Also during fiscal year 2006, the company made a series of payments to the Society of Exploration Geophysicists, a non-profit professional society, totaling $276,886.  These payments consisted of fees for booth rental at the Society’s annual trade show, membership dues paid on behalf of company employees, and admission fees paid on behalf of company employees for programs sponsored by the organization.  Mr. Young had no direct interest in any of these transactions and was neither involved in nor influenced the company’s decisions to make the payments or contributions it made.

ITEM 14.  Principal Accountant and Services

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has served as the independent registered public accounting firm of the company since November 1996.

Audit Fees

The aggregate fees for professional services for the audit of our consolidated financial statements, statutory audits in foreign jurisdictions, issuance of consents and the reviews of financial statements included in the company’s Forms 10-Q for the fiscal years ended July 31, 2006 and 2005 were $2,873,915 and $1,967,925, respectively. Our audit committee pre-approved all fees for professional services for the audit of our consolidated financial statements for the fiscal year ended July 31, 2006.

Audit-Related Fees

The aggregate fees for audit related services (audits of our employee benefit plans, accounting consultations, due diligence related to mergers and acquisitions and certain services related to compliance with the Sarbanes-Oxley Act of 2002) for the fiscal years ended July 31, 2006 and 2005 were $0 and $20,750, respectively. No fees for audit related services were incurred during the fiscal year ended July 31, 2006 and, therefore, no pre-approval by our audit committee was required.

Tax Fees

The aggregate fees for income tax and tax related services for the fiscal years ended July 31, 2006 and 2005 were $54,152 and $46,362, respectively. Our audit committee pre-approved all fees for tax and tax related services incurred during the fiscal year ended July 31, 2006.

All Other Fees

The aggregate fees of PricewaterhouseCoopers LLP during the fiscal years ended July 31, 2006 and 2005 for other services totaled $3,347 and $3,599, respectively. Our audit committee pre-approved all fees for such other services incurred during the fiscal year ended July 31, 2006. For fiscal year 2006, these services were only for subscriptions to PricewaterhouseCoopers’ on-line research tools.

In conjunction with our annual plan, we prepare a budget for non-audit services we intend to obtain from PricewaterhouseCoopers LLP. This budget includes a description of the specific projects and services and an estimated cost. We submit this budget to our audit committee for review and approval. We conduct our business with PricewaterhouseCoopers LLP according to this approved budget and, if circumstances require alteration of the budget, we request approval from the audit committee before deviating from the budget in any manner. We periodically submit an update of our spending with PricewaterhouseCoopers LLP to the audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 28th day of November, 2006.

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

Amendment No. 2 to Rights Agreement between Veritas DGC Inc. and Mellon Shareholder Services, L.L.C. dated as of September 4, 2006 (Exhibit 4.8 to Veritas DGC Inc.’s Annual Report of Form 10-K for the year ended July 31, 2006 is incorporated herein by reference.)

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

4.8	—

Amendment No. 2 to Rights Agreement between Veritas DGC Inc. and Mellon Shareholder Services, L.L.C. dated as of September 4, 2006. (Exhibit 4.8 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2006 is incorporated herein by reference.)

21	—	Subsidiaries of the Registrant. (Exhibit 21 to Veritas DGC Inc.’s Form 10-K for the year ended July 31, 2006 is incorporated herein by reference).
+31.1	—	Rule 13a-14(a) certification by CEO.
+31.2	—	Rule 13a-14(a) certification by CFO.
+32.1	—	Section 1350 certification by CEO.
+32.2	—	Section 1350 certification by CFO.

+  Filed herewith

** Management contract or compensatory plan or arrangement