Form 10-Q
period 2006-10-31
VERITAS DGC INC
filed 2006-12-06
CIK 28866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7427

Veritas DGC Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0343152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 Town Park Drive
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

The number of shares of the Company’s common stock, $.01 par value, outstanding at November 30, 2006 was 36,199,968.

TABLE OF CONTENTS

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2006	2005
	(In thousands, except per share amounts)

Revenue	$230,831	$168,678
Cost of services	165,792	136,666
Research and development	5,404	4,902
Merger and related costs	10,259	—
General and administrative	11,432	8,855
Operating income	37,944	18,255
Interest expense	2,188	1,476
Interest income	(4,983)	(1,901)
Gain on involuntary conversion of assets	—	(2,000)
Other (income) expense, net	29	(126)
Income before provision for income taxes	40,710	20,806
Provision for income tax expense	13,182	9,019
Net income	$27,528	$11,787

Net income per share:
Basic:
Weighted average common shares	35,973	34,689
Net income per common share	$.77	$.34

Diluted:
Weighted average common shares	40,748	36,838
Net income per common share	$.68	$.32

Comprehensive income:
Net income	$27,528	$11,787
Other comprehensive income (net of tax, $0 in all periods, except as specified):
Minimum pension liability adjustment (net of tax provision of $155)	363	—
Foreign currency translation adjustments	862	4,905
Total other comprehensive income	1,225	4,905
Comprehensive income	$28,753	$16,692

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	October 31, 2006	July 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$353,819	$401,955
Restricted cash investments	303	302
Accounts receivable (net of allowance for doubtful accounts: $1,915 in October and $1,895 in July)	238,430	215,244
Materials and supplies inventory	7,451	6,366
Prepayments and other	37,386	18,917
Deferred tax asset	8,225	8,225
Current assets held for sale	—	5,148
Total current assets	645,614	656,157

Property and equipment	546,225	359,683
Less accumulated depreciation	404,342	249,079
Property and equipment, net	141,883	110,604

Multi-client data library	324,069	296,603
Deferred tax asset, net	41,392	41,511
Other assets	22,656	22,699
Noncurrent assets held for sale	—	30,456
Total	$1,175,614	$1,158,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$155,000	$155,000
Accounts payable, trade	95,545	107,863
Accrued and deferred income taxes	35,131	29,224
Deferred revenue	47,581	29,280
Other accrued liabilities	58,256	70,313
Current liabilities held for sale	—	21,245
Total current liabilities	391,513	412,925
Non-current liabilities:
Other non-current liabilities	34,268	34,561
Total non-current liabilities	34,268	34,561
Stockholders' equity:
Common stock, $.01 par value; issued: 37,376,318 and 37,220,959 shares, respectively	374	372
Additional paid-in capital	503,455	492,387
Accumulated earnings	255,904	228,376
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	22,645	21,783
Minimum pension liability	(9,004)	(9,367)
Treasury stock, at cost; 1,357,643 and 1,349,592 shares, respectively	(23,541)	(23,007)
Total stockholders' equity	749,833	710,544
Total	$1,175,614	$1,158,030

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$27,528	$11,787
Non-cash items included in net income:
Depreciation and amortization, net (other than multi-client)	14,619	9,045
Amortization of multi-client data library	57,925	52,840
Share based compensation	1,323	1,447
Deferred income taxes	467	364
(Gain) / loss on disposition of property	(478)	43
Change in operating assets and liabilities:
Accounts receivable	(23,023)	(5,336)
Materials and supplies inventory	(645)	(1,298)
Prepayments and other	(13,749)	574
Accrued income tax	6,817	2,933
Accounts payable, deferred revenue and other accrued liabilities	(27,808)	(44,504)
Other	(300)	1,502
Net cash provided by operating activities	42,676	29,397
Cash flows from investing activities:
Investment in multi-client data library, net cash	(80,901)	(61,622)
Purchase of property and equipment	(19,221)	(11,451)
Proceeds from involuntary conversion of assets	—	13,600
Proceeds from sales of property and equipment	1,078	38
Net cash used by investing activities	(99,044)	(59,435)
Cash flows from financing activities:
Proceeds from the sale of common stock	2,734	6,560
Excess tax benefit from stock based compensation	5,588	732
Principal payments on capital lease obligations	(444)	(370)
Net cash provided by financing activities	7,878	6,922
Currency gain on foreign cash	354	1,694
Decrease in cash and cash equivalents	(48,136)	(21,422)
Beginning cash and cash equivalents balance	401,955	249,393
Ending cash and cash equivalents balance	$353,819	$227,971

Schedule of non-cash transactions:
Capitalization of depreciation and amortization resulting in an increase in multi-client data library	$3,612	$5,609

See Notes to Consolidated Financial Statements

VERITAS DGC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Summary of significant accounting policies

Basis of presentation

These consolidated financial statements are unaudited, but in the opinion of management, contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise disclosed.  These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  Certain reclassifications have been made to the prior period amounts to conform to the current period classification.  These interim financial statements should be read in conjunction with the consolidated financial statements presented in the Veritas DGC Inc. Annual Report on Form 10-K for the year ended July 31, 2006.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 did not have a material impact on the company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for years beginning after December 15, 2006, which is our fiscal year beginning August 1, 2007. We are currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for our financial statements issued related to the fiscal year beginning August 1, 2008, and interim periods within that year. We are currently evaluating the effect, if any, that the adoption of this standard will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS No. 158 requires an employer to:  (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us as of the end of the fiscal year ending on July 31, 2007.  The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for us for the fiscal year ending July 31, 2009.  We are currently evaluating the provisions of this guidance to determine the impact on our consolidated financial statements.  Had we adopted SFAS No. 158 as of July 31, 2006, the impact would have been an increase to liabilities and a decrease to stockholders’ equity of approximately $10 million.

In September 2006, the SEC issued SEC Staff Accounting Bulletin (“SAB”) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how a registrant should quantify the effect of an error in the financial statements for purposes of assessing materiality and requires that the effect be computed using both the current year income statement perspective (“rollover”) and the year end balance sheet perspective (“iron curtain”) methods for fiscal years ending after November 15, 2006. If a change in the method of quantifying errors is required under SAB No. 108, this represents a change in accounting policy; therefore, if the use of both methods results in a larger, material misstatement than the previously applied method, the financial statements must be adjusted. SAB No. 108 allows the cumulative effect of such adjustments to be made to opening retained earnings upon adoption. The adoption of SAB No. 108 did not have an effect on our consolidated financial statements.

2.              Business combinations

On September 4, 2006, the Company and Compagnie Générale de Géophysique (“CGG”), a French société anonyme, entered into an Agreement and Plan of Merger, dated as of September 4, 2006 (the “Merger Agreement”), by and among the Company, CGG, Volnay Acquisition Co. I, a Delaware corporation and wholly owned subsidiary of CGG (“Merger Sub I”), and Volnay Acquisition Co. II, a Delaware corporation and wholly owned subsidiary of CGG (“Merger Sub II”), under which CGG has agreed to acquire all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”). Under the terms of the Merger Agreement, which was approved by the Boards of Directors of both the Company and CGG, Merger Sub I will merge with and into the Company with the Company continuing as the surviving corporation, and immediately thereafter, the Company will merge with and into Merger Sub II with Merger Sub II continuing as the surviving corporation as a wholly owned subsidiary of CGG.

Total consideration for the Company Common Stock is fixed at approximately $1.5 billion in cash and approximately 47 million American Depository Shares (the “ADSs”) of CGG, with each ADS representing one-fifth of an ordinary share, nominal value €2.00 per share, of CGG (each a “CGG Ordinary Share”). Under the terms of the Merger Agreement, stockholders of the Company will have the right to elect to receive cash or ADSs, subject to a proration if either cash or stock is oversubscribed. The per share consideration was initially set at $75.00 in cash or 2.2501 ADSs and is subject to adjustment upwards or downwards so that each share of Company Common Stock receives consideration representing equal value.  This adjustment, however, will not increase or decrease the total amount of cash or the total number of ADSs to be issued in the transaction.  Based on the closing price of CGG’s ADSs on August 29, 2006, the stockholders of the Company would receive, in the aggregate, consideration comprised of approximately 51% ADSs and 49% cash.

Consummation of the transactions contemplated by the Merger Agreement is conditioned upon, among other things, (1) approval by the stockholders of the Company and CGG, (2) the receipt of required regulatory approvals as discussed below and (3) the effectiveness of the registration statement on Form F-4 and the registration statement on Form F-6 relating to the ADSs to be issued in the merger.  In the event of a termination of the Merger Agreement under certain circumstances, the Company or CGG may be required to pay the other party certain termination fees as more fully explained in the Merger Agreement filed as Exhibit 2.1 to Veritas DGC Inc.’s Form 8-K dated September 4, 2006.

The merger was subject to review by the Antitrust Division of the U.S. Department of Justice, which is referred to as the Antitrust Division, and the Federal Trade Commission, which is referred to as the FTC, under the Hart Scott Rodino (“HSR”) Act. The Antitrust Division terminated the waiting period imposed by the HSR Act on October 25, 2006. CGG and Veritas submitted a notice of the merger to the Committee on Foreign Investment in the United States (“CFIUS”), in accordance with the regulations implementing the Exon-Florio Amendment to the Defense Production Act of 1950, which is referred to as the Exon-Florio Amendment, and on November 16, 2006, the CFIUS issued a letter stating that had concluded its action, having found no national security issues sufficient to warrant further investigation. CGG and Veritas each conduct business in Norway and each submitted filings to the Norwegian antitrust authorities, but these authorities are deemed to have authorized the merger by not requesting the submission of a full notification. In addition, CGG and Veritas have each submitted filings to the Brazilian and United Kingdom antitrust authorities, though the approval of these authorities is not required to complete the merger.

The merger may also be subject to the regulatory requirements of other municipal, state, federal and foreign governmental agencies and authorities, including those relating to the offer and sale of securities

Upon closing of the transaction, several significant items would occur, including, without limitation, the following:

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

•                  Other material effects of the merger will be more fully discussed in the proxy statement/prospectus on Form F-4 which CGG has filed with the SEC and in the proxy statement/prospectus relating to the proposed transaction, which will be sent to each Veritas stockholder in connection with the meeting of Veritas stockholders that we intend to call to vote to adopt the merger agreement.

Due to the pending merger with CGG, on September 5, 2006, we announced that we terminated discussions with a third party relating to the possible sale of the Company’s land seismic acquisition business.  The depreciation expense of $2.7 million previously not recorded related to these assets expected to be sold in fiscal 2006 was recorded in fiscal 2007 as if the assets were not held for sale at any time.  For further discussion related to the assets and liabilities held for sale, see Note 7, Assets held for sale.

For the three months ended October 31, 2006, we have incurred $10.3 million in certain merger and related costs.  We terminated discussions with a third party relating to the possible sale of our land seismic acquisition business, during the first quarter of fiscal 2007.  The $10.3 million includes fees in connection with the termination of those discussions, consisting of amounts paid in settlement of all claims by the third party buyers and professional fees, including accounting and legal fees, and professional fees related to the pending merger with CGG.

3.               Earnings per common share

Basic and diluted earnings per common share are computed as follows:

	Three Months Ended October 31,
	2006	2005
	(In thousands, except per share amounts)
Net income	$27,528	$11,787

Basic:
Weighted average common shares (including exchangeable shares)	35,973	34,689
Net income per share	$.77	$.34

Diluted:
Weighted average common shares (including exchangeable shares)	35,973	34,689
Shares issuable from assumed conversion of notes	4,298	1,638
Shares issuable from assumed exercise of options	389	469
Shares issuable from the assumed vesting of restricted stock	88	42
Total	40,748	36,838
Net income per share	$.68	$.32

The shares issuable from assumed conversion of notes for the three months ended October 31, 2006 are based upon a stock price of $72.01, which was the closing price of Veritas DGC’s common stock at October 31, 2006.  The shares issuable from assumed conversion of notes for the three months ended October 31, 2005 are based upon a stock price of $32.21, which was the closing price of Veritas DGC’s common stock at October 31, 2005.

The following options to purchase common shares have been excluded from the computation assuming dilution because the exercise prices of the options exceeded the average market price for the period of the underlying common shares.

	Three Months Ended October 31,
	2006	2005
Number of options	—	385,271
Exercise price range	—	$ 33.94 - $ 55.13
Expiring through	—	March 2012

4.              Gain on involuntary conversion of assets

In January 2005, our seismic vessel Veritas Viking experienced an engine failure while acquiring data in the Gulf of Mexico and lost substantial amounts of overboard seismic equipment. This seismic equipment was insured at its replacement cost.   A gain of $2.0 million was recorded in the first quarter of fiscal 2006 due to the timing of the insurance settlements.  This $2.0 million gain in the first fiscal quarter of 2006 was included as a change in the amounts receivable in the consolidated statement of cash flows.

5.              Income taxes

A reconciliation between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to income before provision for income taxes is as follows:

	For the three months ending October 31,
	(amounts in thousands)
	2006	2005

Income tax provision computed at the U.S. statutory rate	$14,249	$7,282
Increase (decrease) in taxes resulting from:
Non-U.S. activities	(993)	1,153
Foreign tax refund	(5,047)	—
Non-deductible merger and related costs	3,590	—
Other	1,383	584
Total	$13,182	$9,019

The increase (decrease) in taxes resulting from non-U.S. activities includes non-U.S. earnings taxed at other than the U.S. statutory rate, non-U.S. withholding taxes, U.S. foreign tax credits, U.S. tax on non-U.S. branch operations or foreign dividends, foreign tax contingencies and changes in valuation allowances on foreign deferred taxes.

During the first quarter of fiscal 2007, the Company recorded a $5.0 million tax benefit related to a refund received from a foreign taxing authority with respect to certain prior year tax matters.  In addition, the Company incurred $10.3 million of non-deductible merger and related costs.

6.     Notes payable and debt structure

As of October 31, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of October 31, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from September 15, 2006 through December 14, 2006, is 4.64%, based on a LIBOR rate of 5.39%.  For the first quarter of fiscal 2007, the weighted average interest rate on the notes was 4.61%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  The notes continued to be convertible as of October 31, 2006.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of October 31, 2006.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $72.01 (which was the closing stock price at October 31, 2006), conversion of all the notes would result in our payment of $155 million in cash and 4.3 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof.  If we failed to keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then we were required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid were equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing liquidated damages at approximately $2,100 per day.  We were not required to register the resale of the notes and underlying common stock after March 10, 2006 and therefore, our liability for the payment of liquidated damages ended on that date.

In addition to the notes, we also have a five-year $85 million revolving loan agreement with a syndicate of banks.  The facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom.  As of October 31, 2006, there were no borrowings and $5.9 million of outstanding letters of credit, leaving $79.1 million available under the revolving loan facility.

The facility is secured by pledges of accounts receivable and the U.S. land data library, which, when added together, have a carrying amount of approximately $268 million as of October 31, 2006.  The facility is also secured by certain intercompany notes and stock in certain Veritas subsidiaries.  Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and the rates so selected may be either at LIBOR plus 1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate).  These rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%.  The loan agreement and related documents contain customary financial covenants and default provisions, including a limit on the amount of cash dividends.  These covenants contain certain financial measurements as of quarter ending dates, and, as of  October 31, 2006, we were in compliance with these covenants.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our credit facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of October 31, 2006, $0.4 million in letters of credit were outstanding under these lines.

7.     Pension plan

We maintain a contributory defined benefit pension plan (the “Plan”) for eligible participating employees in the United Kingdom.  The following is the net periodic benefit cost by component:

	Three Months Ended October 31,
	2006	2005
	(In thousands)
Service cost (benefits earned during the period)	$398	$331
Interest cost on projected benefit obligation	630	480
Expected return on plan assets	(391)	(324)
Amortization of transition obligation	2	2
Amortization of prior service cost	(38)	(36)
Amortization of net (gain)/loss	327	261
Net periodic benefit costs	$928	$714

We have made contributions to this plan based on the schedule of contributions on which the above service cost was based and expect to complete these contributions, totaling approximately $1.6 million for the year, during fiscal 2007.

8.              Assets held for sale

As of July 31, 2006, it was expected that the land acquisition seismic business would be sold to a third party with an expected closing to occur in the second fiscal quarter of fiscal 2007.  The land seismic acquisition business met the criteria to be considered held for sale and was appropriately classified as of July 31, 2006 in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Further, approximately $2.7 million of depreciation expense was not recorded in fiscal year 2006 to reflect the depreciation expense from the time the assets met the criteria until the end of fiscal year 2006.  The assets held for sale were included in the NASA and EAME segments.  The land seismic acquisition business was not considered a discontinued operation due to our continuing involvement in the business because of anticipated ongoing contracts.

In September 2006, these assets were no longer considered held for sale due to the pending merger with CGG.  According to FAS 144, when an asset is no longer considered held for sale, the depreciation expense previously not recorded should be recognized as if the assets were not held for sale at any time.  Therefore, we recorded $2.7 million of additional depreciation expense in the first fiscal quarter of 2007.  For further discussion on the pending merger with CGG, see Note 2, Business combinations.

The geophysical vessel, Veritas Searcher, and certain related equipment were sold during the first fiscal quarter for approximately $1 million and a gain of approximately $0.5 million.  A new vessel, the Veritas Voyager was placed into service in July 2006 as a replacement to the Searcher.

The amounts reclassified as held for sale as of July 31, 2006 were as follows:

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

9.              Segment information

The company has four reportable segments: North and South America (NASA); Europe, Africa, Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson Russell (VHR).  In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients.  NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  VHR licenses geophysical software and provides geophysical reservoir consulting services. This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.  A reconciliation of the reportable segments’ results to those of the total enterprise is given below:

	For the Three Months Ended October 31, 2006
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$139,294	$54,248	$32,202	$5,087	$—	$230,831
Depreciation and amortization, net (other than multi-client)	9,450	2,291	1,575	1,025	278	14,619
Amortization of multi-client library	37,082	20,749	94	—	—	57,925
Operating income (loss)	41,634	10,571	6,825	663	(21,749)	37,944
Assets	556,877	197,009	92,453	11,457	317,818	1,175,614

	For the Three Months Ended October 31, 2005
	NASA	EAME	APAC	VHR	Corporate	Total
	(In thousands)
Revenue	$102,842	$34,769	$26,783	$4,284	$—	$168,678
Depreciation and amortization, net (other than multi-client)	4,839	1,208	1,819	961	218	9,045
Amortization of multi-client library	36,745	16,095	—	—	—	52,840
Operating income (loss)	19,035	3,528	5,804	(662)	(9,450)	18,255
Assets	491,099	140,136	54,077	14,637	254,517	954,466

Corporate operating income (loss) includes overhead and certain non-recurring adjustments.   The assets within the Corporate segment consist primarily of cash.

10.       Stock based compensation

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

On December 11, 2002, we adopted our current Share Incentive Plan that provides for the issuance to directors, officers and select employees of: (1) nonqualified options to purchase our common stock, (2) incentive options to purchase our common stock, (3) share appreciation rights, (4) deferred share units, (5) restricted shares and (6) performance shares. Options issued to employees under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant; have five-year lives and vest over three years. Options issued to continuing non-employee directors under the Share Incentive Plan have exercise prices equal to the fair market value at the date of grant, have five-year lives and vest immediately.  As of October 31, 2006, 1.3 million shares were reserved for issuance under this plan, with no more than 0.3 million of those shares issuable in any form other than stock options.

Information related to stock based compensation follows:

	Three Months Ended	Three Months Ended
	October 31, 2006	October 31, 2005
	(in millions of dollars)
Compensation costs recorded for all plans	$1.3	$1.5
Tax benefit recognized in income statement for share-based compensation arrangements	0.4	0.4

Our policy of meeting the requirements upon exercise of stock options is to issue new shares.

As of October 31, 2006, there was approximately $6.2 million, of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  That cost is expected to be recognized on a straight line basis over the remaining vesting period, generally 2 years.

Stock options

The fair value of each option award granted after August 1, 2005 is estimated on the date of grant using a lattice-based option valuation model that uses the assumptions noted in the following table. No assumptions are listed for the three months ended October 31, 2006 as no options were granted during this period.  Expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock.  We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees were reviewed and shown to have similar historical exercise behavior and are considered together for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	Not applicable	50.8%
Expected dividends	Not applicable	0%
Expected term (in years)	Not applicable	4.0
Risk free rate	Not applicable	4.0%

The following tables provides additional information related to this stock option plan:

	For the Three Months Ended October 31, 2006
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Contractual Life In Years	Aggregate Intrinsic Value (000’s)
Beginning balance	1,178,473	$19.70
Options granted	—
Options exercised	106,956	17.82
Options forfeited	—
Total outstanding	1,071,517	19.77		2.6	$55,977
Options exercisable and vested	818,384	19.35		2.4	$43,100

The total intrinsic value of options exercised during the three months ended October 31, 2006 and 2005 was $4.9 million and $7.6 million, respectively.  Cash received from option exercises under all share-based payment arrangements for the three months ended October 31, 2006 was approximately $2.7 million.  The tax benefit realized for the tax deductions resulting from option exercises of share-based payment arrangements was approximately $5.3 million for the three months ended October 31, 2006.

Performance shares

During October 2005, certain participants were awarded rights to receive restricted shares of the company in October 2006.  Restricted shares were earned and granted  in October 2006.  The number of shares was based upon established performance targets that were assessed at the end of fiscal year 2006.  The vesting of the issued restricted shares will be two years after the performance targets were assessed and therefore the service period is from the date of grant through July 31, 2008.  These shares were valued initially at $31.94 per share for a total value of $2.5 million based upon the market price of the shares at the award date and the expected outcome of the performance targets. Based on the results for the year ended July 31, 2006 and that the fiscal 2006 performance targets were exceeded, we accrued additional share based compensation related to the performance shares.  During the first fiscal quarter of 2007, 70,113 shares of restricted stock were issued related to the performance shares valued at approximately $4.6 million.   We recorded $1.3 million and $0.4 million of compensation expense related to this plan in the fiscal year ended July 31, 2006 and in the first fiscal quarter of 2007, respectively.  We expect to record an additional $2.6 million over the remaining service period.  As a fixed amount of restricted shares have now been issued, this compensation plan is no longer recorded as a liability, but is now included as additional paid in capital.

Restricted Stock

For the restricted shares, the shares generally vest ratably over 3 years, except for those related to the performance shares discussed above.  The status of the restricted stock as of July 31, 2006 and the changes during the three months ended October 31, 2006 is presented below:

Number of Shares
Nonvested at July 31, 2006	124,969
Granted	70,113
Less: Vested	34,782
Less: Forfeited	1,250
Nonvested at October 31, 2006	159,050

The weighted average grant date fair value for the granted restricted stock was $65.00 and $31.94 per share for the three months ended October 31, 2006 and 2005, respectively.  All of the restricted stock granted in the first quarter of fiscal 2007 related to the performance shares discussed above.  The total fair value of shares vested during the three months ended October 31, 2006 and 2005 was approximately $2.3 million and $0.2 million, respectively.

Employee Stock Purchase Plan

We also have an employee stock purchase plan. The Board of Directors originally authorized 1,000,000 shares available for issuance under this plan. Participation is voluntary and substantially all full-time employees meeting limited eligibility requirements may participate. Contributions are made through payroll deductions and may not be less than 1% or more than 15% of the participant’s base pay as defined. The participant’s option to purchase common stock is deemed to be granted on the first day and exercised on the last day of the fiscal quarter at a price that is the lower of 85% of the market price on the first or last day of the fiscal quarter. In connection with the pending merger with CGG, we agreed to limit the number of shares to be issued after the merger agreement signing on September 4, 2006.  In order to comply with the merger agreement, Veritas discontinued the ESPP on October 31, 2006.  During the quarter ended October 31, 2006, 17,807 shares of common stock with a weighted fair value at grant of $12.07 per share were issued related to the preceding quarter’s grant.  During the quarter ended October 31, 2006, there were 18,026 shares granted and all of these will be issued in the second quarter of fiscal 2007.  The grant date fair value for these shares was $13.15 per share. During the quarter ended October 31, 2005, 24,317 shares of common stock with a weighted fair value at grant of $22.42 per share were issued related to the preceding fiscal quarter’s grant.  During the quarter ended October 31, 2005, there were 23,144 shares granted and all of these were issued in the second quarter of fiscal 2006 with a grant date fair value of $7.52 per share. The fair value for the shares granted was determined using the Black-Scholes option valuation method with the following assumptions:

	Assumptions used in valuation model
For the quarter ended	Risk free rate	Volatility	Expected life	Expected dividends
October 31, 2005	3.5%	47%	90 days	—
October 31, 2006	4.9%	44%	90 days	—

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

Overview

On September 4, 2006, we entered into a merger agreement with Compagnie Générale de Géophysique, a société anonyme organized under the laws of the Republic of France (“CGG”), whereby CGG agreed to acquire Veritas in a part cash, part stock transaction.  The transaction is currently expected to close in early calendar year 2007.  See further discussion on the proposed merger in Note 2, Business Combinations, of Notes to Consolidated Financial Statements.

We see strengthening conditions in the seismic industry, as it continues to move out of the weak 1999 - 2003 timeframe to what appears to be a robust future. We first noted a change in our marketplace during the second half of calendar 2004, when we began to see global exploration for oil and gas increasing worldwide in key basins of interest and exploration and production companies actively competing with each other for access to seismic acquisition assets in certain markets, driving prices upward.

While seismic has traditionally been used purely as an exploration tool, we are also seeing growing interest in new seismic reservoir imaging techniques, such as wide azimuth acquisition, which offers better delineation of complex structures and may advance the use of seismic in hydrocarbon production.

We believe all of these trends are promising for our business, although seismic spending will undoubtedly continue to fluctuate.

Our overall performance for the three months ended October 31, 2006 is the result of being well positioned to take advantage of the increased exploration and reservoir delineation spending.  This positioning includes having quality multi-client data in areas of current customer interest and areas of emerging potential, data imaging capabilities that enable us to further illuminate the subsurface by producing the highest quality seismic images and field operations that provide technical as well as health, safety and environmental excellence.

Due to our sales and operational efforts and the robust seismic market, we have seen our backlog increase to $550 million at October 31, 2006 from $456 million at July 31, 2006 and $459 million at October 31, 2005.  We expect that approximately 90% of the backlog at October 31, 2006 will be completed during the next twelve months.

The company has four reportable segments: North and South America (NASA); Europe, Africa, Middle East and Commonwealth of Independent States (EAME); Asia Pacific (APAC); and Veritas Hampson Russell (VHR).  In NASA, EAME and APAC, we conduct geophysical surveys on both a contract and a multi-client basis. When we conduct surveys on a contract basis, we acquire and process data for a single client who pays us to conduct the survey and owns the data we acquire. When we conduct surveys on a multi-client basis, we acquire and process data for our own account and license that data and associated products to multiple clients.  NASA, EAME and APAC offer a common suite of these products and services to their customers, although each product or service may be adapted to meet the needs of the local markets.  VHR licenses geophysical software and provides geophysical reservoir consulting services.  This segmentation of our company is representative of the manner in which it is viewed and managed by our senior managers and our Board of Directors.

Results of operations

Three months ended October 31, 2006 compared with three months ended October 31, 2005

Revenues.  Our revenues increased by 37% from $168.7 million in the first quarter of fiscal 2006 to $230.8 million in the first quarter of fiscal 2007 as discussed further below.

Multi-client revenue in the first quarter of fiscal 2007 of $108.3 million increased by $33.8 million, or 45%, compared to the prior year’s first fiscal quarter.  Land multi-client and marine multi-client contributed increases of $17.8 million and $16.0 million, respectively.  The increases in the land multi-client revenue came primarily from Canada survey sales.  Marine survey sales continue to remain strong globally with particularly good results coming from the  Gulf of Mexico and the North Sea.  In addition, we had significant multi-client sales from Kazakhstan, a new and promising area for Veritas.

Total contract revenue increased $28.3 million, or 30%, from the prior year’s first fiscal quarter with strong growth from marine acquisition and imaging work from across all geographic regions.  Our NASA region continues to see significant growth in revenues from the Gulf of Mexico area.  Our land contract business remains strong, improving from the first quarter results from the prior year that included a large project in South America.

All of our segments contributed to higher revenue, which was driven primarily by increases both in multi-client and contract work.  NASA generated a $36.5 million revenue increase primarily through multi-client land work in Canada, additional marine acquisition work in the Gulf of Mexico and increased imaging work. EAME had higher revenue of $19.5 million coming from all product lines with the most significant increase in its marine multi client sales.  Asia Pacific continued to experience increases in its marine contract and imaging work.

Revenue by contract type is as follows:

	For the Three Months Ended October 31,
			Change
	2006	2005	$	%
	(Dollars in thousands)
Multi-Client:
Land	$43,747	$25,899	$17,848	69%
Marine	64,549	48,558	15,991	33%
Total Multi-Client	108,296	74,457	33,839	45%
Contract:
Land	48,817	47,647	1,170	2%
Marine	73,718	46,574	27,144	58%
Total Contract	122,536	94,221	28,314	30%
Total Revenue	$230,831	$168,678	$62,153	37%

Revenue by segment is as follows:

	For the Three Months Ended October 31,
			Change
	2006	2005	$	%
	(Dollars in thousands)

NASA	$139,294	$102,842	$36,452	35%
EAME	54,248	34,769	19,479	56%
APAC	32,202	26,783	5,419	20%
VHR	5,087	4,284	803	19%
Total Revenue	$230,831	$168,678	$62,153	37%

Operating income.  Operating income for the first quarter of fiscal 2007 of $37.9 million more than doubled from the $18.3 million in the prior year’s first fiscal quarter.  The increase in the operating income was primarily due to higher revenue and margins in both multi-client and contract work.  Margin increases were generated by marine multi-client sales in the Gulf of Mexico, Canada, North Sea and Kazakhstan.

Operating income included $10.3 million of merger and related costs.  We terminated discussions with a third party relating to the possible sale of our land seismic acquisition business, during the first quarter of fiscal 2007.  The $10.3 million includes fees in connection with the termination of those discussions, consisting of amounts paid in settlement of all claims by the third party buyers and professional fees, including accounting and legal fees, and professional fees related to the pending merger with CGG.

Also included in operating income in the first quarter of fiscal 2007 was approximately $2.7 million of depreciation that related to the land seismic acquisition assets that were previously considered held for sale during fiscal 2006.  Another significant item within operating income was $1.4 million of professional fees related to obtaining a significant refund from a foreign taxing authority.  The benefit of the refund was recorded as a reduction of income tax expense, which is discussed below.

General and administrative expenses increased $2.6 million from the prior year’s first fiscal quarter primarily due to the professional fees incurred related to obtain the tax refund discussed above and discussed in the income tax section below.

Interest expense.  Interest expense increased by $0.7 million from the prior year’s first fiscal quarter as a result of increases in the LIBOR rate applicable to the $155 million convertible debt.

Interest income.  Interest income increased $3.1 million compared to the prior year’s first fiscal quarter due to a higher cash balance and higher interest rates.

Involuntary conversion of assets.  The company recognized a pre-tax insurance gain of $2.0 million in the first quarter of fiscal 2006 related to insurance settlements for the equipment loss on the Veritas Viking experienced in the second quarter of fiscal year 2005.

Other income (expense), net.  Other income and expense, net consisted of foreign exchange losses of $0.3 million and other miscellaneous gains of $0.3 million in the first quarter of fiscal 2007.  For the first quarter of fiscal year 2006, other income and expense, net consisted of $0.9 million of foreign exchange losses and other miscellaneous gains of $1.0 million.

Income taxes.   The company’s effective tax rate for the quarter ended October 31, 2006 was 32%, which is lower than the 35% U.S. statutory rate and the prior year’s first quarter tax rate of 43%.  The reduction in the current quarter rate was attributable to non-U.S. activities and a $5.0 million tax benefit related to a refund received from a foreign taxing authority with respect to certain prior year tax matters.  This reduction was partially offset by a $3.6 million tax provision related to $10.3 million of non-deductible merger and related costs.

Liquidity and capital resources

Cash flow and liquidity

Our internal sources of liquidity are cash on hand and cash flow from operations.  External sources include existing credit facilities, public financing, equity sales, equipment financing, existing credit facilities, and trade credit.  We believe that our current cash balance and cash flow from operations will be adequate to meet our liquidity needs over the next twelve months.

Net cash provided by operating activities was $42.7 million for the first three months of fiscal 2007, which is an increase from $29.4 million for the first three months of fiscal 2006 primarily due to the increase in net income.  Net cash used by investing activities increased to $99.0 million in the first three months of fiscal 2007 from $59.4 million in the first three months of fiscal 2006 primarily due to increased multi-client library and capital expenditures.  Our currently projected cash investments for fiscal 2007 include capital expenditures to replace and upgrade existing equipment of approximately $230 to $250 million and investment in our data library of approximately $270 to $300 million.  We expect to fund the remainder of these investments from our current cash on hand and from internally generated funds.

As of the beginning of the second fiscal quarter of fiscal 2006, our convertible senior notes were convertible.  See further discussion on the convertibility of the notes below.  The notes continued to be convertible as of October 31, 2006.  As of October 31, 2006, we had an adequate amount of cash to fund the conversion of the notes which would require a payment of the entire principal amount had all of the notes been converted on that date.

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

Debt structure

As of October 31, 2006, our notes payable consisted of $155.0 million of Convertible Senior Notes due 2024. These notes are classified as a current liability as of October 31, 2006 because the conversion feature discussed below results in the notes being convertible at the option of the holders.

The Convertible Senior Notes bear interest at a per annum rate which equals the three-month LIBOR rate, adjusted quarterly, minus a spread of 0.75%.  The interest rate of the notes, from September 15, 2006 through December 14, 2006, is 4.64%, based on a LIBOR rate of 5.39%.  For the first quarter of fiscal 2007, the weighted average interest rate on the notes was 4.61%. The notes will mature on March 15, 2024 and may not be redeemed by us prior to March 20, 2009. Holders of the notes may require us to repurchase some, or all, of the notes on March 15, 2009, 2014 and 2019. They could also require repurchase upon a change of control (as defined in the indenture under which the Convertible Senior Notes were issued).

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

As of the beginning of the second fiscal quarter of 2006, the Convertible Senior Notes were convertible as the stock price remained greater than 120% of the Conversion Price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2005.  The notes continued to be convertible as of October 31, 2006.  Because of the convertibility, the notes have been classified as a current liability on our consolidated balance sheet as of October 31, 2006.  The determination of the convertibility of the notes occurs quarterly.  Depending upon the common stock price in the future, the notes may not be convertible in future quarters and therefore would not be classified as current on our consolidated balance sheet.  Assuming a stock price of $72.01 (which was the closing stock price at October 31, 2006), conversion of all the notes would result in our payment of $155 million in cash and 4.3 million shares of common stock.

In connection with our issuance of the Convertible Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to register the resale of the notes and underlying common stock by the holders thereof.  If we failed to keep the shelf registration statement related to this debt effective or usable in accordance with the registration rights agreement, then we were required to pay liquidated damages to all holders of notes and all holders of our common stock issued upon conversion of the notes.  The liquidated damages to be paid were equal to an annual rate of 0.50% of the principal amount.  In November 2005, the shelf registration statement became no longer effective and, accordingly, we began accruing liquidated damages at approximately $2,100 per day.  We were not required to register the resale of the notes and underlying common stock after March 10, 2006 and therefore, our liability for the payment of liquidated damages ended on that date.

In addition to the notes, we also have a five-year $85 million revolving loan agreement with a syndicate of banks.  The facility provides for revolving loans and the issuance of letters of credit to Veritas DGC Inc. and certain of its subsidiaries of up to $45 million in the United States, $15 million in Canada, $15 million in Singapore and $10 million in the United Kingdom.  As of October 31, 2006, there were no borrowings and $5.9 million of outstanding letters of credit, leaving $79.1 million available under the revolving loan facility.

The facility is secured by pledges of accounts receivable and the U.S. land data library, which, when added together, have a carrying amount of approximately $268 million as of October 31, 2006.  The facility is also secured by certain intercompany notes and stock in certain Veritas subsidiaries.  Veritas and certain of its subsidiaries have also issued loan guarantees with respect to certain borrowings. Interest rates on borrowings under the facility are selected by the borrower at the time of any advance and the rates so selected may be either at LIBOR plus 1.00% or the Base Rate (defined as the lesser of the applicable prime rate or the federal funds rate).  These rates may be adjusted upward depending upon our leverage ratio (calculated as a ratio of funded debt versus EBITDA for the previous four quarters) to a maximum of LIBOR plus 1.50% or the base rate plus 0.50%.  The loan agreement and related documents contain customary financial covenants and default provisions, including a limit on the amount of cash dividends.  These covenants contain certain financial measurements as of quarter ending dates, and, as of  October 31, 2006, we were in compliance with these covenants.

We also have various unsecured lines of credit, with lending institutions that operate in geographic areas not covered by the lending institutions in our credit facility, totaling $8.5 million that may be used exclusively for the issuance of letters of credit and bank guarantees. As of October 31, 2006, $0.4 million in letters of credit were outstanding under these lines.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 did not have a material impact on the company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for years beginning after December 15, 2006, which is our fiscal year beginning August 1, 2007.  We are currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for our financial statements issued related to the fiscal year beginning August 1, 2008, and interim periods within that year. We are currently evaluating the effect, if any, that the adoption of this standard will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS No. 158 requires an employer to:  (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us as of the end of the fiscal year ending on July 31, 2007.  The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for us for the fiscal year ending July 31, 2009.  We are currently evaluating the provisions of this guidance to determine the impact on our consolidated financial statements.  Had we adopted SFAS No. 158 as of July 31, 2006, the impact would have been an increase to liabilities and a decrease to stockholders’ equity of approximately $10 million.

In September 2006, the SEC issued SEC Staff Accounting Bulletin (“SAB”) No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how a registrant should quantify the effect of an error in the financial statements for purposes of assessing materiality and requires that the effect be computed using both the current year income statement perspective (“rollover”) and the year end balance sheet perspective (“iron curtain”) methods for fiscal years ending after November 15, 2006. If a change in the method of quantifying errors is required under SAB No. 108, this represents a change in accounting policy; therefore, if the use of both methods results in a larger, material misstatement than the previously applied method, the financial statements must be adjusted. SAB No. 108 allows the cumulative effect of such adjustments to be made to opening retained earnings upon adoption. The adoption of SAB No. 108 did not have an effect on our consolidated financial statements.

Critical accounting policies

While all of our accounting policies are important in assuring that we adhere to current accounting standards, certain policies are particularly important due to their impact on our financial statements.  Our critical accounting policies are described in detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, which description is incorporated herein by reference.

Item 3.    Quantitative and Qualitative Disclosures Regarding Market Risk

As of October 31, 2006, we had $155.0 million Convertible Senior Notes bearing interest at LIBOR less 0.75% with a fair value of $465 million, based upon the bid price of 300.29 on October 31, 2006.  These notes are not hedged and represent our total exposure to interest rate risk. Each 100 basis point increase in the LIBOR rate will increase our interest expense by $1.6 million per year.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of October 31, 2006. Our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of October 31, 2006.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2007, we did not make any change to our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of December 2006.

VERITAS DGC INC.

By:	/s/ Mark E. Baldwin
Mark E. Baldwin
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Dennis S. Baldwin
Dennis S. Baldwin
Vice President, Corporate Controller (Chief Accounting Officer)